Form 10-K
period 2018-12-31
Matson, Inc.
filed 2019-03-04
CIK 3453

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2018

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

None

Number of shares of Common Stock outstanding at February 20, 2019:

42,826,203

Aggregate market value of Common Stock held by non-affiliates at June 30, 2018:

$1,614,645,486

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

Documents Incorporated By Reference

The following document is incorporated by reference in Part III of the Annual Report on Form 10-K to the extent described therein: Proxy statement for the annual meeting of shareholders of Matson, Inc. to be held April 25, 2019.

i

MATSON, INC.

FORM 10-K

Annual Report for the Fiscal Year

Ended December 31, 2018

PART I

ITEM 1.  BUSINESS

A.	COMPANY OVERVIEW

Matson, Inc., a holding company incorporated in January 2012 in the State of Hawaii, and its subsidiaries (“Matson” or the “Company”), is a leading provider of ocean transportation and logistics services.  The Company consists of two segments, Ocean Transportation and Logistics.  For financial information by segment for the three years ended December 31, 2018, see Note 3 to the Consolidated Financial Statements in Item 8 of Part II below.

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

Matson has a 35 percent ownership interest in SSA Terminals, LLC (“SSAT”), a joint venture between Matson Ventures, Inc., a wholly-owned subsidiary of MatNav, and SSA Ventures, Inc. (“SSA”), a subsidiary of Carrix, Inc. (“Terminal Joint Venture”).  SSAT provides terminal and stevedoring services to various carriers at seven terminal facilities on the U.S. West Coast, including four facilities which are used by MatNav.  Matson records its share of income from the Terminal Joint Venture in costs and expenses in the Consolidated Statements of Income and Comprehensive Income, and within the Ocean Transportation segment due to the nature of SSAT’s operations.

Logistics:  Matson’s Logistics business is conducted through Matson Logistics, Inc. (“Matson Logistics”), a wholly-owned subsidiary of MatNav.  Established in 1987, Matson Logistics is an asset-light business that provides a variety of logistics services to its customers including: (i) multimodal transportation brokerage of domestic and international rail intermodal services, long-haul and regional highway trucking services, specialized hauling, flat-bed and project services, less-than-truckload services, and expedited freight services (collectively “Transportation Brokerage” services); (ii) less-than-container load (“LCL”) consolidation and freight forwarding services (collectively “Freight Forwarding” services); (iii) warehousing and distribution services; and (iv) supply chain management, non-vessel operating common carrier (“NVOCC”) freight forwarding and other services.

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

Northbound cargo to Alaska includes dry containers of mixed commodities, refrigerated commodities, packaged foods and beverages, retail merchandise, household goods and automobiles.  Southbound cargo from Alaska primarily consists of seafood, household goods and automobiles.

China Service:  Matson’s expedited China-Long Beach Express (“CLX”) service is part of an integrated service that carries cargo from Long Beach, California to Honolulu, Hawaii, to Guam, and then to Okinawa, Japan.  The vessels continue to the ports of Ningbo and Shanghai in China, where they are loaded with cargo to be discharged primarily in Long Beach, California.  These vessels also carry cargo destined for Hawaii which originated in Guam, Micronesia, Japan and China.    Matson provides container transshipment services between the CLX ports and many locations in Asia including Hong Kong and Xiamen, China.

Eastbound cargo from China to Long Beach, California consists mainly of garments, footwear and other retail merchandise.  Westbound cargo to China and other destinations in Asia consists mainly of recycled materials.

Guam Service:  Matson’s Guam service provides weekly services between the U.S West Coast and Guam, as part of its expedited CLX service.  Matson also provides weekly connecting service from Guam to the Commonwealth of the Northern Mariana Islands.  These services carry cargo similar to the Hawaii service described above.

Japan Service:  Matson’s Japan service provides services to the port of Naha in Okinawa, Japan, as part of its expedited CLX service.  This service carries mainly general sustenance cargo and household goods supporting the U.S. military.

Micronesia Service:  Matson’s Micronesia service provides services between the U.S. West Coast and the islands of Yap, Pohnpei, Chuuk and Kosrae in the Federated States of Micronesia, and the Republic of Palau.  Cargo destined for these locations is transshipped through Guam and consists of mainly general sustenance cargo.  Matson also operates a direct service between Honolulu, Hawaii and the islands of Kwajalein, Ebeye and Majuro in the Republic of the Marshall Islands with a U.S. flagged vessel.  This service carries mainly general sustenance cargo, construction materials, and household goods supporting the U.S. military.

South Pacific Service:  Matson’s New Zealand Express (“NZX”) service provides services carrying general sustenance cargo between Auckland, New Zealand and the South Pacific islands, including Fiji (Suva and Lautoka), Samoa (Apia), American Samoa (Pago Pago), the Cook Islands (Rarotonga and Aitutaki), Tonga (Nukualofa and Vava’u), and Niue.  Matson’s NZX service also provides transshipment services to the islands of Tahiti, Vanuatu, Nauru and the Solomon Islands (Honiara).  Additionally, Matson also provides slotting arrangements for the transportation of cargo from major ports on the east coast of Australia to ports in the South Pacific islands.  The NZX service also distributes and sells domestic bulk fuel to a variety of these islands.

Matson also provides a bi-weekly South Pacific Express (“SPX”) service that connects the U.S. West Coast to ports in the South Pacific islands.  Cargo destined for these ports is transshipped from the U.S. West Coast on Matson’s Hawaii and CLX services to a Matson SPX vessel in Honolulu, Hawaii.  The SPX vessel then transports the cargo to ports in the South Pacific islands including Tahiti (Papeete), American Samoa (Pago Pago), Samoa (Apia) and Tonga (Nukualofa).  Commencing September 2018, the SPX service also provides a bi-monthly service to Christmas Island (Kiritimati) in the Republic of Kiribati.  Cargo destined for other ports is transshipped to Matson’s South Pacific service at the port of Apia, Samoa.  SPX cargo originating in the South Pacific destined for Hawaii or other locations on the U.S. West Coast is shipped to Honolulu, Hawaii, and then transshipped on Matson vessels to the U.S. West Coast.

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

Vessel Management Services:

Matson contracts with the U.S. Department of Transportation to provide vessel management services to manage and maintain three Ready Reserve Force vessels on behalf of the U.S. Department of Transportation Maritime Administration.

Recent Ocean Transportation Acquisition:

On May 29, 2015, Matson completed its acquisition of Horizon Lines, Inc. (“Horizon”).  As a result, Matson acquired Horizon’s Alaska operations and assumed all of Horizon’s non-Hawaii assets and liabilities.

Matson’s Vessel and Equipment Information:

Vessels:

Matson’s fleet includes both owned and chartered vessels.  Matson’s owned vessels represent an investment of approximately $1.5 billion.  The majority of Matson’s owned vessels are U.S. flagged and Jones Act qualified vessels, and operate in the Hawaii, Guam, Japan, China and Alaska services.  During the fourth quarter of 2018, Matson launched MV Daniel K. Inouye, the largest Jones Act container vessel ever built in the U.S.  Matson’s non-U.S. flagged vessels operate in the Micronesia and South Pacific services.

Active and reserve vessels both owned and chartered by Matson as of December 31, 2018 are as follows:

			Usable Cargo Capacity
			Containers		Vehicles			Maximum	Maximum
	Owned/	Official		Reefer		Year		Speed	Deadweight
Name of Vessels (1)	Chartered	Number	TEUs (2)	Slots	Autos	Built	Length	(Knots)	(Long Tons)
Diesel-Powered
DANIEL K. INOUYE (3)	Owned	1274136	3,220	408	—	2018	854’ 0”	23.5	50,794
MANOA (3)	Owned	651627	2,824	408	—	1982	860’ 2”	23.0	30,187
MAHIMAHI (3)	Owned	653424	2,824	408	—	1982	860’ 2”	23.0	30,167
MANULANI (3)	Owned	1168529	2,378	284	—	2005	712’ 0”	23.0	29,517
MAUNAWILI (3)	Owned	1153166	2,378	326	—	2004	711’ 9”	23.0	29,517
MANUKAI (3)	Owned	1141163	2,378	326	—	2003	711’ 9”	23.0	29,517
R.J. PFEIFFER (3)	Owned	979814	2,245	300	—	1992	713’ 6”	23.0	27,100
MOKIHANA (3)	Owned	655397	1,994	354	1,323	1983	860’ 2”	23.0	29,484
MAUNALEI (3)	Chartered	1181627	1,992	328	—	2006	681’ 1”	22.1	33,771
MATSON KODIAK (3)	Owned	910308	1,668	280	—	1987	710’ 0”	20.0	37,473
MATSON ANCHORAGE (3)	Owned	910306	1,668	280	—	1987	710’ 0”	20.0	37,473
MATSON TACOMA (3)	Owned	910307	1,668	280	—	1987	710’ 0”	20.0	37,473
KAMOKUIKI (4)	Owned	9232979	707	100	—	2000	433’ 9”	17.5	8,509
OLOMANA (5)	Chartered	9184225	645	120	—	2004	388’ 7”	14.0	8,200
IMUA II (5)	Chartered	9184237	630	90	—	2005	388’ 6”	15.0	8,071
LILOA II (5)	Chartered	9184249	630	90	—	2004	388’ 6”	15.0	8,071
PAPA MAU (5)	Owned	1559	521	68	—	1999	381’ 5”	14.0	5,364
SAMOANA (5)	Chartered	9164550	505	101	—	2000	330’ 0”	14.5	5,550
MANA (5)	Owned	4958	384	60	—	1997	329’ 9”	13.0	4,508

Steam-Powered
LIHUE (3)	Owned	530137	2,018	188	—	1971	787’ 8”	21.0	38,656
KAUAI (3)	Owned	621042	1,644	276	44	1980	720’ 5”	22.0	26,308
MATSONIA (3)	Owned	553090	1,727	258	450	1973	760’ 0”	21.0	22,501

Barges
MAUNA LOA (3)	Chartered	1247426	500	78	—	2013	362’ 6”	—	12,678
HALEAKALA (3)(6)	Owned	676972	335	78	—	1984	350’ 0”	—	4,658
ILIULIUK BAY (3)(6)	Chartered	1249384	178	—	—	2013	250’ 0”	—	4,138
WAIALEALE (3)(7)	Owned	978516	—	36	230	1991	345’ 0”	—	5,621

(1)	Excludes inactive vessels.
(2)	Twenty-foot Equivalent Units (“TEU”) is a standard measure of cargo volume correlated to a standard 20-foot dry cargo container.
(3)	U.S. flagged and Jones Act qualified vessel or barge.
(4)	U.S. flagged vessel.
(5)	Foreign flagged vessel.
(6)	Lift-on/lift-off barge equipped with cranes.
(7)	Roll-on/roll-off barge.

Hawaii Fleet Renewal Program:

Matson is investing approximately $0.9 billion in the construction of four new vessels to renew its Hawaii fleet and phase-out the use of older steamships that are near the end of their useful life.  The first Aloha Class containership, MV Daniel K. Inouye, was delivered on October 31, 2018 and commenced active service in November 2018.  Expected delivery dates and specifications of the remaining three vessels currently under construction are as follows:

`				Usable Cargo Capacity
				Containers		Vehicles		Maximum	Maximum
	Expected	Type of	Official		Reefer			Speed	Deadweight
Name of Vessels	Delivery Date	Vessel	Number	TEUs	Slots	Autos	Length	(Knots)	(Long Tons)
Dual-fuel Capable
Kaimana Hila (1)	Q1 2019	Containership	1274135	3,220	408	—	854’ 0”	23.5	53,747
Lurline (2)	Q4 2019	Con-Ro	1274143	2,750	432	500	869’ 5”	23.0	50,981
Matsonia (2)	Q3 2020	Con-Ro	1274123	2,750	432	500	869’ 5”	23.0	50,981

(1)	The Aloha Class container vessel is being constructed by Philly Shipyard, Inc. (“Philly Shipyard”), with a dual-fuel, liquefied natural gas capable engine.
(2)

The two new Kanaloa Class combination container and roll-on/roll-off (“Con-Ro”) vessels are being constructed by General Dynamics NASSCO (“NASSCO”), with dual-fuel, liquefied natural gas capable engines.

The new vessels are expected to have among the lowest operating cost per TEU capacity of any vessel in the U.S. domestic trades.  The cost efficiencies are expected to be driven by increased vessel utilization and by significantly lower fuel consumption, maintenance and repair, and dry-docking costs.  Matson also expects to return to an optimal nine vessel Hawaii fleet deployment once MV Lurline is in service.  In addition, the new vessels will provide increased capacity over the older vessels that are being replaced.

Actual paid and expected remaining vessel construction obligations based on signed agreements and change orders, excluding owners’ items and capitalized interest, are as follows:

	Paid	Outstanding Obligations
Vessel Construction Obligations (in millions)	2018 and Prior	2019	2020	Total
Two Aloha Class Container Vessels	$386.9	$20.7	$3.9	$411.5
Two Kanaloa Class Con-Ro Vessels	290.7	168.2	57.8	516.7
Total	$677.6	$188.9	$61.7	$928.2

Hawaii Terminal Expansion and Modernization Program:

Matson is in the process of renovating its terminal facility at Sand Island, Honolulu, Hawaii.  The first phase involves the investment of approximately $60 million and includes the installation of three new 65 long-ton capacity gantry cranes and modifications to upgrade three existing cranes.  The first phase also includes upgrades in electrical infrastructure and other modifications to the Sand Island terminal.  The first phase is expected to be completed during 2020.

Additional phases will be completed in the 2021 to 2024 timeframe and will be part of a broader terminal expansion and modernization program that Matson is undertaking at its Sand Island terminal.

Equipment:

As a complement to its fleet of vessels, Matson has a variety of equipment including cranes, containers and chassis which represents an investment of approximately $0.5 billion as of December 31, 2018.  Matson also leases containers, chassis and other equipment under various operating lease agreements.

Additional information about Matson’s fleet equipment is as follows:

		Approx. %	Approx. %
Fleet Equipment	Total (1)	Owned (1)	Leased (1)
Chassis	22,200	51%	49%
Dry Containers	36,500	60%	40%
Refrigerated Containers	8,100	43%	57%
Specialty Equipment (2)	5,700	82%	18%
Motor Generators	2,000	90%	10%

(1)	Amounts represent approximations of equipment totals and percentage allocations.
(2)	Specialty equipment includes auto frames, flat racks, insulated containers, open top containers, platforms, flat bed trailers and tanks.

Operating Costs:

Major components of Ocean Transportation operating costs are as follows:

Direct Cargo Expense includes terminal handling costs, purchased outside transportation and other related costs.

Vessel Operating Expense includes crew wages and related costs; fuel consumption, pilot, tugs and line related costs; vessel charter expenses; and other vessel related expenses.  Matson purchases fuel oil, lubricants and gasoline for its operations and also pays fuel surcharges to other third party transportation providers.

Operating Overhead includes equipment repair costs, equipment operating lease and repositioning expenses, vessel repair and maintenance costs, dry-docking amortization, insurance, port engineers and other maintenance costs, and other vessel and shoreside related overhead.

Matson’s U.S. flagged vessels must meet specified seaworthiness standards established by U.S. Coast Guard rules and classification society requirements.  These standards require vessels to undergo two dry-docking inspections within a five-year period.  The majority of Matson’s U.S. flagged vessels used in the Hawaii service are enrolled in the U.S. Coast Guard’s Underwater Survey in Lieu of Dry-docking (“UWILD”) program.  The UWILD program allows eligible vessels to meet their intermediate dry-docking requirement with a less costly underwater inspection.

Matson is responsible for ensuring that its non-U.S flagged owned and bareboat chartered vessels meet international standards for seaworthiness, which among other requirements generally mandate that Matson perform two dry-docking inspections every five years.  The dry-dockings of Matson’s time chartered vessels are the responsibility of the vessel owners.

Competition:

The following is a summary of major competitors in Matson’s Ocean Transportation segment:

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

Alaska Service:  Matson’s Alaska service has one major U.S. flag Jones Act competitor, Totem Ocean Trailer Express, Inc., which operates a roll-on/roll off service between Tacoma, Washington and Anchorage, Alaska.  There are also two U.S. flag Jones Act barge operators, Alaska Marine Lines, which mainly provides services from Seattle, Washington to the main ports of Anchorage and Dutch Harbor, and other locations in Alaska, and Samson Tug & Barge, which mainly serves Western Alaska and other locations.  The barge operators have historically shipped lower value commodities that can accommodate a longer transit time, as well as construction materials and other cargo that are not conducive to movement in containers.    Foreign-flag vessels provide alternatives for companies shipping cargo (mainly seafood) from the Alaska ports of Kodiak and Dutch Harbor.

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

China Service:  Major competitors to Matson’s China service include large international carriers such as Maersk, MSC, CMA CGM and its subsidiary APL, Evergreen, China COSCO, ONE (including “K” Line, NYK Line and MOL), OOCL, Hyundai and SM Line.

Matson competes by offering a fast and reliable service from the ports of Ningbo and Shanghai in China to Long Beach, California, providing fixed day arrivals and next-day cargo availability.  Matson’s service is further differentiated by offering a dedicated marine terminal in Long Beach, California provided by Matson’s Terminal Joint Venture partner SSAT, an off-dock container yard providing fast truck turn times, and one-stop intermodal connections, and providing state-of-the-art technology and world-class customer service.  Matson has offices in Hong Kong, Shenzhen, Xiamen, Ningbo and Shanghai, and has contracted with terminal operators in Ningbo and Shanghai.

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

Customer Concentration:

Matson serves customers in numerous industries and carries a wide variety of cargo, mitigating its dependence upon any single customer or single type of cargo.  In 2018, 2017 and 2016, the Company’s 10 largest Ocean Transportation customers accounted for approximately 24 percent, 23 percent and 24 percent of the Company’s Ocean Transportation revenue, respectively.  None of these customers individually account for more than 10 percent of Matson’s Ocean Transportation operating revenues.  For additional information on Ocean Transportation revenues for the years ended December 31, 2018, 2017 and 2016, see Note 2 to the Consolidated Financial Statements in Item 8 of Part II below.

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

During the years ended December 31, 2018 and 2017, approximately 72 percent of Matson’s Ocean Transportation revenues came from the Hawaii and Alaska trades that were subject to the Jones Act.  Matson’s Hawaii and Alaska trade routes are included within the non-contiguous Jones Act market.  Hawaii, as an island economy, and Alaska due to its geographical location, are both dependent on ocean transportation.  The Jones Act ensures frequent, reliable, roundtrip service to these locations.  Matson’s vessels operating in these trade routes are Jones Act qualified.

Matson is a member of the American Maritime Partnership (“AMP”) which supports the retention of the Jones Act and similar cabotage laws.  The Jones Act has broad support from both houses of Congress.  Matson believes that the ongoing war on terrorism has further solidified political support for U.S. flagged vessels because a vital and dedicated U.S. merchant marine is a cornerstone for a strong homeland defense, as well as a critical source of trained U.S. mariners for wartime support.  AMP seeks to inform elected officials and the public about the economic, national security, commercial, safety and environmental benefits of the Jones Act and similar cabotage laws.  Repeal of the Jones Act would allow foreign-flag vessel operators that do not have to abide by all U.S. laws and regulations to sail between U.S. ports in direct competition with Matson and other U.S. domestic operators that must comply with all such laws and regulations.

Other U.S. maritime laws require vessels operating between Guam, a U.S. territory, and U.S. ports to be U.S. flagged and predominantly U.S. crewed, but not U.S. built.

Cabotage laws are not unique to the United States, and similar laws exist around the world in over 90 countries, including regions in which Matson provides ocean transportation services.  Any changes in such laws may have an impact on the services provided by Matson in those regions.

Regulations:

Rate Regulations and Fuel Surcharge: Matson is subject to the jurisdiction of the Surface Transportation Board with respect to its domestic ocean rates.  A rate in the non-contiguous domestic trade is presumed reasonable and will not be subject to investigation if the aggregate of increases and decreases is not more than 7.5 percent above, or more than 10 percent below, the rate in effect one year before the effective date of the proposed rate, subject to increase or decrease by the percentage change in the U.S. Producer Price Index.  Matson generally provides a 30-day notice to customers of any increases in general rates and terminal handling charges, and passes along decreases as soon as possible.

Matson applies a fuel surcharge rate to its Ocean Transportation customers.  Changes in the fuel surcharge levels are correlated to prevailing market rates for bunker fuel prices along with other factors related to fuel expense recovery.

Other Regulations:  Matson’s Ocean Transportation services engaged in U.S. foreign commerce are subject to the jurisdiction of the Federal Maritime Commission (“FMC”).  The FMC is an independent regulatory agency that is responsible for the regulation of ocean-borne international transportation of the U.S.

Environmental Regulations:

Being a leader in environmental stewardship and contributing positively to the communities in which we live and work are core values at Matson.  Matson’s vessels transit through some of the most environmentally sensitive areas in the United States including the Hawaiian islands and the coasts of California, Oregon, Washington and Alaska.  Matson is focused in particular on reducing transportation emissions, including carbon dioxide, nitrous oxide, particulate matter and sulfur dioxide, through improvements in vessel fuel consumption and truck efficiency, and the development of more fuel-efficient transportation solutions.  Matson further contributes positively to the environment by testing and deploying cutting edge technologies which are applied to our modernized fleet.

Vessel Emissions Regulations:  The International Maritime Organization (“IMO”) is a specialized agency of the United Nations responsible for regulating shipping.  Effective January 1, 2020, the IMO has imposed a worldwide regulation that requires all vessels to burn compliant fuel oil with a maximum sulfur content of 0.5 percent.  With respect to North America, the U.S. Environmental Protection Agency (“EPA”) received approval from the IMO, in coordination with Environment Canada, to designate all waters, with certain limited exceptions, within 200 nautical miles of U.S. and Canadian coast lines as designated emission control areas (“ECAs”).  Beginning January 1, 2015, EPA regulations reduced the maximum sulfur emissions permitted in designated ECAs from 1.0 percent to 0.1 percent.

Matson’s three diesel-powered vessels in its Alaska service operate a substantial portion of their voyages in ECAs.  Matson successfully installed exhaust gas cleaning systems (commonly referred to as “scrubbers”) on these vessels to be in compliance with the IMO and EPA ECA regulations.

Matson’s Hawaii and CLX vessels operate a portion of their voyages in ECAs.  Matson’s four new Hawaii vessels can burn low sulfur fuels enabling the vessels to be compliant with the new IMO and EPA ECA regulations.  Following the delivery of MV Lurline in the fourth quarter of 2019, Matson expects to phase out the use of all three remaining steamships by the end of 2019.  In addition, Matson has announced plans to install scrubbers on three additional diesel-powered vessels used in the Hawaii and CLX services to be completed during 2019 and early 2020.  Matson continues to develop solutions and apply other operating strategies to comply with emissions regulations on its other vessels in use in the Hawaii and CLX services, and other services.

Other Environmental Regulations:  Matson’s operations are required to comply with other environmental regulations and requirements including the Oil Pollution Act of 1990, the Comprehensive Environmental Response Compensation & Liability Act of 1980, the Rivers and Harbors Act of 1899, the Clean Water Act, the Invasive Species Act and the Clean Air Act.  The Company actively monitors its operations to ensure compliance with these and other regulations.

For more information on Matson’s environmental stewardship initiatives, including its environmental goals, see https://www.matson.com/corporate/about_us/environmental.html.  The contents of our website are not incorporated by reference into this Form 10-K.

(2)LOGISTICS SEGMENT

Logistics Services:

Matson’s Logistics segment provides the following services:

Transportation Brokerage Services:  Matson Logistics’ transportation brokerage services provide intermodal rail, highway, and other third-party logistics services for North American customers and international ocean carrier customers, including MatNav.  Matson Logistics is able to reduce transportation costs for its customers through volume purchases of rail, motor carrier and ocean transportation services, augmented by services such as shipment tracking and tracing, and single-vendor invoicing.  Matson Logistics operates customer service centers and has sales offices throughout North America.

Freight Forwarding Services:  Matson Logistics provides LCL consolidation and freight forwarding services primarily to the Alaska market through its wholly owned subsidiary, Span Alaska.  Span Alaska’s business aggregates LCL freight at its main cross-dock facility in Auburn, Washington for consolidation and shipment to a network of cross-dock facilities in Alaska.  Span Alaska also provides trucking services to its Auburn cross-dock facility and from its Alaska based cross-dock facilities to final customer destinations in Alaska.

Warehousing and Distribution Services:  Matson Logistics operates two warehouses in Georgia and two warehouses in Northern California providing warehousing, value-added packaging and distribution services.

Supply Chain Management and Other Services:  Matson Logistics’ supply chain management provides customers with a variety of logistics services including purchase order management, customs brokerage, LCL and full container load NVOCC freight forwarding services.

Investment in Anchorage Cross-dock Facility:  Span Alaska is in the process of constructing a new 54,000 square foot cross-dock facility to consolidate its Anchorage operations that currently operate from two smaller leased facilities.  The new cross-dock facility is expected to be completed by the end of 2019 and is expected to improve Span Alaska’s operating efficiency while providing additional capacity for long-term growth.

Recent Logistics Acquisition:  On August 4, 2016, Matson Logistics completed its acquisition of Span Alaska.  For additional information about this acquisition, see Note 18 to the Consolidated Financial Statements in Item 8 of Part II below.

Operating Costs:

Matson Logistics’ operating costs primarily consist of the costs of purchased transportation, leases of warehouses and other facility operating costs, salaries and benefits, and other operating overhead.

Competition:

Matson Logistics competes with hundreds of local, regional, national and international companies that provide transportation and third-party logistics services.  The industry is highly fragmented and, therefore, competition varies by geography and areas of service.

Matson Logistics’ transportation brokerage services competes most directly with C.H. Robinson Worldwide, the Hub Group, and other freight brokers and intermodal marketing companies, and asset-invested market leaders such as J.B. Hunt.  Competition is differentiated by the depth, scale and scope of customer relationships; vendor relationships and rates; network capacity; real-time visibility into the movement of customers’ goods; and other technology solutions.  Additionally, while Matson Logistics primarily provides surface transportation brokerage, it also competes to a lesser degree with other forms of transportation for the movement of cargo.

Matson Logistics’ freight forwarding services compete most directly with a variety of freight forwarding companies that operate within Alaska including Carlile, Lynden, American Fast Freight and Alaska Traffic Company.

Customer Concentration:

Matson Logistics serves customers in numerous industries and geographical locations.  In 2018, 2017 and 2016, the Company’s 10 largest logistics customers accounted for approximately 23 percent, 19 percent and 22 percent of Matson Logistics’ revenue, respectively.  None of these customers individually account for more than 10 percent of Matson Logistics’ operating revenues.  For additional information on Logistics revenues for the years ended December 31, 2018, 2017 and 2016, see Note 2 to the Consolidated Financial Statements in Item 8 of Part II below.

Seasonality:

Matson’s Logistics services are generally not significantly impacted by seasonality factors, except for its freight forwarding service to Alaska which is affected by the winter weather, the cyclical nature of the oil and construction industries, and the seasonal nature of the tourism industry.

C.	EMPLOYEES AND LABOR RELATIONS

Employees:

As of December 31, 2018, Matson and its subsidiaries had 2,007 employees, of which 786 employees were covered by collective bargaining agreements with shoreside and offshore unions.  These numbers do not include billets on vessels discussed below, employees of SSAT, or other non-employees, such as agents, temporary workers and contractors.

Matson’s active fleet employed seagoing personnel in 339 billets at December 31, 2018.  Each billet corresponds to a position on a vessel that typically is filled by two or more employees because seagoing personnel rotate between active sea-duty and time ashore.  These amounts exclude billets related to two reserve vessels as of December 31, 2018 and Matson’s foreign flagged chartered vessels where the vessel owner is responsible for its seagoing personnel.  Matson’s vessel management services also employed personnel in 28 billets at December 31, 2018.

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

Certain collective bargaining agreements expire during 2019.  While Matson believes that it will be able to renegotiate these collective bargaining agreements with its various unions as they expire without any significant impact on its operations, no assurance can be given that such agreements will be reached without slow-downs, strikes, lock-out or other disruptions that may adversely impact Matson’s operations.

Multi-employer Pension and Post-retirement Plans:

Matson contributes to a number of multi-employer pension and post-retirement plans.  Matson has no present intention of withdrawing from, and does not anticipate the termination of any of the multi-employer pension plans that it contributes to (see Notes 11 and 12 to the Consolidated Financial Statements in Item 8 of Part II below for a discussion of withdrawal liabilities under certain multi-employer pension plans).

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

The Company may face new competition by established or start-up shipping operators that enter the Company’s markets.  The entry of a new competitor or the addition of new vessels or capacity by existing competition on any of the

Company’s routes could result in a significant increase in available shipping capacity that could have an adverse effect on volumes and rates.  For example, in December 2016, the Company’s major competitor in the Guam service upgraded its U.S. flagged feeder containership from a bi‑weekly service to a weekly service connecting the U.S. West Coast to Guam and Saipan via transshipments over Yokohama, Japan and Busan, South Korea.  As a result of this and other potential competitor actions, the Company could experience a reduction in profitability.

The loss of or damage to key agent or customer relationships may adversely affect the Company’s business.

The Company’s businesses are dependent on their relationships with agents and customers, and derive a significant portion of their revenues from the Company’s largest customers.  The Company could be adversely affected by any changes in the services provided, or changes to the costs of services provided by agents.  Relationships with railroads and shipping companies and agents are important in the Company’s intermodal business as well as in the Guam, Micronesia, Japan and South Pacific services.

The Company’s business also relies on its relationships with the military, freight forwarders, large retailers and consumer goods and automobile manufacturers, as well as other larger customers.  In 2018, the Company’s Ocean Transportation segment’s 10 largest customers accounted for approximately 24 percent of the business’ revenue.  In 2018, the Company’s Logistics segment’s 10 largest customers accounted for approximately 23 percent of the business’ revenue.  The loss of or damage to any of these key relationships may adversely affect the Company’s business and revenue.

The Company is dependent upon key vendors and third-parties for equipment, capacity and services essential to operate its business, and if the Company fails to secure sufficient third-party services, its business could be adversely affected.

The Company’s businesses are dependent upon key vendors who provide rail, truck and ocean transportation services.  If the Company cannot secure sufficient transportation equipment, capacity or services from these third-parties at reasonable prices or rates to meet its or its customers’ needs and schedules, customers may seek to have their transportation and logistics needs met by others on a temporary or permanent basis.  If this were to occur, the Company’s business, consolidated results of operations and financial condition could be adversely affected.

An increase in fuel prices, changes in the Company’s ability to collect fuel surcharges, and/or the cost or limited availability of required fuels on the U.S. West Coast may adversely affect the Company’s profits.

Fuel is a significant operating expense for the Company’s Ocean Transportation business.  The price and supply of fuel are unpredictable and fluctuate based on events beyond the Company’s control.  Increases in the price of fuel may adversely affect the Company’s results of operations.  Increases in fuel costs also can lead to increases in other expenses such as energy costs and costs to purchase outside transportation services.  In the Company’s Ocean Transportation and Logistics services segments, the Company utilizes fuel related surcharges, although increases in the fuel surcharge may adversely affect the Company’s competitive position and may not correspond exactly with the timing of increases in fuel expense.  Changes in the Company’s ability to collect fuel surcharges also may adversely affect its results of operations.

Effective January 1, 2020, the IMO has imposed a world-wide regulation that all ships must burn compliant fuel oil with a maximum sulfur content of ≤0.5 percent.  While 0.1 percent low-sulfur distillate fuel is currently available, supplies of low-sulfur residual fuel may be limited.  Distillate and residual compliant fuels are more costly compared to scrubber technology and prolonged use on some Matson vessels could degrade engine performance or lead to higher maintenance costs.  Matson successfully operates scrubbers in the Alaska service and has announced plans to install scrubbers on three additional vessels that operate in the CLX service.  Scrubbers allow vessels to continue to burn high sulfur fuel oil and comply with IMO 2020 regulations.  Matson’s new Aloha and Kanaloa class vessel engines can burn fuel compliant with IMO 2020 regulations, including liquefied natural gas (“LNG”) although they are not currently outfitted for LNG.  The LNG infrastructure is lacking in major U.S. West Coast ports and it is unclear when this infrastructure may be constructed and operational.  The Company’s ability to recover the higher costs of IMO 2020 compliant fuel through fuel surcharges, the availability of compliant low-sulfur residual fuel, and the potential impact on vessel performance and maintenance costs may adversely affect the Company’s operations, business and profit.

Work stoppages or other labor disruptions caused by unionized workers of the Company, other workers or their unions in related industries may adversely affect the Company’s operations.

As of December 31, 2018, Matson and its subsidiaries had 2,007 regular employees, of which 786 employees were covered by collective bargaining agreements with unions.  In addition, at December 31, 2018, the active Matson fleet employed seagoing personnel in 339 billets, and vessel management services employed personnel in 28 billets.  Such employees are also subject to collective bargaining agreements.  Furthermore, the Company relies on the services of third-parties including SSAT that employ persons covered by collective bargaining agreements.  For additional information on collective bargaining agreements with unions, see Item1. C. Employees and Labor Relations of Part I above.

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

The Company’s vessels and their cargoes are also subject to operating risks such as mechanical failure, collisions and human error.  The occurrence of any of these events may result in damage to or loss of vessels or other property, or injury or death of people.  If any of these events were to occur, the Company could be exposed to reputational harm and liability for resulting damages and possible penalties that, pursuant to typical maritime industry policies, it must pay and then seek reimbursement from its insurer.  Affected vessels may also be removed from service and thus would be unavailable for income-generating activity.

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

The significant operating agreements and leases of the Company in its various businesses expire at various points in the future and may not be replaced or could be replaced on less favorable terms, thereby adversely affecting the Company’s future financial position, results of operations and cash flows.  For example, on November 26, 2018, a wholly-owned subsidiary of the Company entered into agreements whereby MV Maunalei, a U.S. flagged and Jones Act qualified vessel, was sold for $106.0 million and leased back from the buyer under an operating lease agreement.  While the agreements contain customary representations, warranties and covenants, there remain risks that the lessor could lose its Jones Act status, that the Company could not replace MV Maunalei in the event it is no longer Jones Act eligible, or if elected, that the Company would not be able to repurchase MV Maunalei at the end of the lease term.

The Company may face unexpected dry-docking or repair costs for its vessels.

We routinely engage shipyards to dry-dock our vessels for regulatory compliance and to provide repair and maintenance.  Vessels may also have to be dry-docked or repaired at sea in the event of accidents or other unforeseen damage.  The cost of repairs are difficult to predict with certainty and can be substantial.  Large dry-docking and other repair expenses could adversely affect the Company’s results of operations and cash flows.  In addition, the time when a vessel is out of service for maintenance is determined by a number of factors, including regulatory deadlines, market conditions, shipyard availability and customer requirements, and accordingly, the length of time that a vessel may be out of service may be longer than anticipated, which could adversely affect the Company’s business, financial condition, results of operations and cash flows.

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

•	Global vessel overcapacity that may lead to decreases in volumes and shipping rates;
•	Not having continued access to existing port facilities;
•	Competition with established and new carriers;
•	Changes in vessel deployment by competitors that impact the Company’s services;
•	Currency exchange rate fluctuations and our ability to manage these fluctuations;
•	Political and economic instability;
•	Dynamics involving U.S. trade relations with other countries, including measures such as the imposition of tariffs or other governmental actions, all of which may affect the Company’s operations; and
•	Challenges caused by cultural differences.

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

The Company’s Shipbuilding Agreements with Philly Shipyard and NASSCO are subject to risks.

On November 6, 2013, MatNav and Philly Shipyard entered into definitive agreements pursuant to which Philly Shipyard will construct two new 3,600-TEU sized Aloha Class dual-fuel capable containerships.  The first vessel, MV Daniel K. Inouye, was delivered on October 31, 2018.  It is expected that the second vessel will be delivered in the first quarter of 2019.  On August 25, 2016, MatNav and NASSCO entered into a definitive agreement pursuant to which NASSCO will construct two new 3,500-TEU sized Kanaloa Class dual-fuel capable container and roll-on/roll-off vessels, with expected delivery dates at the end of 2019 and 2020.  Failure of any party to the shipbuilding agreements to fulfill its obligations under the agreements could have an adverse effect on the Company’s financial position and results of operations.  Such a failure could happen for a variety of reasons, including but not limited to (i) delivery delays, (ii) delivery of vessels that fail to meet any of the required operating specifications (for example, capacity, fuel efficiency or speed), (iii) events in Korea which prevent one or more significant subcontractors to each of, Philly Shipyard or NASSCO from performing, or (iv) the insolvency of, or the refusal or inability to perform for any reason, by Philly Shipyard, NASSCO, or any of their respective subcontractors.  Significant delays in the delivery of the new vessels could limit our ability to replace aging steamships without substantial modifications, which could also have an adverse impact on our business plans, financial condition and results of operations.

The Company’s terminals in Hawaii and Alaska require modernization.

We are investing approximately $60 million, including the installation of three new gantry cranes and upgrade of three existing cranes, as part of the first phase of a broader project to expand and improve the Company’s Sand Island terminal in Honolulu Harbor.  We have also begun discussions with state and local authorities in Anchorage, Alaska regarding upgrades to those terminal and port facilities.  Regulatory, construction or other delays or cost overruns related to the expansion and modernization of the terminals could have an adverse impact on our business plans, financial condition and results of operations.

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

The Company’s growth strategy includes expansion through acquisitions, including, for example, the Company’s acquisitions of Horizon in 2015 and Span Alaska in 2016.  Acquisitions may result in difficulties in assimilating acquired assets or companies, and may result in the diversion of the Company’s capital and its management attention from other business issues and opportunities.  The Company may not be able to integrate companies that it acquires successfully, including their personnel, financial systems, distribution, operations and general operating procedures.  The Company may also encounter challenges in achieving appropriate internal control over financial reporting in connection with the integration of an acquired company.  The Company may pay a premium for an acquisition, resulting in goodwill that may later be determined to be impaired, adversely affecting the Company’s financial condition and results of operations.

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

Risks Relating to Financial Matters

A deterioration of the Company’s credit profile, disruptions of the credit markets or higher interest rates could restrict its ability to access the debt capital markets or increase the cost of debt.

Deterioration in the Company’s credit profile may have an adverse effect on the Company’s ability to access the private or public debt markets and also may increase its borrowing costs.  If the Company’s credit profile deteriorates significantly, its access to the debt capital markets or its ability to renew its committed lines of credit may become restricted, or the Company may not be able to refinance debt at the same levels or on the same terms.  Because the Company relies on its ability to draw on its revolving credit facilities to support its operations, when required, any volatility in the credit and financial markets that prevents the Company from accessing funds (for example, a lender that does not fulfill its lending obligation) could have an adverse effect on the Company’s financial condition and cash flows.  Additionally, the Company’s credit agreements generally include an increase in borrowing rates if the Company’s credit profile deteriorates.  Furthermore, the Company incurs interest under its revolving credit facilities based on floating rates.  Floating rate debt creates higher debt service requirements if market interest rates increase, as was the case in connection with the U.S. Federal Reserve’s interest rate increases in 2018, which would adversely affect the Company’s cash flow and results of operations.

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

The U.S. Act to Prevent Pollution from vessels, which implements the International Maritime Pollution (MARPOL) treaty, and the Oil Pollution Act of 1990, among many other laws, treaties and regulations, provides for severe civil and criminal penalties related to vessel-generated pollution for incidents in U.S. waters within three nautical miles and in some cases within the 200-mile exclusive economic zone.  The EPA requires vessels to obtain coverage under a general permit and to comply with inspection, monitoring, discharge, recordkeeping and reporting requirements.  Matson’s vessels operate within sulfur emission control areas (SECAs) or emission control areas (ECAs).  If our vessels are not operated in accordance with these requirements, including waivers, permits or record keeping and other reporting requirements, such violations could result in substantial fines or penalties that could have a material adverse effect on our results of operations and our business.

The Company is subject to, and may in the future be subject to disputes, legal or other proceedings, and government inquiries or investigations that could have an adverse effect on the Company.

The nature of the Company’s business exposes it to the potential for disputes, legal or other proceedings, and government inquiries or investigations relating to antitrust matters, labor and employment matters, personal injury and property damage, environmental and other matters, as discussed in the other risk factors disclosed in this section or in other Company filings with the SEC.  For example, Matson is a common carrier, whose tariffs, rates, rules and practices in dealing with its customers are governed by extensive and complex foreign, federal, state and local regulations, which may be the subject of disputes or administrative or judicial proceedings.  If these disputes develop into proceedings, these proceedings, individually or collectively, could involve or result in significant expenditures or losses by the Company, or result in significant changes to Matson’s tariffs, rates, rules and practices in dealing with its customers, all of which could have an adverse effect on the Company’s future operating results, including profitability, cash flows and financial condition.

Repeal, substantial amendment, or waiver of the Jones Act or its application would have an adverse effect on the Company’s business.

If the Jones Act was to be repealed, substantially amended, or waived and, as a consequence, competitors were to enter the Hawaii or Alaska markets with lower operating costs by utilizing their ability to acquire and operate foreign-flag and foreign-built vessels, the Company’s business would be adversely affected.  In addition, the Company’s advantage as a U.S. citizen operator of Jones Act vessels could be eroded by periodic efforts and attempts by foreign interests to circumvent certain aspects of the Jones Act.  If maritime cabotage services were included in the General Agreement on Trade in Services, the North American Free Trade Agreement, the United States-Mexico-Canada Agreement, the U.S.‑EU Trade Agreement or other international trade agreements, or if the restrictions contained in the Jones Act were otherwise altered, the shipping of cargo between covered U.S. ports could be opened to foreign-flag or foreign-built vessels.

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

The Company is currently renewing certain terminal leases which expire during 2019.  The Company expects to be able to renew these leases as they expire on similar terms to those that currently exist within these lease agreements.  The Company’s other primary terminal facilities located at the ports of Oakland and Long Beach, California, and the ports of Seattle and Tacoma, Washington are leased by the Company’s Terminal Joint Venture, SSAT.

The Company’s other significant facilities are as follows:

Other Significant Facilities	Description of Facility	Square Footage
U.S. Office Locations:
Honolulu, Hawaii	Corporate headquarters	16,444
Oakland, California	Office	48,162
Phoenix, Arizona	Office	27,986
Oakbrook Terrace, Illinois	Office	17,004
Concord, California	Office	7,974
Asan, Guam	Office	5,000
Renton, Washington	Office	3,770
Atlanta, Georgia	Office	3,685
Akron, Ohio	Office	3,500
Cerritos, California	Office	1,628
Hilo, Hawaii	Office	1,205
Foreign Office Locations:
Shanghai, China	Office	7,240
Auckland, New Zealand	Office	3,832
Ningbo, China	Office	2,103
Hong Kong, China	Office	1,535
Xiamen, China	Office	1,399
Shenzhen, China	Office	1,065
Warehouses, Cross-dock and Storage Facilities:
Pooler, Georgia	Warehouse	710,844
Oakland, California	Warehouse	400,000
Pooler, Georgia	Warehouse	324,832
Oakland, California	Warehouse	132,000
Tacoma, Washington	Warehouse	80,000
Piti, Guam	Warehouse	62,478
Auburn, Washington	Cross-dock	51,250
Anchorage, Alaska	Cross-dock	23,680
Anchorage, Alaska	Cross-dock	13,954
Fairbanks, Alaska	Cross-dock	6,000
Soldotna, Alaska	Cross-dock	5,400
Kodiak, Alaska	Cross-dock	4,000
Auburn, Washington	Cross-dock	2,500
Wasilla, Alaska	Cross-dock	2,000
Alameda, California	Storage	53,785

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

ITEM 4.  MINE SAFETY DISCLOSURES

Not Applicable.

PART II

ITEM 5.  MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

General Information: Matson’s common stock is traded on the New York Stock Exchange under the ticker symbol “MATX”.  As of February 20, 2019, there were 2,236 shareholders of record of Matson common stock.

Stockholder Return Performance Graph and Trading Information:    The following information in this Item 5 shall not be deemed filed for purposes of Section 18 of the Securities Exchange Act of 1934, nor shall it be deemed incorporated by reference in any filing under the Securities Act of 1933.

The cumulative total return listed below assumed an initial investment of $100 and reinvestment of dividends at each fiscal end and measures the performance of this investment as of the last trading day in the month of December for each of the five years ended December 31, 2018.  The graph is a historical representation of past performance only and is not necessarily indicative of future performance.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*

Among Matson, Inc., the S&P 500 Index,
the S&P Midcap 400 Index, and the S&P Transportation Select Industry Index

$180
$160
$140
$120
$100
$80
$60
$40
12/13
12/14
12/15
12/16
12/17
12/18
$150
$139
$137
$134
Matson, Inc.
S&P 500
S&P Midcap 400
S&P Transportation Select Industry

*$100 invested on December 31, 2013 in stock or index, including reinvestment of dividends.

Trading volume averaged 232,289 shares a day in 2018, compared with 241,338 shares a day in 2017 and 279,852 shares a day in 2016, as reported by the New York Stock Exchange.

Dividends:  Dividends declared per share of common stock by the Company for each fiscal quarter during 2017 and 2018, were as follows:

Dividends
2017	Declared
First Quarter	$0.19
Second Quarter	$0.19
Third Quarter	$0.20
Fourth Quarter	$0.20
2018
First Quarter	$0.20
Second Quarter	$0.20
Third Quarter	$0.21
Fourth Quarter	$0.21

Matson’s Board of Directors also declared a cash dividend of $0.21 per share for the first quarter 2019, payable on March 7, 2019 to shareholders of record on February 7, 2019.  Although Matson expects to continue paying quarterly cash dividends on its common stock, the declaration and payment of dividends are subject to the discretion of the Board of Directors and will depend upon Matson’s financial condition, results of operations, cash requirements and other factors deemed relevant by the Board of Directors.

Share Repurchases:  On November 4, 2015, the Company announced that Matson’s Board of Directors had approved a share repurchase program of up to 3.0 million shares of common stock through November 2, 2018.  Shares could be repurchased in the open market from time to time, and may be made pursuant to a trading plan in accordance with Rule 10b5-1 of the Securities Exchange Act of 1934.  During the fourth quarter ended December 31, 2018, no shares were repurchased, excluding shares withheld for employee taxes upon vesting of share-based awards.  The maximum number of remaining shares that could have been purchased under the share repurchase program was 1,151,288 as of November 2, 2018, when the program expired.

Equity Compensation Plan Information:  The following table sets forth, as of December 31, 2018, certain information regarding Matson’s equity compensation plan:

Number of shares
	Number of shares				remaining available for
	to be issued		Weighted-average		future issuance under
	upon exercise of		exercise price of		equity compensation
	outstanding options,		outstanding options,		plans (excluding shares
Plan Category	warrants and rights		warrants and rights		reflected in column (a))
	(a)		(b)		(c)
Equity compensation plans approved by shareholders	954,365	(1)	$21.81	(2)	1,617,553	(3)
Equity compensation plans not approved by shareholders	—		$—		—
Total	954,365		$21.81		1,617,553

(1)

In addition to 195,776 shares subject to outstanding stock option awards, includes 427,828 shares subject to unvested restricted stock unit awards and 330,761 shares subject to unvested Performance Share awards.

(2)	As restricted stock unit and Performance Share awards do not have exercise prices, the weighted average exercise price is computed using only outstanding stock option awards.
(3)	These shares are available for issuance under the Company’s 2016 Incentive Compensation Plan.

ITEM 6.  SELECTED FINANCIAL DATA

The comparative selected financial data of the Company is presented for each of the five years in the period ended December 31, 2018.  The information should be read in conjunction with Item 8, “Financial Statements and Supplementary Data,” and Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations”.  All fiscal years include 52 weeks, except for the year ended December 31, 2016 which includes 53 weeks:

(In millions, except shareholders of record and per-share amounts)	2018	2017	2016	2015	2014
Operating Revenue: (1)
Ocean Transportation	$1,641.3	$1,571.8	$1,541.1	$1,498.0	$1,278.4
Logistics	581.5	475.1	400.5	386.9	435.8
Total Operating Revenue	$2,222.8	$2,046.9	$1,941.6	$1,884.9	$1,714.2

Operating and Net Income: (1)
Ocean Transportation (2)(3)	$131.1	$126.4	$144.5	$192.3	$130.9
Logistics (3)	32.7	20.9	12.2	8.8	8.7
Total Operating Income (3)	163.8	147.3	156.7	201.1	139.6
Interest expense	(18.7)	(24.2)	(24.1)	(18.5)	(17.3)
Other income (expense), net (3)	2.6	2.1	(2.1)	(4.8)	0.4
Income before Income Taxes	147.7	125.2	130.5	177.8	122.7
Income taxes (4)(5)	(38.7)	105.8	(49.1)	(74.8)	(51.9)
Net Income (5)	$109.0	$231.0	$81.4	$103.0	$70.8

Identifiable Assets: (1)
Ocean Transportation (5)(6)	$2,071.6	$1,941.5	$1,726.3	$1,605.1	$1,313.9
Logistics	358.8	310.1	293.3	68.8	87.9
Total Assets (5)	$2,430.4	$2,251.6	$2,019.6	$1,673.9	$1,401.8

Capital Expenditure (7):
Ocean Transportation	$385.4	$305.3	$179.1	$67.5	$27.8
Logistics	15.8	1.7	0.3	0.3	0.1
Total Capital Expenditures	$401.2	$307.0	$179.4	$67.8	$27.9

Depreciation and Amortization:
Ocean Transportation	$87.0	$93.3	$92.6	$81.4	$66.6
Logistics	7.4	7.9	4.5	2.0	3.1
	94.4	101.2	97.1	83.4	69.7
Deferred Dry-docking Amortization — Ocean Transportation	37.4	46.2	38.9	23.1	21.1
Total Depreciation and Amortization	$131.8	$147.4	$136.0	$106.5	$90.8

Earnings Per Share in Net Income:
Basic (5)	$2.55	$5.38	$1.89	$2.37	$1.65
Diluted (5)	2.53	5.35	1.87	2.34	1.63

Cash dividends per share declared	$0.82	$0.78	$0.74	$0.70	$0.66

As of December 31:
Total debt obligations — including current portion	$856.4	$857.1	$738.9	$429.9	$373.6
Total Shareholders' equity (5)	$755.3	$677.2	$494.9	$450.6	$363.8
Shares outstanding	42.7	42.5	42.9	43.5	43.2

(1)	2015 and subsequent selected financial data includes the operations of Horizon acquired as of May 29, 2015, and Span Alaska acquired as of August 4, 2016.
(2)

The Ocean Transportation segment includes $36.8 million, $28.2 million, $15.8 million, $16.5 million and $6.6 million of equity in income from the Company’s Terminal Joint Venture, SSAT, for 2018, 2017, 2016, 2015 and 2014, respectively.

(3)

Amounts for the years ended December 31, 2017, 2016, 2015 and 2014 have been adjusted to reflect the adoption of ASU 2017-07 as described in Note 2 to the Consolidated Financial Statements in Item 8 of Part II below.

(4)

Income taxes for the years ended December 31, 2018 and 2017 includes a non-cash income tax (expense)/benefit of $(2.9) million and $154.0 million, respectively, related to the remeasurement of the Company’s deferred assets and liabilities and other discrete adjustments as a result of applying the Tax Cut and Jobs Act of 2017.

(5)

Amounts for the years ended December 31, 2017, 2016 and 2015 have been adjusted for an immaterial correction of an error as described in Note 2 to the Consolidated Financial Statements in Item 8 of Part II below.

(6)

The Ocean Transportation segment includes $87.0 million, $93.2 million, $82.4 million, $66.4 million, and $64.4 million related to the Company’s Terminal Joint Venture investment as of December 31, 2018, 2017, 2016, 2015, and 2014, respectively.

(7)

Excludes expenditures related to Matson’s acquisition of Horizon and Span Alaska which are classified as payments for acquisitions in Cash Flows used in Investing Activities within the Consolidated Statements of Cash Flows.

ITEM 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS AND RISK FACTORS

The Company, from time to time, may make or may have made certain forward-looking statements, whether orally or in writing, such as forecasts and projections of the Company’s future performance or statements of management’s plans and objectives.  These statements are “forward-looking” statements as that term is defined in the Private Securities Litigation Reform Act of 1995.  Such forward-looking statements may be contained in, among other things, SEC filings such as Forms 10-K, 10-Q and 8-K, the Annual Report to Shareholders, press releases made by the Company, the Company’s Internet websites (including websites of its subsidiaries), and oral statements made by the officers of the Company.  Except for historical information contained in these written or oral communications, such communications contain forward-looking statements.  These include, for example, all references to 2019 or future years.  New risk factors emerge from time to time and it is not possible for the Company to predict all such risk factors, nor can it assess the impact of all such risk factors on the Company’s business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements.  Accordingly, forward-looking statements cannot be relied upon as a guarantee of future results and involve a number of risks and uncertainties that could cause actual results to differ materially from those projected in the statements, including but not limited to the factors that are described in Part I, Item 1A under the caption of “Risk Factors” of this Form 10-K, which section is incorporated herein by reference.  The Company is not required, and undertakes no obligation, to revise or update forward-looking statements or any factors that may affect actual results, whether as a result of new information, future events, or circumstances occurring after the date of this report.

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

BUSINESS OUTLOOK

The following is the Company’s fourth quarter 2018 discussion and 2019 outlook:

Ocean Transportation:  The Company’s container volume in the Hawaii service in the fourth quarter 2018 was flat year-over-year despite modest growth in the Hawaii economy supported primarily by healthy tourism activity and low unemployment.  The Company expects volume in 2019 to approximate the level achieved in 2018, reflecting modest economic growth in Hawaii and stable market share.

In China, the Company’s container volume in the fourth quarter 2018 was 3.8 percent higher year-over-year as the Company experienced elevated demand for its service late in the quarter during a period that is traditionally not as strong.  The Company continued to realize a sizeable rate premium in the fourth quarter 2018 and achieved average freight rates higher than the fourth quarter 2017.  For 2019, the Company expects a lower contribution from its China tradelane following an exceptionally strong performance in 2018 with lower average freight rates and modestly lower volume than the levels achieved in 2018.

In Guam, the Company’s container volume in the fourth quarter 2018 was 10.6 percent higher year-over-year primarily due to typhoon relief volume.  For 2019, the Company expects modestly lower volume as the highly competitive environment remains.

In Alaska, the Company’s container volume for the fourth quarter 2018 was 4.2 percent higher year-over-year due to higher northbound volume.  For 2019, the Company expects volume to be modestly higher than the level achieved in 2018 with higher northbound volume supported by improving economic conditions in Alaska and higher southbound volume due to stronger seafood harvest levels than in 2018.

The contribution in the fourth quarter 2018 from the Company’s SSAT terminal joint venture investment was $0.9 million lower than the fourth quarter 2017 due primarily to higher operating costs, partially offset by higher revenue resulting from higher lift volume.  For 2019, the Company expects the contribution from SSAT to be lower as a result of lower lift volume coming off an exceptionally strong lift volume level in 2018.

As a result of the business outlook noted above, the Company expects full year 2019 Ocean Transportation operating income to approximate the $131.1 million achieved in 2018 after taking into account a full year net operating expense impact of $7.2 million associated with the sale and leaseback of MV Maunalei, as further described below.  In the first quarter 2019, the Company expects Ocean Transportation operating income will be approximately $10 million, which is lower than the level achieved in the first quarter 2018 primarily due to the unfavorable comparisons from the absence of positive one-time items at SSAT in the year ago period and Alaska northbound volume associated with the dry-docking of a competitor’s vessel in the first quarter last year, as well as the effect of the aforementioned vessel sale and leaseback.

Logistics:  In the fourth quarter 2018, operating income for the Company’s Logistics segment was $4.4 million higher than in the fourth quarter 2017 due to improved performance across all of the service lines.  The Company expects Logistics’ operating income for the full year 2019 to approximate the level achieved in 2018 of $32.7 million.  In the first quarter 2019, the Company expects operating income to be moderately higher than the level achieved in the first quarter 2018.

Depreciation and Amortization: For the full year 2019, the Company expects depreciation and amortization expense to be approximately $130 million, inclusive of dry-docking amortization of approximately $31 million.

EBITDA:  While the Company expects net income in 2019 to decline year-over-year, we expect EBITDA in 2019 to be approximately $286 million, which is approximately the level achieved in 2018 after taking into account the full year impact in 2018 of the $12.0 million of lease expense related to the sale and leaseback of MV Maunalei.   As previously disclosed on November 27, 2018, a subsidiary of Matson entered into an agreement whereby MV Maunalei was sold for approximately $106.0 million, and subsequently leased back from the buyer under an operating lease agreement.  As a result of this transaction, the Company expects on an annual basis $12.0 million in lease expense and $4.8 million in lower depreciation and amortization expense (including dry-docking amortization), resulting in $7.2 million in lower operating income.

Other Income (Expense):  The Company expects full year 2019 other income (expense) to be approximately $2.7 million in income, which is attributable to other component costs related to the Company’s pension and post-retirement plans.

Interest Expense: The Company expects interest expense for the full year 2019 to be approximately $24 million.

Income Taxes:  In the fourth quarter 2018, the Company’s effective tax rate was 23.4 percent.  For the full year 2019, the Company expects its effective tax rate to be approximately 26.0 percent, which excludes a positive non-cash adjustment of $2.9 million expected in the first quarter of 2019 related to the reversal of a Tax Act expense adjustment in 2018.

Capital and Vessel Dry-docking Expenditures:  For the full year 2018, the Company made other capital expenditure payments of $62.6 million, capitalized vessel construction expenditures of $338.6 million, and dry-docking payments of $19.2 million.  For the full year 2019, the Company expects to make other capital expenditure payments, including maintenance capital expenditures, of approximately $120 million, vessel construction expenditures (including capitalized interest and owner’s items) of approximately $225 million, and dry-docking payments of approximately $12 million.  The level of other capital expenditures, including maintenance capital expenditures, for 2019 is higher than our targeted annual maintenance level of approximately $50 million due to the installation of three new cranes, refurbishment of three existing cranes, and the infrastructure upgrade at the Sand Island terminal; the scrubber installation on three vessels in the China service; and the construction of a new cross-dock facility in Anchorage for Span Alaska.

CONSOLIDATED RESULTS OF OPERATIONS

The following analysis of the financial condition and results of operations of Matson should be read in conjunction with the Consolidated Financial Statements in Item 8 of Part II below (Income taxes, net income and earnings per-share amounts for the year ended December 31, 2017 have been adjusted for an immaterial correction of an error as described in Note 2 to the Consolidated Financial Statements in Item 8 of Part II below).

Consolidated Results: 2018 compared with 2017:

	Years Ended December 31,
(Dollars in millions, except per-share amounts)	2018	2017	Change
Operating revenue	$2,222.8	$2,046.9	$175.9	8.6%
Operating costs and expenses	(2,059.0)	(1,899.6)	(159.4)	8.4%
Operating income	163.8	147.3	16.5	11.2%
Interest expense	(18.7)	(24.2)	5.5	(22.7)%
Other income (expense), net	2.6	2.1	0.5	23.8%
Income before income taxes	147.7	125.2	22.5	18.0%
Income taxes	(38.7)	105.8	(144.5)	(136.6)%
Net income	$109.0	$231.0	$(122.0)	(52.8)%
Basic earnings per-share	$2.55	$5.38	$(2.83)	(52.6)%
Diluted earnings per-share	$2.53	$5.35	$(2.82)	(52.7)%

Fiscal Year:  Fiscal years ended December 31, 2018 and 2017 include 52 weeks.

Consolidated Operating Revenue for the year ended December 31, 2018 increased $175.9 million, or 8.6 percent, compared to the prior year.  The increase was due to an increase of $69.5 million and $106.4 million in revenues for Ocean Transportation and Logistics, respectively.

Operating Costs and Expenses for the year ended December 31, 2018 increased $159.4 million, or 8.4 percent, compared to the prior year.  The increase was due to an increase of $64.8 million and $94.6 million in operating costs and expenses for Ocean Transportation and Logistics, respectively.

Operating Income for the year ended December 31, 2018 increased $16.5 million, or 11.2 percent, compared to the prior year.  The increase was due to an increase of $4.7 million and $11.8 million in operating income for Ocean Transportation and Logistics, respectively.

The reasons for changes in operating revenue, operating costs and expenses, and operating income are described below, by business segment, in the Analysis of Operating Revenue and Income by Segment.

Interest Expense was $18.7 million for the year ended December 31, 2018 compared to $24.2 million for the year ended December 31, 2017.  The reduction in interest expense was due to higher capitalized interest related to the construction of new vessels.

Other Income (Expense), net was $2.6 million for the year ended December 31, 2018, compared to $2.1 million for the year ended December 31, 2017, and relates to the amortization of certain components of net periodic benefit costs or gains related to the Company’s pension and post-retirement plans.

Income Taxes during the year ended December 31, 2018 was an expense of $38.7 million, or 26.2 percent of income before income taxes, as compared to a non-cash income tax benefit of $105.8 million, or 84.5 percent of income before income taxes in the prior year.  The non-cash income tax benefit for the year ended December 31, 2017 included the benefit of $154.0 million related to the remeasurement of the Company’s deferred assets and liabilities, and other discrete tax adjustments resulting from applying the Tax Cuts and Jobs Act of 2017 (the “Tax Act”).  Excluding the impact of the Tax Act, adjusted income tax expense would have been $48.2 million, or 38.5 percent of income before income taxes, for the year ended December 31, 2017.  The 2018 income tax rate is lower than the adjusted 2017 income tax rate primarily due to a reduction in federal tax rate from 35 percent in 2017 to 21 percent in 2018, offset by $2.9 million, or 2.0 percent of non-cash expense related to discrete tax adjustments resulting from applying the Tax Act in 2018.

Net Income during the year ended December 31, 2018 decreased $122.0 million, or 52.8 percent, compared to the prior year.

Consolidated Results: 2017 compared with 2016:

	Years Ended December 31,
(Dollars in millions, except per-share amounts)	2017	2016	Change
Operating revenue	$2,046.9	$1,941.6	$105.3	5.4%
Operating costs and expenses	(1,899.6)	(1,784.9)	(114.7)	6.4%
Operating income	147.3	156.7	(9.4)	(6.0)%
Interest expense	(24.2)	(24.1)	(0.1)	0.4%
Other income (expense), net	2.1	(2.1)	4.2	(200.0)%
Income before income taxes	125.2	130.5	(5.3)	(4.1)%
Income taxes	105.8	(49.1)	154.9	(315.5)%
Net income	$231.0	$81.4	$149.6	183.8%
Basic earnings per-share	$5.38	$1.89	$3.49	184.7%
Diluted earnings per-share	$5.35	$1.87	$3.48	186.1%

Fiscal Year:  Fiscal year ended December 31, 2017 and 2016 include 52 weeks and 53 weeks, respectively.

Consolidated Operating Revenue for the year ended December 31, 2017 increased $105.3 million, or 5.4 percent, compared to the prior year due to increases of $30.7 million and $74.6 million in Ocean Transportation and Logistics revenues, respectively.

Operating Costs and Expenses for the year ended December 31, 2017 increased $114.7 million, or 6.4 percent, compared to the prior year.  The increase was due to an increase of $48.8 million and $65.9 million in operating costs and expenses for Ocean Transportation and Logistics, respectively.

Operating Income for the year ended December 31, 2017 decreased $9.4 million, or 6.0 percent, compared to the prior year.  The decrease was due to a decrease of $18.1 million for Ocean Transportation, partially offset by an increase of $8.7 million for Logistics in operating income.

The reasons for changes in operating revenue, operating costs and expenses, and operating income are described below, by business segment, in the Analysis of Operating Revenue and Income by Segment.

Interest Expense was $24.2 million for the year ended December 31, 2017, compared to $24.1 million for the year ended December 31, 2016.  The increase in interest expense was due to higher borrowings as a result of recent acquisitions and vessel construction payments, offset by higher capitalized interest.

Other Income (Expense), net for the year ended December 31, 2017 was income of $2.1 million, compared to expense of $2.1 million for the year ended December 31, 2016, and relates to the amortization of certain components of net periodic benefit costs or gains related to the Company’s pension and post-retirement plans.

Income Taxes during the year ended December 31, 2017 was a non-cash income tax benefit of $105.8 million, or 84.5 percent of income before income taxes, as compared to income tax expense of $49.1 million, or 37.6 percent of income before income taxes in the prior year.  The non-cash income tax benefit includes the benefit of $154.0 million related to the remeasurement of the Company’s deferred assets and liabilities, and other discrete tax adjustments resulting from applying the Tax Act as of December 31, 2017.  Excluding the impact of the Tax Act, adjusted income tax expense would have been $48.2 million, or 38.5 percent of income before income taxes for the year ended December 31, 2017.  The adjusted 2017 income tax rate would have been higher than the 2016 income tax rate as the 2016 income tax rate was favorably impacted by the release of unrecognized tax benefit reserves during 2016.

Net Income during the year ended December 31, 2017 increased $149.6 million, or 183.8 percent, compared to the prior year.

ANALYSIS OF OPERATING REVENUE AND INCOME BY SEGMENT

Additional detailed information related to the operations and financial performance of the Company’s reportable segments is included in Part II Item 6 and Note 3 to the Consolidated Financial Statements in Item 8 of Part II below.  The following information should be read in relation to the information contained in those sections.

Ocean Transportation: 2018 compared with 2017:

	Years Ended December 31,
(Dollars in millions)	2018	2017	Change
Ocean Transportation revenue	$1,641.3	$1,571.8	$69.5	4.4%
Operating costs and expenses	(1,510.2)	(1,445.4)	(64.8)	4.5%
Operating income	$131.1	$126.4	$4.7	3.7%
Operating income margin	8.0%	8.0%

Volume (Forty-foot equivalent units (FEU) except for automobiles) (1)
Hawaii containers	148,700	149,800	(1,100)	(0.7)%
Hawaii automobiles	63,100	67,000	(3,900)	(5.8)%
Alaska containers	69,100	67,400	1,700	2.5%
China containers	61,600	66,000	(4,400)	(6.7)%
Guam containers	19,700	20,300	(600)	(3.0)%
Other containers (2)	16,300	11,700	4,600	39.3%

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

Ocean Transportation revenue increased $69.5 million, or 4.4 percent, during the year ended December 31, 2018, compared with the year ended December 31, 2017.  This increase was primarily due to higher fuel surcharge revenue, higher average freight rates in China and higher revenue in Japan, partially offset by lower revenue in Guam.

On a year-over-year FEU basis, Hawaii container volume decreased by 0.7 percent primarily due to lower eastbound volume; Alaska volume increased by 2.5 percent primarily due to an increase in northbound volume, partially offset by a decrease in southbound volume as a result of a weaker-than-expected seafood season compared with the very strong seafood harvest levels in 2017; China volume was 6.7 percent lower due to fewer sailings and lower volume during the Lunar New Year period; Guam volume was 3.0 percent lower primarily due to increased competition; and Other containers volume increased 39.3 percent largely due to the Japan service.

Ocean Transportation operating income increased $4.7 million, or 3.7 percent, during the year ended December 31, 2018, compared with the year ended December 31, 2017.  This increase was primarily due to higher average rates in China and Hawaii and a higher contribution from SSAT, partially offset by higher terminal handling costs and a lower contribution from Guam.

The Company’s SSAT terminal joint venture investment contributed $36.8 million during the year ended December 31, 2018, compared to a contribution of $28.2 million during the year ended December 31, 2017.  The increase was primarily attributable to higher lift volume.

Ocean Transportation: 2017 compared with 2016:

	Years Ended December 31,
(Dollars in millions)	2017	2016 (3)	Change
Ocean Transportation revenue	$1,571.8	$1,541.1	$30.7	2.0%
Operating costs and expenses	(1,445.4)	(1,396.6)	(48.8)	3.5%
Operating income	$126.4	$144.5	$(18.1)	(12.5)%
Operating income margin	8.0%	9.4%

Volume (Forty-foot equivalent units (FEU) except for automobiles) (1)
Hawaii containers	149,800	160,200	(10,400)	(6.5)%
Hawaii automobiles	67,000	75,200	(8,200)	(10.9)%
Alaska containers	67,400	68,400	(1,000)	(1.5)%
China containers	66,000	61,600	4,400	7.1%
Guam containers	20,300	24,800	(4,500)	(18.1)%
Other containers (2)	11,700	10,500	1,200	11.4%

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

Ocean Transportation operating income decreased $18.1 million, or 12.5 percent, during the year ended December 31, 2017, compared with the year ended December 31, 2016.  This decrease was primarily due to lower volumes in Hawaii, higher terminal handling costs and lower volume in Guam, partially offset by higher average freight rates in China, a higher contribution from SSAT, and favorable timing of fuel surcharge collections.

The Company’s SSAT terminal joint venture investment contributed $28.2 million during the year ended December 31, 2017, compared to a $15.8 million contribution in the year ended December 31, 2016.  The increase was primarily attributable to improved lift volume.

Logistics: 2018 compared with 2017:

	Years Ended December 31,
(Dollars in millions)	2018	2017	Change
Logistics revenue	$581.5	$475.1	$106.4	22.4%
Operating costs and expenses	(548.8)	(454.2)	(94.6)	20.8%
Operating income	$32.7	$20.9	$11.8	56.5%
Operating income margin	5.6%	4.4%

Logistics revenue increased $106.4 million, or 22.4 percent, during the year ended December 31, 2018, compared with the year ended December 31, 2017.  This increase was primarily due to higher transportation brokerage revenue.

Logistics operating income increased $11.8 million, or 56.5 percent, for the year ended December 31, 2018, compared with the year ended December 31, 2017.  The increase was primarily due to higher contributions from transportation brokerage and freight forwarding.

Logistics: 2017 compared with 2016:

	Years Ended December 31,
(Dollars in millions)	2017	2016	Change
Logistics Revenue (1)	$475.1	$400.5	$74.6	18.6%
Operating costs and expenses (1)	(454.2)	(388.3)	(65.9)	17.0%
Operating income (1)	$20.9	$12.2	$8.7	71.3%
Operating income margin (1)	4.4%	3.0%

(1)	Logistics operating results include Span Alaska operating results from the date of acquisition on August 4, 2016.

Logistics revenue increased $74.6 million, or 18.6 percent, during the year ended December 31, 2017, compared with the year ended December 31, 2016.  This increase was primarily due to the inclusion of freight forwarding revenue from the acquired Span Alaska business, higher intermodal volumes, and higher fuel surcharge revenue.

Logistics operating income increased $8.7 million, or 71.3 percent, during the year ended December 31, 2017, compared with the year ended December 31, 2016.  The increase was primarily due to the inclusion of freight forwarding operating results attributable to the acquired Span Alaska business, partially offset by lower intermodal yield.

LIQUIDITY AND CAPITAL RESOURCES

Sources of liquidity available to the Company at December 31, 2018 compared to December 31, 2017, were as follows:

Cash and Cash Equivalents, Restricted Cash and Accounts Receivable:  Cash and cash equivalents, restricted cash and accounts receivable, net, as of December 31, 2018 and 2017 is as follows:

	As of December 31,
(In millions)	2018	2017	Change
Cash and cash equivalents	$19.6	$19.8	$(0.2)
Restricted cash	$4.9	$—	$4.9
Accounts receivable, net (1)	$223.7	$194.6	$29.1

(1)	Eligible accounts receivable of $1.0 million and $134.8 million at December 31, 2018 and 2017, respectively, were assigned to the CCF.

Changes in the Company’s cash, cash equivalents and restricted cash for the years ended December 31, 2018, 2017 and 2016 were as follows:

	As of December 31,
(In millions)	2018	2017	2016	2018-2017	2017-2016
Net cash provided by operating activities (1)	$305.0	$224.9	$157.8	$80.1	$67.1
Net cash used in investing activities (2)	(260.3)	(276.9)	(320.7)	16.6	43.8
Net cash (used in) provided by financing activities (3)	(40.0)	57.9	151.3	(97.9)	(93.4)
Net increase (decrease) in cash, cash equivalents and restricted cash	4.7	5.9	(11.6)	(1.2)	17.5
Cash, cash equivalents, and restricted cash, beginning of the period	19.8	13.9	25.5	5.9	(11.6)
Cash, cash equivalents, and restricted cash, end of the period	$24.5	$19.8	$13.9	$4.7	$5.9

(1)	Changes in Net Cash Provided by Operating Activities: Changes in net cash provided by operating activities for the years ended December 31, 2018, 2017 and 2016 were as follows:

	Change
(In millions)	2018-2017	2017-2016
Net income from operations	$(122.0)	$149.6
Non-cash deferred income taxes	157.2	(152.6)
Other non-cash related changes, net	(19.5)	11.5
Equity income and distributions from Terminal Joint Venture	15.9	5.1
Deferred dry-docking payments	35.4	4.6
Accounts receivable, net	(24.0)	(19.5)
Prepaid expenses and other assets	(10.2)	28.0
Accounts payable, accruals and other liabilities	50.8	18.3
Other long-term liabilities	(3.5)	22.1
Total	$80.1	$67.1

The change in deferred income taxes is primarily related to the remeasurement of the Company’s deferred assets and liabilities, and other discrete tax adjustments resulting from applying the Tax Act as of December 31, 2017.  The Company’s share of income from the Terminal Joint Venture was $36.8 million during the year ended December 31, 2018, compared to $28.2 million in the prior year, while distributions from the Terminal Joint Venture increased to $42.0 million during the year ended December 31, 2018, compared to $17.5 million of distributions received in the prior year.  Decrease in deferred dry-docking payments was due to fewer dry-docking activities during the year ended December 31, 2018, compared to the prior year.  Changes in accounts receivable are due to increases in the amount of revenue invoiced and the timing of collections as of December 31, 2018, compared to the prior year.  Changes in prepaid expenses and other assets are due to the timing of prepaid income taxes, changes in the amount of insurance related receivables and changes in other prepaid amounts as of December 31, 2018, compared to the prior year.  Changes in accounts payable, accruals and other liabilities for the year ended December 31, 2018, compared to the prior year are due to the timing of payments associated with those liabilities.

(2)	Changes in Net Cash Used in Investing Activities: Changes in net cash used in investing activities for the years ended December 31, 2018, 2017 and 2016 were as follows:

	Change
(In millions)	2018-2017	2017-2016
Capitalized vessel construction expenditures	$(86.6)	$(157.5)
Cash deposits into CCF	(168.6)	(48.0)
Withdrawals from CCF	139.2	109.5
Other capital expenditures	(7.6)	29.9
Proceeds from disposal of property and equipment, net	136.5	(2.7)
Proceeds from sale of other investments	3.7	—
Payments for membership interests in Span Alaska, net of cash acquired	—	112.6
Total	$16.6	$43.8

Capitalized vessel construction expenditures (including capitalized interest and owners’ items) was $338.6 million for the year ended December 31, 2018, compared to $252.0 million in the year ended December 31, 2017.  The increase in capitalized vessel construction expenditures (including cash deposited into the CCF less cash withdrawals from the CCF which are used for vessel construction related payments) is due to the timing of progress payments related to the construction of four new vessels.  Other capital expenditures (excluding capitalized vessel construction expenditures) was $62.6 million for the year ended December 31, 2018, compared to $55.0 million for the year ended December 31, 2017.  The increase was primarily due to higher levels of capital expenditures during the year ended December 31, 2018, including capital expenditures related to the Hawaii Sand Island terminal and the Anchorage cross-dock facility, compared to the prior year.  Proceeds from the disposal of property and equipment was $136.3 million for the year ended December 31, 2018, included net proceeds of approximately $106.0 million from the sale and leaseback of a vessel, and $28.4 million from other container and equipment sale and leaseback transactions entered into during 2018.  There were no sale and leaseback transactions in 2017.  Proceeds from the sale of investments of $3.7 million related to the surrender of life insurance policies.

There were no acquisition related payments during the years ended December 31, 2018 and 2017.  During the year ended December 31, 2016, the Company paid $112.6 million related to the acquisition of Span Alaska (see Note 18 to the Consolidated Financial Statements in Item 8 of Part II below for additional information on the Company’s acquisitions).

(3)	Changes Net Cash Used in Financing Activities: Changes in net cash used in financing activities for the years ended December 31, 2018, 2017 and 2016 were as follows:

	Change
(In millions)	2018-2017	2017-2016
Proceeds received from issuance of fixed interest debt	$—	$(275.0)
Repayments of fixed interest debt and capital leases	1.1	(9.6)
Borrowings under revolving credit facility, net	(120.0)	95.0
Repurchase of Matson common stock	19.3	18.7
Dividends paid	(1.6)	(1.6)
Payments of Span Alaska debt	—	81.9
Change in other payments, net	3.3	(2.8)
Total	$(97.9)	$(93.4)

Changes in the Company’s debt are described below.  During the year ended December 31, 2017, the Company repurchased $19.3 million of Matson stock.  There was no repurchase of Matson stock during the year ended December 31, 2018.  Dividends paid was $35.4 million for the year ended December 31, 2018, compared to $33.8 million for the year ended December 31, 2017.  There were no payments of acquisition related debt during the years ended December 31, 2018 or 2017.  During the year ended December 31, 2016, the Company repaid all of Span Alaska’s outstanding debt of $81.9 million (see Note 18 to the Consolidated Financial Statements in Item 8 of Part II below for additional information on the Company’s acquisitions).

Debt:  Total debt as of December 31, 2018 and 2017 is as follows:

	As of December 31,
(In millions)	2018	2017	Change
Revolving credit facility	$235.0	$205.0	$30.0
Fixed interest debt	621.4	652.1	(30.7)
Total Debt	$856.4	$857.1	$(0.7)

Total debt decreased by $0.7 million during the year ended December 31, 2018, compared to the prior year.  Changes in debt primarily related to a net increase in revolving credit facility borrowing of $30.0 million, primarily used to fund progress payments related to the construction of four new vessels, offset by repayments of fixed interest debt of $30.7 million.

As of December 31, 2018, the Company had $304.0 million of remaining availability under the revolving credit facility, with a maturity date of June 29, 2022.  The Company’s debt is described in Note 8 to the Consolidated Financial Statements in Item 8 of Part II.

Working Capital:  The Company had negative working capital of $52.4 million at December 31, 2018, compared to negative working capital of $20.3 million at December 31, 2017.

CONTRACTUAL OBLIGATIONS, COMMITMENTS, CONTINGENCIES AND OFF-BALANCE SHEET ARRANGEMENTS

Contractual Obligations:

At December 31, 2018, the Company had the following estimated contractual obligations:

	Payment Due By Period
Contractual Obligations (in millions)	2019	2020-2021	2022-2023	Thereafter	Total
Vessel construction obligations (1)	$188.9	$61.7	$—	$—	$250.6
Total debt obligations (2)	42.1	102.6	354.8	356.9	856.4
Estimated interest on debt (3)	33.0	60.1	37.3	68.0	198.4
Vendor and other obligations (4)	29.4	—	—	—	29.4
Qualified defined benefit pension obligations (5)	13.2	27.3	28.6	75.0	144.1
Non-qualified pension obligations (5)	1.8	0.4	2.1	0.1	4.4
Post-retirement benefit obligations (5)	1.2	2.3	2.4	5.8	11.7
Multi-employer withdrawal obligations (6)	10.8	8.2	8.2	68.0	95.2
Operating lease obligations (7)	68.3	104.0	65.2	83.6	321.1
Total	$388.7	$366.6	$498.6	$657.4	$1,911.3

(1)	Vessel construction obligations represent contractual agreements entered into for the construction of new vessels.
(2)

Total debt obligations include principal repayments of outstanding debt and capital leases (see Note 8 to the Consolidated Financial Statements in Item 8 of Part II below for additional information about debt).

(3)

Estimated interest on debt is determined based on: (i) the stated interest rate for fixed debt, and (ii) the estimated variable interest on revolving credit facility assuming the balance at December 31, 2018 remains outstanding until maturity.

(4)

Vendor and other obligations include: (i) non-cancellable contractual capital project obligations (excluding vessel construction obligations shown in (1) above); (ii) dry-docking related obligations; and (iii) other contractual obligations.  Amounts are considered obligations if a contract has been agreed to specifying significant terms of the contract, and the amounts are not reflected in the Consolidated Balance Sheets.

(5)

Qualified defined benefit pension, non-qualified pension and post-retirement benefit obligations include estimated payments for the next ten years.  The amounts noted in the column labeled “Thereafter” comprises estimated benefit payments for 2024 through 2028 (see Note 11 to the Consolidated Financial Statements in Item 8 of Part II below, for additional information).

(6)

Multi-employer withdrawal obligations relate to the discounted liability associated with Horizon’s mass withdrawal from Puerto Rico’s multi-employer ILA-PRSSA and the partial withdrawal liability associated with the Local 153 Fund of the OPEIU (see Note 12 to the Consolidated Financial Statements in Item 8 of Part II below, for additional information).

(7)

Operating lease obligations primarily consist of real estate and terminal leases, vessel charter leases, operations equipment and other leases entered into under non-cancellable arrangements that do not transfer the rights and risks of ownership to the Company (see Note 9 to the Consolidated Financial Statements in Item 8 of Part II below for additional information).

Estimated timing and amount of payments related to unrecognized tax benefits of $15.1 million as of December 31, 2018 are excluded from the table due to the uncertainty of such timing and payments, if any.

Commitments, Contingencies and Off-Balance Sheet Arrangements:

Commitments and Contingencies: A description of other commitments and contingencies is set forth in Note 9, Note 11 and Note 17 to the Consolidated Financial Statements in Item 8 of Part II below, and is incorporated herein by reference.

Off-balance sheet Arrangements:  Except as described below, the Company is not party to any off-balance sheet arrangements that have, or are reasonably likely to have, a current or future material effect on the Company’s financial condition, results in operations or cash flows.

Future minimum payments under operating leases are $321.1 million as of December 31, 2018.  In addition, the Company provided a lessor with a maximum residual value guarantee related to the lease of a vessel.  Additional information related to leases and the vessel lease guarantee is set forth in Note 9 to the Consolidated Financial Statements in Item 8 of Part II below, and is incorporated herein by reference.

CRITICAL ACCOUNTING ESTIMATES

The Company’s significant accounting policies are described in Note 2 to the Consolidated Financial Statements in Item 8 of Part II below.  The preparation of Consolidated Financial Statements in conformity with accounting principles generally accepted in the United States of America, upon which the Company’s Management Discussion and Analysis of Financial Condition and Results of Operations is based, requires that management exercise judgment when making accounting estimates about future events that may affect the amounts reported in the Consolidated Financial Statements and accompanying notes.  Future events and their effects cannot be determined with certainty and actual results will, inevitably, differ from those accounting estimates.  These differences could be material.

The Company considers an accounting estimate to be critical if: (i)(a) the accounting estimate requires the Company to make assumptions that are difficult or subjective about matters that were highly uncertain at the time that the accounting estimate was made, (b) changes in the estimate are reasonably likely to occur in periods after the period in which the estimate was made, or (c) use of different estimates by the Company could have been used; and (ii) changes in those accounting estimates would have had a material impact on the financial condition or results of operations of the Company.  The critical accounting estimates inherent in the preparation of the Company’s Consolidated Financial Statements are described below.  Management has discussed the development and selection of these critical accounting estimates with the Audit Committee of our Board of Directors.

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

Long-lived Assets and Finite-lived Intangible Assets:  Long-lived assets and finite-lived intangible assets are grouped at the lowest level reporting unit for which identifiable cash flows are available.  In evaluating impairment, the estimated future undiscounted cash flows generated by each of these asset groups is compared with the carrying value recorded for each asset group to determine if its carrying value is not recoverable.  If this review determines that the amount recorded will not be recovered, the amount recorded for the asset group is reduced to its estimated fair value.  These asset impairment analyses are highly subjective because they require management to make assumptions and apply considerable judgments to, among other things, estimates of the timing and amount of future cash flows, expected useful lives of the assets, uncertainty about future events, including changes in economic conditions, changes in operating performance, changes in the use of the assets, and ongoing costs of maintenance and improvements of the assets, and thus, the accounting estimates may change from period to period.  If management uses different assumptions or if different conditions occur in future periods, the Company’s financial condition or its future operating results could be materially impacted.    The Company has evaluated its long-lived assets and finite lived intangible assets for impairment and determined that the fair values are not less than the carrying amounts.  No impairment charges related to long-lived assets and finite-lived intangible assets were recorded for the years ended December 31, 2018, 2017, and 2016.

Indefinite-life Intangible Assets and Goodwill:  The Company’s intangible assets include goodwill, customer relationships and a trade name.  In estimating the fair value of a reporting unit, the Company uses a combination of a discounted cash flow model and fair value based on market multiples of earnings before income taxes, depreciation and amortization (“EBITDA”).  The discounted cash flow approach requires the Company to use a number of assumptions, including market factors specific to the business, the amount and timing of estimated future cash flows to be generated by the business over an extended period of time, long-term growth rates for the business, and a discount rate that considers the risks related to the amount and timing of the cash flows.  Although the assumptions used by the Company in its discounted cash flow model are consistent with the assumptions the Company used to generate its internal strategic plans and forecasts, significant judgment is required to estimate the amount and timing of future cash flows from the reporting unit and the risk of achieving those cash flows.  When using market multiples of EBITDA, the Company makes judgments about the comparability of multiples in closed and proposed transactions.  Accordingly, changes in assumptions and estimates, including, but not limited to, changes driven by external factors, such as industry and economic trends, and those driven by internal factors, such as changes in the Company’s business strategy and its internal forecasts, could have a material effect on the Company’s financial condition or its future operating results.  The Company has evaluated its indefinite-life intangible assets and goodwill for impairment and determined that the respective fair value of goodwill attributed to the Ocean Transportation and the Logistics reporting units exceeded the carrying amount as of the date of the impairment review.  No impairment charges of indefinite-life intangible assets and goodwill were recorded for the years ended December 31, 2018, 2017 and 2016.

Legal Contingencies:  The Company’s results of operations could be affected by significant litigation adverse to the Company, including, but not limited to, liability claims, antitrust claims, claims related to coastwise trading matters, lawsuits involving private plaintiffs or government agencies, and environment related matters.  The Company records accruals for legal matters when the information available indicates that it is probable that a liability has been incurred and the amount of the loss can be reasonably estimated.  Management makes adjustments to these accruals to reflect the impact and status of negotiations, settlements, rulings, advice of outside legal counsel and other information and events that may pertain to a particular matter.  In making determinations of likely outcomes of litigation matters, the Company considers many factors.  These factors include, but are not limited to, the nature of specific claims including un-asserted claims, the Company’s experience with similar types of claims, the jurisdiction in which the matter is filed, input from outside legal counsel, the likelihood of resolving the matter through alternative dispute resolution mechanisms and the matter’s current status.  Predicting the outcome of claims and lawsuits, and estimating related costs and exposure involves substantial uncertainties that could cause actual costs to vary materially from those estimates.

Uninsured Risks and Related Liabilities:  The Company is uninsured for certain risks but when feasible, many risks are mitigated by insurance.  The Company purchases insurance with deductibles or self-insured retentions.  Such insurance includes, but is not limited to, employee health, workers’ compensation, marine liability, auto liability and physical damage to inland property, equipment and vessels.  For certain risks, the Company elects to not purchase insurance because of excessive cost of insurance or the perceived remoteness of the risk.  In addition, the Company retains all risk of loss that exceeds the limits of the Company’s insurance policies.

When estimating its reserves for uninsured risks and related liabilities, the Company considers a number of factors, including historical claims experience, demographic factors, current trends, and analyses provided by independent third-parties.  Periodically, management reviews its assumptions and estimates used to determine the adequacy of the Company’s reserves for uninsured risks and related liabilities.  The Company’s uninsured risks and related liabilities contain uncertainties because management is required to apply judgment and make long-term assumptions to estimate the ultimate cost to settle reported claims, and of claims incurred but not reported, as of the balance sheet date.  If management uses different assumptions or if different conditions occur in future periods, the Company’s financial condition or its future operating results could be materially impacted.

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

Income Taxes:  The Company makes certain estimates and judgments in determining income tax expense for Consolidated Financial Statement purposes.  These estimates and judgments are applied in the calculation of taxable income, tax credits, tax benefits and deductions, and in the calculation of certain deferred tax assets and liabilities, which arise from differences in the timing of recognition of revenue, costs and expenses for tax purposes.  Deferred tax assets and liabilities are adjusted to the extent necessary to reflect tax rates expected to be in effect when the temporary differences reverse.  Significant changes to these estimates may result in an increase or decrease to the Company’s income taxes in a subsequent period.

The Company records a valuation allowance if, based on the weight of available evidence, management believes that it is more likely than not that some portion or all of a recorded deferred tax asset would not be realized in future periods.

The Company’s valuation allowance against deferred tax assets was $11.5 million and $13.0 million at December 31, 2018 and 2017, respectively, and related to accumulated operating losses of a foreign subsidiary and various state net operating losses that the Company determined may not be realized in future periods.

The calculation of deferred tax assets and liabilities may be impacted by various factors including but not limited to changes in tax rates; changes in tax laws, regulations, and rulings; changes in interpretations of existing tax laws, regulations and rulings; and changes in the evaluation of the Company’s ability to realize deferred tax assets including operating loss and tax credit carryforwards.  Deferred tax assets and deferred tax liabilities are adjusted to the extent necessary to reflect tax rates expected to be in effect when the temporary differences reverse.  On December 22, 2017, the Tax Act was signed into law.  The Tax Act includes numerous changes in existing tax law, including a reduction in the federal corporate income tax rate from 35 percent to 21 percent.  The rate reduction and other changes took effect on January 1, 2018.  Other changes such as remeasurement of deferred tax assets and liabilities are effective as of the fourth quarter of 2017.

In addition, the calculation of tax liabilities involves significant judgment in estimating the impact of uncertain tax positions taken or expected to be taken with respect to the application of complex tax laws.  Resolution of these uncertainties in a manner inconsistent with management’s expectations could materially impact the Company’s financial condition or its future operating results.

Additional information about the Company’s income taxes is included in Note 10 to the Consolidated Financial Statements in Item 8 of Part II below.

OTHER MATTERS

New Accounting Pronouncements:  See Note 2 to the Consolidated Financial Statements in Item 8 of Part II below for additional information on new accounting pronouncements.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Debt and Interest Rate Risks:  The Company is exposed to changes in interest rates, primarily as a result of its borrowing and investing activities used to maintain liquidity and to fund business operations, including borrowings under its revolving credit facility.  In order to manage its exposure to changes in interest rates, the Company utilizes a balanced mix of both fixed-rate and variable-rate debt with various maturity dates.  The nature and amount of the Company’s outstanding debt is expected to fluctuate as a result of future business requirements, market conditions and other factors.  The Company’s outstanding variable and fixed rate debt was $235.0 million and $621.4 million as of December 31, 2018, and $205.0 million and $652.1 million as of December 31, 2017, respectively.  Additional information about the Company’s debt is included in Note 8 to the Consolidated Financial Statements in Item 8 of Part II below.

Other than in certain events of default, the Company is not obligated to prepay its variable and fixed rate debt prior to maturity.  For fixed rate debt, changes in market interest rates would not affect the Company’s financial condition or results of operations.  For variable rate debt, a 100 basis point increase in the variable interest rate would have an impact on the Company’s results of operations for 2018 of approximately $2.4 million, assuming the December 31, 2018 balance of the variable rate debt was outstanding throughout 2018.  This change is not expected to have a material impact on the fair value of the Company’s variable rate debt.

Investment Risks:  From time to time, the Company may invest its excess cash in short-term money market funds that purchase government securities or corporate debt securities, or in other deposit products allowed under the Company’s Cash Investment Policy.  These money market funds and deposits maintain a weighted average maturity of less than 90 days, and accordingly, a one percent change in interest rates is not expected to have a material impact on the fair value of these investments or on interest income.  The Company had a nominal amount on deposit in money market funds as of December 31, 2018 and 2017.

Through its Capital Construction Fund (“CCF”), the Company may, from time to time, invest in money market funds or other eligible investments.  The Company’s cash deposits in the CCF at December 31, 2018 was nominal, and for the year ended December 31, 2017 was $0.9 million.

Foreign Currency Risks:  The Company has no material exposure to foreign currency risks, although it is indirectly affected by changes in currency rates to the extent that changes in rates affect tourism in Hawaii, Guam, Alaska and other locations.  Transactions related to its China service are primarily denominated in U.S. dollars, and therefore, a one percent change in the Chinese Yuan exchange rate would not have a material effect on the Company’s results of operations.  Transactions related to the Company’s South Pacific service are primarily denominated in New Zealand dollars.  However, a one percent change in the New Zealand dollar exchange rate is not expected to have a material effect on the Company’s results of operations.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2018.  In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework (2013).  Based on its assessment, management believes that, as of December 31, 2018, the Company’s internal control over financial reporting is effective.  The Company’s independent registered public accounting firm, Deloitte & Touche LLP, has issued an attestation report on the Company’s internal control over financial reporting.

/s/ Matthew J. Cox	/s/ Joel M. Wine
Matthew J. Cox	Joel M. Wine
Chairman and Chief Executive Officer	Senior Vice President and Chief Financial Officer
March 4, 2019	March 4, 2019

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Matson, Inc.

Opinions on the Financial Statements and Internal Control over Financial Reporting
We have audited the accompanying consolidated balance sheets of Matson, Inc. and subsidiaries (the "Company") as of December 31, 2018 and 2017, the related consolidated statements of income and comprehensive income, shareholders' equity, and cash flows for each of the three years in the period ended December 31, 2018, and the related notes (collectively referred to as the “financial statements”).  We also have audited the Company's internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2018, in conformity with accounting principles generally accepted in the United States of America.  Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2018, based on the criteria established in Internal Control — Integrated Framework (2013) issued by COSO.

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

We conducted our audits in accordance with the standards of the PCAOB.  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud, and whether effective internal control over financial reporting was maintained in all material respects.

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

/s/ Deloitte & Touche LLP
Honolulu, Hawaii
March 4, 2019

We have served as the Company’s auditor since at least 1976; however, an earlier year could not be reliably determined.

MATSON, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

	Years Ended December 31,

(In millions, except per-share amounts)	2018	2017	2016
Operating Revenue:
Ocean Transportation	$1,641.3	$1,571.8	$1,541.1
Logistics	581.5	475.1	400.5
Total Operating Revenue	2,222.8	2,046.9	1,941.6

Costs and Expenses:
Operating costs	(1,875.0)	(1,721.0)	(1,617.6)
Equity in income of Terminal Joint Venture	36.8	28.2	15.8
Selling, general and administrative	(220.8)	(206.8)	(183.1)
Total Costs and Expenses	(2,059.0)	(1,899.6)	(1,784.9)

Operating Income	163.8	147.3	156.7
Interest expense	(18.7)	(24.2)	(24.1)
Other income (expense), net	2.6	2.1	(2.1)
Income before Income Taxes	147.7	125.2	130.5
Income taxes	(38.7)	105.8	(49.1)
Net Income	$109.0	$231.0	$81.4

Other Comprehensive Income (Loss), Net of Income Taxes:
Net Income	$109.0	$231.0	$81.4
Other Comprehensive Income (Loss):
Net gain in prior service cost	—	0.8	24.1
Amortization of prior service cost	(4.7)	(4.0)	(2.2)
Amortization of net loss	1.1	1.7	1.2
Other adjustments	—	0.2	0.2
Total Other Comprehensive Income (Loss)	(3.6)	(1.3)	23.3
Comprehensive Income	$105.4	$229.7	$104.7

Basic Earnings Per-Share:	$2.55	$5.38	$1.89
Diluted Earnings Per-Share:	$2.53	$5.35	$1.87

Weighted Average Number of Shares Outstanding:
Basic	42.7	42.9	43.1
Diluted	43.0	43.2	43.5

See Notes to Consolidated Financial Statements.

MATSON, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	As of December 31,
(In millions)	2018	2017
ASSETS
Current Assets:
Cash and cash equivalents	$19.6	$19.8
Accounts receivable, net	223.7	194.6
Prepaid expenses and other assets	75.1	51.6
Total current assets	318.4	266.0
Long-term Assets:
Investment in Terminal Joint Venture	87.0	93.2
Property and equipment, net	1,366.6	1,165.7
Goodwill	327.8	327.8
Intangible assets, net	214.0	225.2
Deferred dry-docking costs, net	67.1	89.2
Other long-term assets	49.5	84.5
Total long-term assets	2,112.0	1,985.6
Total Assets	$2,430.4	$2,251.6

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Current portion of debt	$42.1	$30.8
Accounts payable	246.8	175.1
Accruals and other liabilities	81.9	80.4
Total current liabilities	370.8	286.3
Long-term Liabilities:
Long-term debt	814.3	826.3
Deferred income taxes	312.7	283.6
Other long-term liabilities	177.3	178.2
Total long-term liabilities	1,304.3	1,288.1
Commitments and Contingencies (Note 17)
Shareholders’ Equity:
Common stock - common stock without par value; authorized, 150.0 million shares ($0.75 stated value per share); outstanding, 42.7 million shares in 2018 and 42.5 million shares in 2017	32.0	31.9
Additional paid in capital	297.8	289.7
Accumulated other comprehensive loss, net	(34.5)	(24.9)
Retained earnings	460.0	380.5
Total shareholders’ equity	755.3	677.2
Total Liabilities and Shareholders’ Equity	$2,430.4	$2,251.6

See Notes to Consolidated Financial Statements.

MATSON, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
(In millions)	2018	2017	2016
Cash Flows From Operating Activities:
Net income	$109.0	$231.0	$81.4
Reconciling adjustments:
Depreciation and amortization	94.4	101.2	97.1
Deferred income taxes	29.3	(127.9)	24.7
(Gain) Loss on disposal of property and equipment	(1.9)	3.0	0.9
Share-based compensation expense	12.1	11.1	11.2
Equity in income of Terminal Joint Venture	(36.8)	(28.2)	(15.8)
Distributions from Terminal Joint Venture	42.0	17.5	—
Tax benefit from equity issuance	—	—	2.2
Tax benefit from stock-based compensation	—	—	(0.3)
Changes in assets and liabilities:
Accounts receivable, net	(29.1)	(5.1)	14.4
Deferred dry-docking payments	(19.2)	(54.6)	(59.2)
Deferred dry-docking amortization	37.4	46.2	38.9
Prepaid expenses and other assets	4.2	14.4	(13.6)
Accounts payable, accruals and other liabilities	71.2	20.4	2.1
Other long-term liabilities	(7.6)	(4.1)	(26.2)
Net cash provided by operating activities	305.0	224.9	157.8

Cash Flows From Investing Activities:
Capitalized vessel construction expenditure	(338.6)	(252.0)	(94.5)
Other capital expenditures	(62.6)	(55.0)	(84.9)
Proceeds from (payments for) disposal of property and equipment	136.3	(0.2)	2.5
Cash deposits into Capital Construction Fund	(340.0)	(171.4)	(123.4)
Withdrawals from Capital Construction Fund	340.9	201.7	92.2
Proceeds from sale of other investments	3.7	—	—
Payments for membership interests in Span Alaska, net of cash acquired	—	—	(112.6)
Net cash used in investing activities	(260.3)	(276.9)	(320.7)

Cash Flows From Financing Activities:
Proceeds from issuance of debt	—	—	275.0
Repayments of debt	(30.0)	(30.0)	(20.5)
Repayment of capital leases	(0.7)	(1.8)	(1.7)
Proceeds from revolving credit facility	963.9	469.0	1,103.0
Repayments of revolving credit facility	(933.9)	(319.0)	(1,048.0)
Payment of financing costs	—	(1.7)	—
Proceeds from issuance of common stock	0.7	1.9	1.2
Dividends paid	(35.4)	(33.8)	(32.2)
Repurchase of Matson common stock	—	(19.3)	(38.0)
Tax withholding related to net share settlements of restricted stock units	(4.6)	(7.4)	(5.9)
Tax benefit from stock-based compensation	—	—	0.3
Payments of Span Alaska debt	—	—	(81.9)
Net cash (used in) provided by financing activities	(40.0)	57.9	151.3

Net Increase (Decrease) in Cash, Cash Equivalents and Restricted Cash	4.7	5.9	(11.6)
Cash, Cash Equivalents and Restricted Cash, Beginning of the Year	19.8	13.9	25.5
Cash, Cash Equivalents and Restricted Cash, End of the Year	$24.5	$19.8	$13.9

Reconciliation of Cash, Cash Equivalents, and Restricted Cash, at End of the Year:
Cash and Cash Equivalents	$19.6	$19.8	$13.9
Restricted Cash	4.9	—	—
Total Cash, Cash Equivalents and Restricted Cash, End of the Year	$24.5	$19.8	$13.9

Supplemental Cash Flow Information:
Interest paid, net of capitalized interest	$18.3	$23.9	$21.6
Income tax paid, net of income tax refunds	$5.2	$2.6	$15.6

Non-cash Information:
Capital expenditures included in accounts payable, accruals and other liabilities	$4.1	$1.2	$4.1

See Notes to Consolidated Financial Statements.

MATSON, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

For the three years ended December 31, 2018

				Accumulated
	Common Stock		Additional	Other
		Stated	Paid In	Comprehensive	Retained
(In millions, except per-share amounts)	Shares	Value	Capital	Income (Loss)	Earnings	Total
Balance at December 31, 2015	43.5	$32.6	$287.9	$(46.9)	$177.0	$450.6
Net income	—	—	—	—	81.4	81.4
Other comprehensive income, net of tax	—	—	—	23.3	—	23.3
Tax benefit from stock-based compensation and share withholding	—	—	2.2	—	—	2.2
Share-based compensation	—	—	11.2	—	—	11.2
Shares issued, net of shares withheld for employee taxes	0.3	0.2	(4.9)	—	—	(4.7)
Shares repurchased	(0.9)	(0.7)	(6.6)	—	(29.6)	(36.9)
Dividends ($0.74 per share)	—	—	—	—	(32.2)	(32.2)
Balance at December 31, 2016	42.9	32.1	289.8	(23.6)	196.6	494.9
Net income	—	—	—	—	231.0	231.0
Other comprehensive loss, net of tax	—	—	—	(1.3)	—	(1.3)
Share-based compensation	—	—	11.1	—	—	11.1
Shares issued, net of shares withheld for employee taxes	0.3	0.3	(5.7)	—	—	(5.4)
Shares repurchased	(0.7)	(0.5)	(5.5)	—	(13.3)	(19.3)
Dividends ($0.78 per share)	—	—	—	—	(33.8)	(33.8)
Balance at December 31, 2017	42.5	31.9	289.7	(24.9)	380.5	677.2
Net income	—	—	—	—	109.0	109.0
Other comprehensive loss, net of tax	—	—	—	(9.6)	6.0	(3.6)
Share-based compensation	—	—	12.1	—	—	12.1
Shares issued, net of shares withheld for employee taxes	0.2	0.1	(4.0)	—	—	(3.9)
Shares repurchased	—	—	—	—	(0.1)	(0.1)
Dividends ($0.82 per share)	—	—	—	—	(35.4)	(35.4)
Balance at December 31, 2018	42.7	$32.0	$297.8	$(34.5)	$460.0	$755.3

See Notes to Consolidated Financial Statements.

MATSON, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.DESCRIPTION OF THE BUSINESS

Matson, Inc., a holding company incorporated in January 2012 in the State of Hawaii, and its subsidiaries (“Matson” or the “Company”), is a leading provider of ocean transportation and logistics services.  The Company consists of two segments, Ocean Transportation and Logistics.  For financial information on the Company’s reportable segments for the three years ended December 31, 2018, see Note 3.

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

Matson has a 35 percent ownership interest in SSA Terminals, LLC (“SSAT”), a joint venture between Matson Ventures, Inc., a wholly-owned subsidiary of MatNav, and SSA Ventures, Inc. (“SSA”), a subsidiary of Carrix, Inc. (“Terminal Joint Venture”).  SSAT provides terminal and stevedoring services to various carriers at seven terminal facilities on the U.S. West Coast, including four facilities which are used by MatNav.  Matson records its share of income from the Terminal Joint Venture in costs and expenses in the Consolidated Statements of Income and Comprehensive Income, and within the Ocean Transportation segment due to the nature of SSAT’s operations.

Logistics:  Matson’s Logistics business is conducted through Matson Logistics, Inc. (“Matson Logistics”), a wholly-owned subsidiary of MatNav.  Established in 1987, Matson Logistics is an asset-light business that provides a variety of logistics services to its customers including: (i) multimodal transportation brokerage of domestic and international rail intermodal services, long-haul and regional highway trucking services, specialized hauling, flat-bed and project services, less-than-truckload services, and expedited freight services (collectively “Transportation Brokerage” services); (ii) less-than-container load consolidation (“LCL”) and freight forwarding services (collectively “Freight Forwarding” services); (iii) warehousing and distribution services; and (iv) supply chain management, non-vessel operating common carrier (“NVOCC”) freight forwarding and other services.

Recent Acquisition:    On August 4, 2016, Matson Logistics completed its acquisition of Span Intermediate, LLC (“Span Alaska”), a market leading provider of LCL consolidation and freight forwarding services to Alaska (the “Span Alaska Acquisition”) (see Note 18).

2.SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation:  The Consolidated Financial Statements include the accounts of Matson, Inc. and all wholly-owned subsidiaries, after elimination of intercompany amounts and transactions.  Significant investments in businesses, partnerships, and limited liability companies in which the Company does not have a controlling financial interest, but has the ability to exercise significant influence, are accounted for under the equity method.  A controlling financial interest is one in which the Company has a majority voting interest or one in which the Company is the primary beneficiary of a variable interest entity.  The Company accounts for its investment in the Terminal Joint Venture using the equity method of accounting (see Note 4).  The Consolidated Financial Statements include the accounts and activities of Span Alaska from acquisition date on August 4, 2016 (see Note 18).

Fiscal Year:  The period end for Matson, Inc. is December 31.  The period end for MatNav occurred on the last Friday in December, except for Matson Logistics Warehousing, Inc. whose period closed on December 31.  Included in these Consolidated Financial Statements are 52 weeks in the 2018 and 2017 fiscal years, and 53 weeks in the 2016 fiscal year, for MatNav.

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

Use of Estimates:  The preparation of the Consolidated Financial Statements in conformity with accounting principles generally accepted in the U.S. requires management to make estimates and assumptions that affect the amounts reported.  Estimates and assumptions are used for, but not limited to: impairment of investments; impairment of long-lived assets, intangible assets and goodwill; capitalized interest; allowance for doubtful accounts; legal contingencies; uninsured risks and related liabilities; accrual estimates; pension and post-retirement estimates; multi-employer withdrawal liabilities; and income taxes.  Future results could be materially affected if actual results differ from these estimates and assumptions.

Immaterial Correction of an Error in Previously Issued Financial Statements:  Subsequent to the filing of the Company’s Annual Report on Form 10-K for the year ended December 31, 2017, the Company determined that it had incurred a partial withdrawal liability related to the Office & Professional Employees International Union (“OPEIU”), Local 153 Pension Fund (the “Local 153 Fund”).  The partial withdrawal liability resulted from a decline in the number of contribution base units related to the Local 153 Fund caused by Horizon Lines, Inc. (“Horizon”) terminating all of its operations in Puerto Rico during the first quarter of 2015, prior to the Company acquiring Horizon on May 29, 2015.

Accordingly, the Company corrected this error by recording an increase in other long-term liabilities of $6.7 million, a reduction in deferred income taxes of $2.6 million, and a corresponding net adjustment to goodwill of $4.1 million for the years ended December 31, 2015, 2016 and 2017.  For the year ended December 31, 2017, the $2.6 million deferred income taxes adjustment was reduced by $1.0 million to reflect the remeasurement tax effects resulting from the Tax Cut and Jobs Act of 2017 (the “Tax Act”).  This had the corresponding effect of increasing income taxes and decreasing net income by $1.0 million during the year ended December 31, 2107.  There was no impact to net income for any other years presented.  The misstatement had no net impact on the Company’s Consolidated Statements of Cash Flows.  The Company believes the correction of this error is immaterial to previously issued Consolidated Financial Statements for all prior periods.

Cash, Cash Equivalents and Restricted Cash:  Cash equivalents consist of highly-liquid investments with original maturities of three months or less.  The Company carries these investments at cost, which approximates fair value.  Outstanding checks in excess of funds on deposit totaled $16.4 million and $18.7 million at December 31, 2018 and 2017, respectively, and are included in current liabilities in the Consolidated Balance Sheets.  Restricted cash relates to amounts that are subject to contractual restrictions and are not readily available.  Restricted cash was $4.9 million at December 31, 2018, and is included in prepaid expenses and other assets in the Consolidated Balance Sheet.  There were no restricted cash amounts at December 31, 2017.

Accounts Receivable, net:  Accounts receivable represents amounts due from trade customers arising in the normal course of business.  Accounts receivable are shown net of allowance for doubtful accounts receivable in the Consolidated Balance Sheets.  At December 31, 2018, and 2017, the Company had assigned $1.0 million and $134.8 million of eligible accounts receivable, respectively, to the Capital Construction Fund (see Note 7).

Allowance for Doubtful Accounts:  Allowance for doubtful accounts receivable is established by management based on estimates of collectability.  Estimates of collectability are principally based on an evaluation of the current financial condition of the customer and the potential risks to collection, the customer’s payment history and other factors which are regularly monitored by the Company.

Changes in the allowance for doubtful accounts receivable for the three years ended December 31, 2018, 2017 and 2016 were as follows:

	Balance at	Expense	Write-offs	Balance at
Year (in millions)	Beginning of Year	(Recovery) (1)	and Other	End of Year
2018	$4.6	$0.8	$(0.6)	$4.8
2017	$4.2	$1.0	$(0.6)	$4.6
2016	$6.6	$(0.3)	$(2.1)	$4.2

(1)	Expense is shown net of amounts recovered from previously reserved doubtful accounts.

Prepaid Expenses and Other Assets: Prepaid expenses and other assets consist of the following at December 31, 2018 and 2017:

	As of December 31,
Prepaid Expenses and Other Assets (in millions)	2018	2017
Income tax receivables	$26.8	$2.6
Prepaid fuel	16.3	14.4
Prepaid insurance and insurance related receivables	12.6	19.3
Prepaid operating expenses	6.8	6.3
Restricted cash - vessel construction obligations	4.9	—
Other	7.7	9.0
Total	$75.1	$51.6

Other Long-Term Assets:  Other long-term assets consist of the following at December 31, 2018 and 2017:

	As of December 31,
Other Long-Term Assets (in millions)	2018	2017
Income tax receivables	$21.5	$50.2
Vessel and equipment spare parts	13.1	12.7
Insurance related receivables	11.2	12.9
Deferred Charges and other	3.7	7.8
Capital construction fund - cash on deposit (see Note 7)	—	0.9
Total	$49.5	$84.5

Impairment of Terminal Joint Venture Investment:  The Company’s investment in its Terminal Joint Venture, a related party, is reviewed for impairment annually, or whenever there is evidence that fair value may be below its carrying cost.  No impairment was identified during the years ended December 31, 2018, 2017 and 2016.

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

The Company’s policy is to capitalize interest costs during the period the qualified assets are being readied for their intended use.  The amount of capitalized interest is calculated based on the amount of payments incurred related to the construction of these vessels using a weighted average interest rate.  The weighted average interest rate is determined using the Company’s average borrowings outstanding during the period.  Capitalized interest is included in vessel construction in progress in property and equipment in the Company’s Consolidated Balance Sheets (see Note 5).  During

the years ended December 31, 2018, 2017 and 2016, the Company capitalized $18.7 million, $7.5 million and $2.1 million of interest related to the construction of new vessels, respectively.

Deferred Dry-docking Costs:    U.S. flagged vessels must meet specified seaworthiness standards established by U.S. Coast Guard rules and classification society rules.  These standards require U.S. flagged vessels to undergo two dry-docking inspections within a five-year period, with a maximum of 36 months between them.  However, U.S. flagged vessels that are enrolled in the U.S. Coast Guard’s Underwater Survey in Lieu of Dry-docking (“UWILD”) program are allowed to have their Intermediate Survey dry-docking requirement met with a less costly underwater inspection.  Non-U.S. flag vessels are required to meet applicable classification society rules and their own Port State standards for seaworthiness, which also mandate vessels to undergo two dry-docking inspections every five years.

The Company is responsible for maintaining its vessels in compliance with U.S. and international standards.  As costs associated with dry-docking inspections provide future economic benefits to the Company through continued operation of the vessels, the costs are deferred and amortized until the next regulatory scheduled dry-docking, which is usually over a two to five-year period.  Amortization of deferred dry-docking costs are charged to operating expenses of the Ocean Transportation segment in the Consolidated Statements of Income and Comprehensive Income.  Routine vessel maintenance and repairs are charged to expense as incurred.

Goodwill and Intangible Assets:  Goodwill and intangible assets arise as a result of acquisitions made by the Company (see Notes 6 and 18).  Intangible assets consists of customer relationships which are being amortized using the straight-line method over the expected useful lives ranging from 3 to 21 years, and a trade name that has an indefinite life.

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

Long-lived Assets and Finite-lived Intangible Assets:  Long-lived assets and finite-lived intangible assets are grouped at the lowest level for which identifiable cash flows are available.  In evaluating impairment, the estimated future undiscounted cash flows generated by each of these asset groups is compared with the amount recorded for each asset group to determine if its carrying value is not recoverable.  If this review determines that the amount recorded will not be recovered, the amount recorded for the asset group is reduced to its estimated fair value.  No impairment charges of long-lived assets and finite-lived intangible assets were recorded for the years ended December 31, 2018, 2017 and 2016.

Indefinite-life Intangible Assets and Goodwill:  In estimating the fair value of a reporting unit, the Company uses a combination of a discounted cash flow model and fair value based on market multiples of earnings before interest, taxes, depreciation and amortization.  Based upon the Company’s evaluation of its indefinite-life intangible assets and goodwill for impairment, the Company determined that the fair value of each reporting unit exceeds book value.  No impairment charges of indefinite-life intangible assets and goodwill were recorded for the years ended December 31, 2018, 2017 and 2016.

Accruals and other liabilities:  Accruals and other liabilities consist of the following at December 31, 2018 and 2017:

	As of December 31,
Accruals and Other Liabilities (in millions)	2018	2017
Payroll and vacation related accruals	$25.7	$24.7
Employee incentives and other related accruals	19.5	17.4
Uninsured risks and related liabilities - short term	9.9	15.4
Deferred revenues	5.7	5.0
Interest on debt	5.1	5.4
Multi-employer withdrawal liabilities - short term (see Note 12)	10.8	4.1
Pension and post-retirement liabilities - short term (see Note 11)	3.0	3.0
Other short-term liabilities	2.2	5.4
Total	$81.9	$80.4

Other long-term liabilities:  Other long-term liabilities consist of the following at December 31, 2018 and 2017:

	As of December 31,
Other Long-Term Liabilities (in millions)	2018	2017
Pension and post-retirement liabilities (see Note 11)	$79.4	$75.1
Multi-employer withdrawal liability (see Note 12)	56.6	65.1
Uninsured risks and related liabilities	27.3	29.5
Other long-term liabilities	14.0	8.5
Total	$177.3	$178.2

Pension and Post-Retirement Plans:  The Company is a member of the Pacific Maritime Association (“PMA”) and the Hawaii Stevedoring Industry Committee, which negotiate multi-employer pension plans covering certain shoreside bargaining unit personnel.  The Company directly negotiates multi-employer pension plans covering other bargaining unit personnel.  Pension costs are accrued in accordance with contribution rates established by the PMA, the parties to a plan or the trustees of a plan.  Several trusteed, non-contributory, single-employer defined benefit plans and defined contribution plans cover substantially all other employees.

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

Uninsured Risks and Related Liabilities: The Company is uninsured for certain risks but when feasible, many risks are mitigated by insurance.  The Company purchases insurance with deductibles or self-insured retentions.  Such insurance includes, but is not limited to, employee health, workers’ compensation, marine liability, auto liability and physical damage to inland property, equipment and vessels.  For certain risks, the Company elects to not purchase insurance because of excessive cost of insurance or the perceived remoteness of the risk.  In addition, the Company retains all risk of loss that exceeds the limits of the Company’s insurance policies.

When estimating its reserves for uninsured risks and related liabilities, the Company considers a number of factors, including historical claims experience, demographic factors, current trends, and analyses provided by independent third-parties.  Periodically, management reviews its assumptions and estimates used to determine the adequacy of the Company’s reserves for uninsured risks and related liabilities.

Leases:  The Company recognizes operating lease expense on a straight-line basis over the lease term.  The Company’s operating leases are more fully described in Note 9.  The Company’s capital leases are de minimis and are included as part of the Company’s debt (see Note 8).

Recognition of Revenues and Expenses:    Revenue in the Company’s Consolidated Financial Statements is presented net of elimination of intercompany transactions.  The following is a description of the Company’s principal revenue generating activities by segment, and the Company’s revenue recognition policy for each activity for the periods presented:

	Year Ended December 31,
Ocean Transportation (in millions) (1)	2018	2017	2016
Ocean Transportation services	$1,599.3	$1,531.8	$1,504.5
Terminal and other related services	23.0	23.5	22.9
Fuel sales	12.2	9.9	7.5
Vessel management and related services	6.8	6.6	6.2
Total	$1,641.3	$1,571.8	$1,541.1

(1)

Ocean Transportation revenue transactions are primarily denominated in U.S. dollars except for less than 3 percent of Ocean Transportation services revenue and fuel sales revenue categories which are denominated in foreign currencies.

▪

Ocean Transportation services revenue is recognized ratably over the duration of a voyage based on the relative transit time completed in each reporting period.  Vessel operating costs and other ocean transportation operating costs, such as terminal operating overhead and general and administrative expenses, are charged to operating costs as incurred.

▪	Terminal and other related services revenue is recognized as the services are performed.
▪	Fuel sale revenue is recognized when the Company has completed delivery of the product to the customer in accordance with the terms and conditions of the contract.
▪	Vessel management and related services revenue is recognized in proportion to the services completed.

	Year Ended December 31,
Logistics (in millions) (1)	2018	2017	2016
Transportation Brokerage and Freight Forwarding services	$549.1	$445.1	$373.7
Warehouse and distribution services	19.1	17.5	19.7
Supply chain management and other services	13.3	12.5	7.1
Total	$581.5	$475.1	$400.5

(1)

Logistics revenue transactions are primarily denominated in U.S. dollars except for less than 3 percent of transportation brokerage and freight forwarding services revenue, and supply chain management and other services revenue categories which are denominated in foreign currencies.

▪

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

The Company generally invoices its customers at the commencement of the voyage or the transportation service being provided, or as other services are being performed.  Revenue is deferred when services are invoiced in advance to the customer.  The Company’s receivables are classified as short-term as collection terms are for periods of less than one year.  The Company expenses sales commissions and contract acquisition costs as incurred because the amounts are generally immaterial.  These expenses are included in selling, general and administration expenses in the Consolidated Statements of Income and Comprehensive Income.

Customer Concentration:  The Ocean Transportation segment serves customers in numerous industries and carries a wide variety of cargo, mitigating its dependence upon any single customer or single type of cargo.  In 2018, 2017 and 2016, the 10 largest Ocean Transportation customers accounted for approximately 24 percent, 23 percent and 24 percent of Ocean Transportation revenue, respectively.  None of these customers individually account for more than 10 percent of Ocean Transportation operating revenues.

The Logistics segment serves customers in numerous industries and geographical locations.  In 2018, 2017 and 2016, the 10 largest logistics customers accounted for approximately 23 percent, 19 percent and 22 percent of Logistics revenue, respectively.  None of these customers individually account for more than 10 percent of Logistics operating revenues.

Dividends: The Company recognizes dividends as a liability when approved by the Board of Directors.

Share-Based Compensation:  The Company records compensation expense for all share-based awards made to employees and directors.  The Company’s various stock-based compensation plans are more fully described in Note 15.

Income Taxes:    The Company makes certain estimates and judgments in determining income tax expense for Consolidated Financial Statement purposes.  These estimates and judgments are applied in the calculation of taxable income, tax credits, tax benefits and deductions, and in the calculation of certain deferred tax assets and liabilities, which arise from differences in the timing of recognition of revenue, costs and expenses for tax purposes.  Deferred tax assets and liabilities are adjusted to the extent necessary to reflect tax rates expected to be in effect when the temporary differences reverse.

The Company records a valuation allowance if, based on the weight of available evidence, management believes that it is more likely than not that some portion or all of a recorded deferred tax asset would not be realized in future periods.  Significant changes to these estimates may result in an increase or decrease to the Company’s income taxes in a subsequent period.  The Company’s income taxes are more fully described in Note 10.

Rounding:  Amounts in the Consolidated Financial Statements and Notes to the Consolidated Financial Statements are rounded to millions, except for per-share calculations and percentages which were determined based on amounts before rounding.  Accordingly, a recalculation of some per-share amounts and percentages, if based on the reported data, may be slightly different.

New Accounting Pronouncements:

Leases (Topic 842) (“ASU 2016-02”):  In February 2016, the Financial Accounting Standards Board (“FASB”) issued ASU 2016-02 which requires lessees to record operating and finance leases on their balance sheet and disclose information related to such arrangements.  ASU 2016-02 states that a lessee would recognize a lease liability for the lease payment obligation, and a right-of-use asset for the underlying leased asset for the period of the lease term.  For an operating lease, the recognition of lease expense in the income statement is expected to be similar to current practice.  The new standard is effective for interim and annual periods beginning on or after December 15, 2018.  A modified retrospective transition approach is required.

The Company will adopt ASU 2016-02 effective January 1, 2019 and plans to make the following elections:

•

Apply the transition requirements at the effective date of January 1, 2019, with the effects, if any, of initially applying ASU 2016-02 to be recognized as a cumulative-effect adjustment to retained earnings in the period of adoption;

•	The package of practical expedient permitted under the transition guidance which allows the historical lease classification and initial direct costs to be carried forward;
•	Elect the short-term lease exception which allows the Company to exclude leases with an initial term of one year or less from recognition;
•	Elect to separate non-lease components; and
•

Elect to use a portfolio approach in applying discount rates to leases based upon the lease terms in the following categories: (i) one to five years; (ii) six to ten years; (iii) eleven to fifteen years; and (iv) sixteen years and greater, regardless of the type of asset.

The Company plans to use its estimated incremental borrowing rate based on information available at the date of adoption in calculating the present value of its existing lease payments.  The incremental borrowing rate will be determined using the U.S. Treasury rate adjusted to account for the Company’s credit rating and the collateralized nature of operating leases.

The Company estimates that upon adoption, it will initially record a right-of-use asset of approximately $252.9 million, and a corresponding current and long-term lease liability of approximately $54.2 million and $206.4 million, respectively.  The Company will also record a cumulative-effect adjustment of approximately $5.9 million to increase beginning retained earnings at January 1, 2019, as a result of adopting ASU 2016-02.  The Company does not believe that the adoption of ASU 2016-02 will have any significant impact on the Company’s current earnings, liquidity or existing debt covenant requirements.  The Company’s finance leases and sub-lease income are nominal to the Company’s Consolidated Financial Statements.

Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”):  In June 2016, the FASB issued ASU 2016‑13 which amends the current approach to estimate credit losses on certain financial assets, including trade and other receivables, available-for-sale securities and other financial instruments.  ASU 2016‑13 requires entities to establish a valuation allowance for the expected lifetime losses of certain financial instruments.  Subsequent changes in the valuation allowance are recorded in current earnings and reversal of previous losses is permitted.  The new standard is effective for interim and annual periods beginning on or after December 15, 2019, and early adoption is permitted.  The Company is in the process of evaluating this new standard, but does not expect the adoption of ASU 2016‑13 to have a significant impact on the Company’s Consolidated Financial Statements.

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

Based upon this evaluation, the Company determined that the impact of adopting ASU 2014-09 was de minimis because the analysis of the Company’s contracts under ASU 2014-09 supports the recognition of revenue over time as the service is performed, which is consistent with the Company’s current revenue recognition accounting policy.  The majority of the Company’s contracts require the Company to provide ocean and logistics transportation services to its customers.  Such services are provided by the Company over a period of time, generally, when cargo is being delivered from source to destination point, or as the service is being performed.  These performance obligations are completed in a short period of time due to the nature of the services provided by the Company.  Under the new standard, revenues from the majority of the Company’s contracts will continue to be recognized over time as the customer simultaneously receives and consumes the benefit of these services as described in ASU 2014-09.

Income Statement – Reporting Comprehensive Income (Topic 220) (“ASU 2018-02”):  ASU 2018-02 allows a reclassification from accumulated other comprehensive income (loss) to retained earnings for the remeasurement tax effects resulting from the Tax Act.  The Company elected to early adopt ASU 2018-02 during the three months ended March 31, 2018, and recorded a reclassification adjustment of $6.0 million between accumulated other comprehensive income (loss) and retained earnings (see Note 13).

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

The Company adopted ASU 2017-07 during the three months ended March 31, 2018.  To conform prior year amounts to current period presentation as required by ASU 2017-07, the Company recorded retrospective adjustments and reclassified $2.1 million of income and $2.1 million of expense from costs and expenses, to other income (expense), net in the Consolidated Statement of Income and Comprehensive Income for the years ended December 31, 2017 and 2016, respectively.  There was no change to income before income taxes for all years presented as a result of adopting ASU 2017‑07.

Simplifying the Test for Goodwill Impairment (“ASU 2017-04”):  ASU 2017-04 simplifies the subsequent measurement of goodwill by eliminating step two from the goodwill impairment test.  The Company early adopted ASU 2017-04 during the three months ended December 31, 2018.  The adoption of this ASU had no impact on the Company’s Consolidated Financial Statements.

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

The Company consists of two reportable segments, Ocean Transportation and Logistics, which are further described in Note 1.  Reportable segments are measured based on operating income.  In arrangements where the customer purchases ocean transportation and logistics services, the revenues are allocated to each reportable segment based upon the contractual amounts for each type of service.  The Company’s Terminal Joint Venture segment has been aggregated into the Company’s Ocean Transportation segment due to the operations of the Terminal Joint Venture being an integral part of the Company’s Ocean Transportation business (see Note 4).  Included in the reportable segment information below are 52 weeks in the 2018 and 2017 fiscal years, and 53 weeks in the 2016 fiscal year.

The Company’s Ocean Transportation segment provides ocean transportation services to the Logistics segment, and the Logistics segment provides logistics services to the Ocean Transportation segment.  Accordingly, inter-segment revenue of $95.4 million, $81.3 million and $62.0 million for the years ended December 31, 2018, 2017 and 2016, respectively, have been eliminated from Logistics’ operating revenues due to the nature of how those services were performed.

Reportable segment financial information for the years ended December 31, 2018, 2017 and 2016, and identifiable asset segment information at December 31, 2018 and 2017, are as follows:

	Years Ended December 31,
(In millions)	2018	2017	2016
Operating Revenue:
Ocean Transportation	$1,641.3	$1,571.8	$1,541.1
Logistics	581.5	475.1	400.5
Total Operating Revenue	$2,222.8	$2,046.9	$1,941.6
Operating Income:
Ocean Transportation (1)	$131.1	$126.4	$144.5
Logistics (2)	32.7	20.9	12.2
Total Operating Income	163.8	147.3	156.7
Interest expense, net	(18.7)	(24.2)	(24.1)
Other income (expense), net	2.6	2.1	(2.1)
Income before Income Taxes	147.7	125.2	130.5
Income taxes (3)	(38.7)	105.8	(49.1)
Net Income (3)	$109.0	$231.0	$81.4

Capital Expenditures:
Ocean Transportation	$385.4	$305.3	$179.1
Logistics	15.8	1.7	0.3
Total Capital Expenditures	$401.2	$307.0	$179.4

Depreciation and Amortization:
Ocean Transportation	$87.0	$93.3	$92.6
Logistics	7.4	7.9	4.5
	94.4	101.2	97.1
Deferred dry-docking amortization - Ocean Transportation	37.4	46.2	38.9
Total Depreciation and Amortization	$131.8	$147.4	$136.0

(1)

Ocean Transportation segment information includes $36.8 million, $28.2 million, and $15.8 million of equity in income from the Company’s equity investment in SSAT for the years ended December 31, 2018, 2017, and 2016, respectively.

(2)	Logistics segment information includes the operations of Span Alaska acquired as of August 4, 2016.
(3)	Income taxes and net income were adjusted for an immaterial correction of an error for the year ended December 31, 2017 (see Note 2).

	As of December 31,
(In millions)	2018	2017
Identifiable Assets:
Ocean Transportation (1) (2)	$2,071.6	$1,941.5
Logistics	358.8	310.1
Total Assets (2)	$2,430.4	$2,251.6

(1)	The Ocean Transportation segment includes $87.0 million and $93.2 million related to the Company’s equity investment in SSAT as of December 31, 2018 and 2017, respectively.
(2)	Amounts as of December 31, 2017 have been adjusted for an immaterial correction of an error (see Note 2).

4.INVESTMENT IN TERMINAL JOINT VENTURE

The Company accounts for its 35 percent ownership interest in the Terminal Joint Venture using the equity method of accounting.  The Company records its share of income from the Terminal Joint Venture in costs and expenses within the Ocean Transportation segment due to operations of the Terminal Joint Venture being an integral part of the Company’s Ocean Transportation business.  The Company’s investment in the Terminal Joint Venture was $87.0 million and $93.2 million at December 31, 2018 and 2017, respectively.

The Company’s share of income recorded in the Consolidated Statements of Income and Comprehensive Income and dividends received by the Company during the years ended December 31, 2018, 2017 and 2016 are as follows:

	Years Ended December 31,
(In millions)	2018	2017	2016
Company's share of net income	$36.8	$28.2	$15.8
Distributions received	$42.0	$17.5	$—

The Company’s Ocean Transportation segment operating costs include $213.4 million, $181.3 million and $177.8 million for the years ended December 31, 2018, 2017 and 2016, respectively, for terminal services provided by SSAT.  Accounts payable and accrued liabilities in the Consolidated Balance Sheets include $59.2 million and $22.8 million for terminal services payable to SSAT at December 31, 2018 and 2017, respectively.

A summary of the condensed balance sheets of SSAT at December 31, 2018 and 2017 is as follows:

	As of December 31,
Condensed Balance Sheets (in millions)	2018	2017
Current assets	$310.4	$181.0
Non-current assets	152.1	161.8
Total Assets	$462.5	$342.8

Current liabilities	$71.0	$65.3
Non-current liabilities	156.2	23.8
Equity	235.3	253.7
Total Liabilities and Equity	$462.5	$342.8

A summary of the condensed statements of operating income and net income of SSAT for years ended December 31, 2018, 2017 and 2016 are as follows:

	Years Ended December 31,
Condensed Statements of Operating Income and Net Income (in millions)	2018	2017	2016
Operating revenue	$1,074.2	$933.5	$740.9
Operating costs and expenses	963.7	850.2	706.5
Operating income	110.5	83.3	34.4
Net Income (1)	$104.9	$80.9	$45.1

(1)Includes earnings from equity method investments held by SSAT less earnings allocated to non-controlling interests.

5.PROPERTY AND EQUIPMENT

Property and equipment at December 31, 2018 and 2017, and depreciation expense for the years ended December 31, 2018, 2017 and 2016 is as following:

	As of December 31, 2018			As of December 31, 2017
		Accumulated			Accumulated
(In millions)	Cost	Depreciation	Net Book Value	Cost	Depreciation	Net Book Value
Vessels	$1,489.2	847.1	$642.1	$1,433.6	$893.2	$540.4
Containers and equipment	513.6	362.9	150.7	543.0	349.0	194.0
Terminal facilities and other property	66.0	38.6	27.4	64.8	36.3	28.5
Vessel construction in progress	487.2	—	487.2	376.6	—	376.6
Other construction in progress	59.2	—	59.2	26.2	—	26.2
Total	$2,615.2	$1,248.6	$1,366.6	$2,444.2	$1,278.5	$1,165.7

	Years Ended December 31,
(In millions)	2018	2017	2016
Depreciation expense	$80.5	$86.7	$86.0

Vessel construction in progress represents progress payments for the construction of four new vessels, and other related costs.  During the year ended December 31, 2018, the construction of the first vessel was completed and the vessel was placed into service resulting in approximately $233.0 million, including $12.8 million of capitalized interest, transferred from Vessel construction in progress category to Vessels category within Property and Equipment.  As of December 31, 2018 and 2017, vessel construction in progress costs included capitalized interest of $16.3 million and $10.4 million, respectively.

Property and equipment includes assets subject to capital leases with a net book value of $0.1 million and $4.9 million, net of accumulated depreciation of $0.7 million and $3.8 million at December 31, 2018 and 2017, respectively.  Depreciation of assets subject to capital leases recorded in the Consolidated Statement of Income and Comprehensive Income was $0.5 million, $1.5 million and $1.2 million for the years ended December 31, 2018, 2017 and 2016, respectively.

6.GOODWILL AND INTANGIBLE ASSETS

Goodwill by segment as of December 31, 2018 and 2017 consist of the following:

	Ocean
(In millions)	Transportation	Logistics	Total
Goodwill	$222.6	$105.2	$327.8

Intangible assets by segment as of December 31, 2018 and 2017 consist of the following:

	As of December 31, 2018			As of December 31, 2017
	Gross	Accumulated		Gross	Accumulated
(In millions)	Amount	Amortization	Net Book Value	Amount	Amortization	Net Book Value
Ocean Transportation - Customer relationships	$140.6	$24.4	$116.2	$140.6	$17.8	$122.8
Logistics:
Customer relationships	90.1	19.6	70.5	90.1	15.0	75.1
Trade name	27.3	—	27.3	27.3	—	27.3
Total Logistics	117.4	19.6	97.8	117.4	15.0	102.4
Total	$258.0	$44.0	$214.0	$258.0	$32.8	$225.2

Ocean Transportation intangible assets of $140.6 million relates to customer relationships acquired as part of the acquisition of Horizon Lines, Inc. (“Horizon”) on May 29, 2015, and is being amortized over 21 years.  Logistics intangible assets include $79.3 million of customer relationships which are being amortized over 20 years, and $27.3 million of an indefinite life trade name, acquired as part of the Span Alaska Acquisition (see Note 18).  The remaining Logistics customer relationships of $10.8 million are being amortized over a period of up to 13 years.

Intangible assets related amortization expense for 2018, 2017, and 2016, is as follows:

	Years Ended December 31,
(In millions)	2018	2017	2016
Amortization expense	$11.2	$11.4	$9.1

As of December 31, 2018, estimated amortization expense related to customer relationships intangible assets during the next five years and thereafter are as follows:

Customer
Year (in millions)	Relationships
2019	$11.0
2020	11.0
2021	10.9
2022	10.7
2023	10.7
Thereafter	132.4
Total	$186.7

7.CAPITAL CONSTRUCTION FUND

The Company is party to an agreement with the U.S. Department of Transportation, Maritime Administration (“MARAD”) that established a Capital Construction Fund (“CCF”) program under provisions of the Merchant Marine Act of 1936, as amended (the “Merchant Marine Act”).  The CCF program was created to assist owners and operators of U.S. flag vessels in raising capital necessary for the modernization and expansion of the U.S. merchant marine fleet.  CCF funds may be used for the acquisition, construction, or reconstruction of vessels, and for repayment of existing vessel indebtedness through the deferment of federal income taxes on certain deposits of monies and other property placed into the CCF.  Qualified withdrawals from the CCF must be used for investment in vessels built in the U.S. and used between covered U.S. ports as described by the Merchant Marine Act, and for other qualifying expenditures (see Item 1 of Part 1 for additional information on Maritime Laws and the Jones Act).  Participants of the CCF must also meet certain U.S. citizenship requirements.

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

As of December 31, 2018 and 2017, $1.0 million and $134.8 million, respectively, of eligible accounts receivable were assigned to the CCF.  Due to the nature of the assignment of eligible accounts receivable into the CCF, such assigned amounts are classified as part of accounts receivable in the Consolidated Balance Sheets.  At December 31, 2017, the Company had $0.9 million on deposit in the CCF invested in a money market fund which is classified as other long-term assets in the Company’s Consolidated Balance Sheets.  The amount on deposit in the CCF at December 31, 2018 was nominal.

8.DEBT

At December 31, 2018 and 2017, the Company’s debt consisted of the following:

	As of December 31,
(In millions)	2018	2017
Private Placement Term Loans:
5.79%, payable through 2020	$10.5	$17.5
3.66%, payable through 2023	41.0	50.1
4.16%, payable through 2027	44.5	49.8
3.37%, payable through 2027	75.0	75.0
3.14%, payable through 2031	200.0	200.0
4.31%, payable through 2032	32.7	35.1
4.35%, payable through 2044	100.0	100.0
3.92%, payable through 2045	71.4	73.2
Title XI Bonds:
5.34%, payable through 2028	22.0	24.2
5.27%, payable through 2029	24.2	26.4
Revolving credit facility, maturity date of June 29, 2022	235.0	205.0
Capital leases	0.1	0.8
Total Debt	856.4	857.1
Less: Current portion	(42.1)	(30.8)
Total Long-term Debt	$814.3	$826.3

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

In December 2016, the Company issued $75 million of 11-year senior unsecured notes at an interest rate of 3.37 percent, payable semi-annual (the "Series A Notes").  The Series A Notes will begin to amortize in 2021, with principal payments of $5.8 million in 2021 and $11.5 million per year, paid semi-annually, from 2022 through 2027.

Title XI Bonds: In September 2003, the Company issued $55.0 million in U.S. Government guaranteed vessel finance bonds (Title XI) to partially finance the delivery of MV Manukai.  The secured bonds have a final maturity in

September 2028 with a coupon of 5.34 percent.  The bonds are amortized by semi-annual payments of $1.1 million plus interest.  In August 2004, the Company issued $55.0 million of U.S. Government guaranteed vessel finance bonds (Title XI) to partially finance the delivery of MV Maunawili.  The secured bonds have a final maturity in July 2029 with a coupon of 5.27 percent.  The bonds are amortized by semi-annual payments of $1.1 million plus interest.

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

Depending on the Company’s consolidated net leverage ratio, borrowings under the Credit Agreement bear interest at either LIBOR plus a margin of between 1.00 percent and 1.75 percent or the base rate plus a margin of between zero percent and 0.75 percent.  Letters of credit are subject to fees based on the Company’s consolidated net leverage ratio at a rate of between 1.00 percent and 1.75 percent.  The Company also pays a commitment fee of between 0.15 percent and 0.30 percent depending on the Company’s consolidated net leverage ratio.

As of December 31, 2018, the Company had $304.0 million of remaining availability under the Credit Agreement.  The Company used $7.9 million of the sub-limit for letters of credit outstanding as of December 31, 2018.  Based upon the Company’s consolidated net leverage ratio, the interest rate applicable to revolving credit facility borrowings was approximately 3.92 percent at December 31, 2018.

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
▪

Maximum Consolidated Leverage Ratio as of the end of any fiscal quarter is not permitted to exceed 3.25 to 1.0, subject to the Company’s election of specific exceptions in which the Maximum Consolidated Leverage Ratio is not permitted to exceed 3.75 to 1.0 for certain pre-defined periods as described in the Agreements;

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

Principal covenants generally will restrict the incurrence of liens except for permitted liens, which include, without limitation, liens securing Title XI Debt up to certain thresholds, as defined within the agreements.  The Company was in compliance with these covenants as of December 31, 2018.

Capital Leases:  The Company’s capital lease obligations represent leasing of containers and other equipment, and have been classified as current and long-term debt in the Company’s Consolidated Balance Sheets.

Debt Guarantees:  All of the Company’s debt as of December 31, 2018 was unsecured, except for $46.2 million in Title XI bonds, all of which are guaranteed by the Company’s significant subsidiaries.  All of the Company’s debt is fixed rate debt except for borrowings under the revolving credit facility.

Debt Maturities:  At December 31, 2018, debt maturities during the next five years and thereafter are as follows:

Year (in millions)	Total
2019	$42.1
2020	48.4
2021	54.2
2022	294.9
2023	59.9
Thereafter	356.9
Total debt	$856.4

9.LEASES

The Company has a variety of different types of operating leases, the specific terms and conditions of which vary from lease to lease.  Certain operating lease agreements include terms such as (i) renewal and early termination options; (ii) early buy-out and purchase options; and (iii) rent escalation clauses.  The lease agreements also include provisions for the maintenance of the leased asset and payment of lease related costs.  The Company reviews the specific terms and conditions of each lease and, as appropriate, notifies the lessor of any intent to exercise any option in accordance with the terms of the lease.  In the normal course of business, the Company expects to be able to renew or replace most of its operating leases by other similar leases as they expire.  Except for the vessel lease guaranty described below, the Company’s leases do not contain any residual value guarantees.  The lease type and estimated maximum terms of the Company’s operating leases are as following:

Lease Type:	Life
Real estate and terminal leases	65 years
Vessel charter leases	10 years
Operations equipment and other leases	8 years

Rent expense recorded in costs and expenses in the Consolidated Statements of Income and Comprehensive Income from operating leases and other non-lease agreements are as follows:

	Years Ended December 31,
(In millions)	2018	2017	2016
Real estate and terminal leases	$25.6	$26.4	$25.4
Vessel charter leases	21.4	21.4	16.4
Operations equipment and other leases	26.8	26.0	27.9
Other rent expense	68.1	54.9	49.9
Total	$141.9	$128.7	$119.6

Future minimum payments under operating lease agreements at December 31, 2018 are as follows:

Year (in millions)	Total
2019	$68.3
2020	59.2
2021	44.8
2022	34.7
2023	30.5
Thereafter	83.6
Total minimum lease payments	$321.1

Vessel Charter and Buyer-Lessor Guaranty

Vessel Charter:  On November 26, 2018, a wholly-owned subsidiary of the Company entered into agreements whereby a vessel, MV Maunalei, owned by the subsidiary, was sold for $106.0 million and subsequently leased back from the buyer-lessor under a Bareboat Charter Agreement (the “Charter”).  The transaction qualified for sale and leaseback treatment under ASC 840, Leases, with the Charter treated as an operating lease for accounting purposes.  Lease payments are approximately $3.0 million per quarter, and the base term of the Charter is five years with a two year end-of-term renewal option.  Total future minimum lease payments were $59.9 million at December 31, 2018, and are included in the future minimum payments table above.  The Company recorded a net deferred gain of $2.3 million related to this sale and leaseback during the year ended December 31, 2018, and is included in other long-term liabilities in the Consolidated Balance Sheet.

Prior to the expiration of the base term of the Charter, the subsidiary may, at its option, elect to: (i) purchase the vessel at the option price; (ii) exercise the option to renew the Charter for an additional two years; or (iii) remarket the vessel to sell to a third-party on behalf of the buyer-lessor.  The purchase option price is $68.9 million after the base term and $58.3 million after the extended term.  The Charter also includes a maximum residual value guarantee amount of $50.9 million after five years, or $47.7 million after the extended term.  Proceeds from the sale of the vessel reduces the subsidiary’s residual value guarantee.

Buyer-Lessor Guaranty:  Matson, Inc. provided the buyer-lessor with a guaranty of all obligations of the wholly-owned subsidiary related to the Charter as defined in the guaranty agreement.

10.INCOME TAXES

Income Taxes:  On December 22, 2017, the Tax Act was signed into law and included numerous changes in existing tax law, including a reduction in the federal corporate income tax rate from 35 percent to 21 percent.  The rate reduction and other changes took effect on January 1, 2018.  Other changes such as remeasurement of deferred tax assets and liabilities were effective as of the fourth quarter of 2017.  Also, on December 22, 2017, the Securities Exchange Commission (“SEC”) staff issued Staff Accounting Bulletin No. 118 (“SAB 118”), which provides guidance on accounting for the tax effects of the Tax Act.  SAB 118 provides a measurement period that should not extend beyond one year from the Tax Act enactment date for companies to complete the accounting under ASC 740.  As of December 31, 2018, the Company has completed its assessment of the impact of the Tax Act.

In connection with the Company’s analysis of the impact of the Tax Act, the Company recorded a net tax benefit of $154.0 million related to the remeasurement and other discrete adjustments to the Company’s deferred tax assets and liabilities during the year ended December 31, 2017.  In addition, the Company recorded a non-cash tax adjustment of $2.9 million that increased current income taxes during the year ended December 31, 2018.  This adjustment related to the application of an estimated 6.2 percent sequestration on alternative minimum tax (AMT) refunds for the years 2018 to 2021.  On January 19, 2019, the Internal Revenue Service issued new guidance indicating that sequestration would not apply to refundable AMT credits.  In accordance with this new guidance, the Company will record a non-cash adjustment of $2.9 million that will reduce current income taxes during the three months ending March 31, 2019.

Income taxes for the years ended December 31, 2018, 2017 and 2016 consisted of the following:

	Years Ended December 31,
(In millions)	2018	2017	2016
Current:
Federal	$2.4	$21.6	$10.5
State	2.1	2.2	(1.3)
Discrete adjustments related to the Tax Act (1)	2.9	—	—
Total	7.4	23.8	9.2
Deferred:
Deferred tax expense	31.3	24.4	39.9
Remeasurement and discrete adjustments related to the Tax Act (2)	—	(154.0)	—
Total	31.3	(129.6)	39.9
Total income taxes	$38.7	$(105.8)	$49.1

(1)

Current income taxes for the year ended December 31, 2018 includes a non-cash income tax expense of $2.9 million, which relates to discrete adjustments as a result of applying the provisions of the Tax Act.

(2)

Deferred income taxes for the year ended December 31, 2017 includes a non-cash income tax benefit of $154.0 million, which relates to the remeasurement of the Company’s deferred tax assets and liabilities and other discrete adjustments as a result of applying the provisions of the Tax Act.

Income taxes for the years ended December 31, 2018, 2017, and 2016, differs from amounts computed by applying the statutory federal rate to income before income taxes for the following reasons:

	Years Ended December 31,
	2018	2017	2016
Computed federal income tax expense	21.0%	35.0%	35.0%
State income tax	3.4%	2.6%	1.8%
Valuation allowance	(0.7)%	1.4%	0.3%
Foreign taxes	0.6%	0.1%	0.4%
Remeasurement and discrete adjustments related to the Tax Act (1)	2.0%	(123.0)%	—%
Share-based payments	0.1%	(1.4)%	—%
Other — net	(0.2)%	0.8%	0.1%
Effective income tax rate	26.2%	(84.5)%	37.6%

(1)

Effective income tax rate for the year ended December 31, 2018 and 2017 includes the impact of a non-cash income tax expense of $2.9 million, or 2.0 percent, and a non-cash income tax benefit of $154.0 million, or (123.0 percent), respectively, related to the remeasurement of the Company’s deferred assets and liabilities and other discrete adjustments as a result of applying the provisions of the Tax Act.

The tax effects of temporary differences that gave rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 2018 and 2017, were as follows:

	As of December 31,
(In millions)	2018	2017
Deferred tax assets:
Benefit plans	$45.6	$44.2
Federal net operating losses	15.2	21.6
Insurance reserves	5.6	6.8
State net operating losses	7.4	7.4
Foreign losses	5.1	6.6
U.S. State alternative minimum tax credits	5.9	4.2
Allowance for doubtful accounts	1.1	0.9
Other	1.8	1.9
Total deferred tax assets	87.7	93.6
Valuation allowance	(11.5)	(13.0)
Total deferred tax assets, net of valuation allowance	76.2	80.6

Deferred tax liabilities:
Basis differences for property and equipment	302.1	254.4
Lease financing	26.0	—
Capital Construction Fund	7.0	54.2
Intangibles	38.4	36.4
Deferred revenue	3.0	6.9
Terminal Joint Venture investment	11.4	9.6
Reserves	1.0	2.7
Total deferred tax liabilities	388.9	364.2
Deferred tax liability, net	$312.7	$283.6

The Company’s income taxes payable has been reduced by the tax benefits from share-based compensation.  The Company receives an income tax benefit for exercised stock options calculated as the difference between the fair market value of the stock issued at the time of exercise and the option exercise price, tax-effected.  The Company also receives an income tax benefit for non-vested stock when it vests, measured at the fair market value of the stock at the time of vesting, tax-effected.  The net tax benefits from share-based transactions were $2.2 million for 2016, and the portion of the tax benefit related to the excess of the amount reported as the tax deduction over expense was reflected as an increase to additional paid-in-capital in the 2016 Consolidated Statements of Shareholders’ Equity.

Valuation Allowance:  Valuation allowances recorded against the Company’s foreign income tax net operating losses (“NOLs”) and a portion of the state income tax NOLs were $11.5 million and $13.0 million as of December 31, 2018 and 2017, respectively.  The Company believes that it is more likely than not that the benefit from these amounts will not be realized.  The Company recorded adjustments to its valuation allowance of ($1.1) million, $1.7 million and $0.4 million during the years ended December 31, 2018, 2017 and 2016, respectively.

Net Operating Losses and Tax Credit Carryforwards:  The Company’s NOLs and tax credit carryforwards at December 31, 2018 and 2017, were as follows:

(In millions)	Expiration Date	2018	2017
U.S. Federal income tax NOLs	Various dates beginning in 2027	$74.5	$183.8
U.S. State income tax NOLs	Various dates beginning in 2032	$189.2	$192.3
Foreign income tax NOLs	No expiration date	$18.4	$23.7
U.S. State alternative minimum tax credit	No expiration date	$5.9	$4.2

The U.S. federal and state income tax NOLs in the Company’s filed income tax returns include unrecognized tax benefits.  The deferred tax assets recognized for those NOLs are presented net of these unrecognized tax benefits.  As a result of changes in tax legislation, the use of a portion of the Company’s domestic NOL and tax credit carryforwards may be limited in future periods.  Further, a portion of the federal and state income tax NOLs and tax credit carryforwards may expire before being applied to reduce future income tax liabilities.

Unrecognized Tax Benefits:  Total unrecognized benefits represent the amount that, if recognized, would favorably affect the Company’s incomes taxes and effective tax rate in future periods.  The Company does not expect a material change in gross unrecognized benefits in the next twelve months.  A reconciliation of the beginning and ending amount of gross unrecognized tax benefits is as follows:

Unrecognized Tax Benefits (in millions)	Amount
Balance at December 31, 2015	$22.1
Changes in tax positions of prior years, net	(1.1)
Reductions for lapse of statute of limitations	(0.6)
Balance at December 31, 2016	20.4
Changes in tax positions of prior years, net	1.1
Reductions for lapse of statute of limitations	(0.1)
Revaluation of unrecognized tax benefits due to the Tax Act (1)	(5.5)
Balance at December 31, 2017	15.9
Changes in tax positions of prior years, net	(0.3)
Reductions for lapse of statute of limitations	(0.5)
Balance at December 31, 2018	$15.1

(1)	Amount relates to the impact of applying the Tax Act during the year ended December 31, 2017.

Included in the balance of unrecognized tax benefits at December 31, 2018 are potential benefits of $13.7 million that, if recognized, would affect the Company’s income taxes and effective tax rate.  The Company recognizes potential accrued interest and penalties related to unrecognized tax benefits in income taxes.  To the extent interest and penalties are not ultimately assessed with respect to the settlement of uncertain tax positions, amounts accrued will be reduced and reflected as a reduction of the Company’s income taxes.  Interest accrued related to the balance of unrecognized tax benefits totaled $0.4 million and $0.5 million as of December 31, 2018 and 2017, respectively.

The Company is no longer subject to U.S. federal income tax audits for years before 2014.  The Company is routinely involved in state, local income and excise tax audits, and foreign tax audits.

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

The Company’s target and actual asset allocations at December 31, 2018 and 2017 were as follows:

Asset Categories	Target	2018	2017
Domestic equity securities	53%	57%	59%
International equity securities	15%	16%	17%
Debt securities	22%	19%	17%
Real estate	5%	7%	6%
Other and cash	5%	1%	1%
Total	100%	100%	100%

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

The expected return on plan assets is principally based on the Company’s historical returns combined with the Company’s long-term future expectations regarding asset class returns, the mix of plan assets, and inflation assumptions.  Actual return on plan assets for the periods presented are as follows:

Actual Return on Plan Assets	Returns
One-year return	(6.5)%
Three-year return	5.1%
Five-year return	3.8%
Long-term average return (since plan inception in 1989)	7.9%

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

The fair values of the Company’s pension plan assets at December 31, 2018 and 2017 by asset category, were as follows:

	Fair Value Measurements at December 31, 2018
		Quoted Prices in	Significant	Significant
		Active Markets	Observable	Unobservable
Asset Category (in millions)	Total	(Level 1)	Inputs (Level 2)	Inputs (Level 3)
Cash	$6.2	$6.2	$—	$—
Equity securities:
U.S. large-cap	50.6	24.9	25.7	—
U.S. mid- and small-cap	38.4	25.8	12.6	—
International large-cap	18.0	—	18.0	—
International small-cap	8.1	—	8.1	—
Fixed income securities:
U.S. Treasuries	8.0	—	8.0	—
Municipal bonds	0.1	—	0.1	—
Investment grade U.S. corporate bonds	20.8	—	20.8	—
High-yield U.S. corporate bonds	0.5	—	0.5	—
Other types of investments:
Real estate partnership interests	11.6	—	—	11.6
Total	$162.3	$56.9	$93.8	$11.6

	Fair Value Measurements at December 31, 2017
		Quoted Prices in	Significant	Significant
		Active Markets	Observable	Unobservable
Asset Category (in millions)	Total	(Level 1)	Inputs (Level 2)	Inputs (Level 3)
Cash	$6.6	$6.6	$—	$—
Equity securities:
U.S. large-cap	66.0	28.1	37.9	—
U.S. mid- and small-cap	42.6	28.3	14.3	—
International large-cap	21.6	—	21.6	—
International small-cap	9.5	—	9.5	—
Fixed income securities:
U.S. Treasuries	8.0	—	8.0	—
Municipal bonds	0.1	—	0.1	—
Investment grade U.S. corporate bonds	17.5	—	17.5	—
High-yield U.S. corporate bonds	3.6	—	3.6	—
Other types of investments:
Real estate partnership interests	11.1	—	—	11.1
Private equity partnership interests	0.1	—	—	0.1
Total	$186.7	$63.0	$112.5	$11.2

The table below presents a reconciliation of all pension plan investments measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the years ended December 31, 2018 and 2017:

	Fair Value Measurements Using Significant
	Unobservable Inputs (Level 3)
(In millions)	Real Estate	Private Equity	Total
Balance at December 31, 2016	$10.8	$0.1	$10.9
Actual return (loss) on plan assets:
Assets held at the reporting date	0.3	0.1	0.4
Assets sold during the period	0.5	(0.1)	0.4
Purchases, sales and settlements, net	(0.5)	—	(0.5)
Balance at December 31, 2017	11.1	0.1	11.2
Actual return (loss) on plan assets:
Assets held at the reporting date	0.5	0.5	1.0
Assets sold during the period	0.5	(0.4)	0.1
Purchases, sales and settlements, net	(0.5)	(0.2)	(0.7)
Balance at December 31, 2018	$11.6	$—	$11.6

Contributions to each of the qualified single-employer defined benefit pension plans are determined annually by the Company’s pension administrative committee, based upon the actuarially determined minimum required contribution under the Employee Retirement Income Security Act of 1974 (“ERISA”), as amended, the Pension Protection Act of 2006, and the maximum deductible contribution allowed for tax purposes.  In 2017 and 2016, the Company contributed $3.0 million and $7.5 million, respectively, in pension contributions in these plans.  There was no pension contribution to these plans in 2018.  The Company’s funding policy is to contribute cash to its pension plans so that it meets at least the minimum contribution requirements.

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

The status of the funded qualified defined benefit pension plans and the unfunded post-retirement benefit plans at December 31, 2018 and 2017 are shown below:

			Post-retirement
	Pension Benefits		Benefits
	December 31,		December 31,
(In millions)	2018	2017	2018	2017
Change in Benefit Obligation:
Benefit obligation at beginning of year	$232.1	$225.4	$27.7	$25.2
Service cost	4.4	4.0	0.6	0.5
Interest cost	8.6	9.7	1.0	1.1
Plan participants’ contributions	—	—	0.9	1.1
Plan settlements	—	(0.3)	—	—
Actuarial (gain) loss	(14.1)	13.9	(6.2)	1.9
Benefits paid, net of subsidies received	(12.0)	(18.9)	(1.8)	(2.1)
Expenses paid	(1.6)	(1.7)	—	—
Benefit obligation at end of year	217.4	232.1	22.2	27.7

Change in Plan Assets:
Fair value of plan assets at beginning of year	186.7	178.8	—	—
Actual return on plan assets	(10.9)	25.8	—	—
Plan participants’ contributions	—	—	0.9	1.1
Plan settlements	—	(0.3)	—	—
Employer contributions	—	3.0	0.9	1.0
Benefits paid, net of subsidies received	(12.0)	(18.9)	(1.8)	(2.1)
Expenses paid	(1.6)	(1.7)	—	—
Fair value of plan assets at end of year	162.2	186.7	—	—
Funded Status and Recognized Liability	$(55.2)	$(45.4)	$(22.2)	$(27.7)

Qualified pension and post-retirement benefits plans liabilities recognized in the Consolidated Balance Sheets and expenses recognized in accumulated other comprehensive income (loss) at December 31, 2018 and 2017 were as follows:

			Post-retirement
	Pension Benefits		Benefits
	December 31,		December 31,
(In millions)	2018	2017	2018	2017
Non-current assets	$0.8	$0.5	$—	$—
Current liabilities	—	—	(1.2)	(1.2)
Non-current liabilities, net	(56.0)	(45.9)	(21.0)	(26.5)
Total	$(55.2)	$(45.4)	$(22.2)	$(27.7)

Net loss, net of taxes	$(61.8)	$(46.9)	$(0.1)	$(4.6)
Prior service credit, net of taxes	6.0	6.3	21.8	20.2
Total	$(55.8)	$(40.6)	$21.7	$15.6

The information for qualified defined benefit pension plans with an accumulated benefit obligation in excess of plan assets at December 31, 2018 and 2017 is shown below:

(In millions)	2018	2017
Projected benefit obligation	$215.9	$229.9
Accumulated benefit obligation	$215.6	$229.6
Fair value of plan assets	$159.9	$184.7

The estimated net loss and prior service credit for the qualified pension plans that will be amortized from accumulated other comprehensive income (loss) is a net periodic cost of $2.2 million, net of tax, in 2019.  The estimated net loss and prior service credit for the post-retirement benefit plans that will be amortized from accumulated other comprehensive income (loss) is a net periodic benefit of $2.8 million, net of tax, in 2019.

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

Components of the net periodic benefit cost and other amounts recognized in other comprehensive income (loss) for the qualified pension plans and the post-retirement benefit plans during 2018, 2017, and 2016 were as follows:

	Pension Benefits			Post-retirement Benefits
	December 31,			December 31,
(In millions)	2018	2017	2016	2018	2017	2016
Components of Net Periodic Benefit Cost (Benefit):
Service cost	$4.4	$4.0	$3.9	$0.6	$0.5	$1.5
Interest cost	8.6	9.7	9.7	1.0	1.1	2.7
Expected return on plan assets	(13.5)	(13.5)	(13.4)	—	—	—
Amortization of net loss	4.6	5.1	5.5	1.5	1.2	1.2
Amortization of prior service credit	(2.3)	(2.3)	(2.3)	(3.8)	(3.8)	(1.4)
Net periodic benefit cost	$1.8	$3.0	$3.4	$(0.7)	$(1.0)	$4.0

Other Changes in Plan Assets and Benefit Obligations Recognized in Other Comprehensive Income, net of tax:
Net loss (gain)	$7.8	$0.8	$1.6	$(4.7)	$1.1	$1.2
New prior service cost (credit)	—	—	—	—	—	(23.4)
Amortization of net loss	(3.5)	(3.1)	(3.3)	(1.1)	(0.7)	(0.8)
Amortization of prior service credit	1.7	1.4	1.4	2.8	2.3	0.9
Total recognized in other comprehensive (income) loss	$6.0	$(0.9)	$(0.3)	$(3.0)	$2.7	$(22.1)
Total recognized in net periodic benefit cost and other comprehensive (income) loss	$7.8	$2.1	$3.1	$(3.7)	$1.7	$(18.1)

The weighted average assumptions used to determine benefit information during 2018, 2017, and 2016, were as follows:

	Pension Benefits			Post-retirement Benefits
	December 31,			December 31,
	2018	2017	2016	2018	2017	2016
Discount rate (1)	4.40%	3.80%	4.40%	4.50%	3.90%	4.60%
Expected return on plan assets	7.50%	7.75%	8.00%
Rate of compensation increase	3.00%	3.00%	3.00%	3.00%	3.00%	3.00%
Initial health care cost trend rate:
Pre-65 group				6.00%	6.30%	6.60%
Post-65 group				6.30%	6.80%	7.20%
Ultimate health care cost trend rate				4.40%	4.40%	4.40%
Year ultimate health care cost trend rate is reached:
Pre-65 group				2037	2037	2037
Post-65 group				2036	2036	2036

(1)	The Company derives a single equivalent rate utilizing a yield curve constructed from a portfolio of high-quality corporate bonds with various maturities.

If the assumed health care cost trend rate were increased or decreased one percentage point, the accumulated post-retirement benefit obligation, as of December 31, 2018, 2017, and 2016 and the net periodic post-retirement benefit cost for 2018, 2017 and 2016, would have increased or decreased as follows:

	Post-retirement Benefits
	One Percentage Point
	Increase			Decrease
(In millions)	2018	2017	2016	2018	2017	2016
Effect on total of service cost and interest cost components	$0.3	$0.3	$0.9	$(0.2)	$(0.2)	$(0.7)
Effect on post-retirement benefit obligation	$2.6	$4.0	$11.5	$(2.0)	$(3.0)	$(8.3)

Non-qualified Pension Plans:  The Company has non-qualified supplemental pension plans covering certain employees and retirees, which provide for incremental pension payments from the Company’s general funds so that total pension benefits would be substantially equal to amounts that would have been payable from the Company’s qualified pension plans if it were not for limitations imposed by income tax law.  A few employees and retirees receive additional supplemental pension benefits.  Non-qualified pension plan liabilities recognized in the Consolidated Balance Sheets and expenses recognized in accumulated other comprehensive income (loss) at December 31, 2018 and 2017 are as follows:

	Non-qualified
	Pension Benefits
	December 31,
(In millions)	2018	2017
Current liabilities	$(1.8)	$(1.8)
Non-current liabilities, net	(2.4)	(2.7)
Total	$(4.2)	$(4.5)

Net loss, net of taxes	$(0.4)	$(0.6)
Prior service credit, net of taxes	0.3	0.3
Total	$(0.1)	$(0.3)

Discount rates of 4.0 percent and 3.2 percent were used in determining the 2018 and 2017 non-qualified pension plan obligations, respectively.  The estimated net loss and prior service credit for the non-qualified pension plans that will be amortized from accumulated other comprehensive income (loss) in 2019 is nominal.

Estimated Benefit Payments:  The estimated future benefit payments for the next ten years as of December 31, 2018 were as follows:

		Non-qualified
	Pension	Pension	Post-retirement
Year (in millions)	Benefits	Benefits	Benefits (1)
2019	$13.2	$1.8	$1.2
2020	13.5	0.4	1.1
2021	13.8	—	1.2
2022	14.1	0.3	1.2
2023	14.5	1.8	1.2
2024-2028	75.0	0.1	5.8
Total	$144.1	$4.4	$11.7

(1)	Net of plan participants’ contributions and Medicare Part D subsidies.

Defined Contribution Plans:  The Company sponsors defined contribution plans that qualify under Sections 401(a) and 401(k) of the Internal Revenue Code.  The Company may make discretionary matching contributions equal to a specified percentage of each participant’s 401(k) contributions.  For the year ended December 31, 2018, the Company provided matching contributions of up to 3 percent of eligible employee compensation.  The Company’s matching contributions expensed in 2018, 2017 and 2016 was $2.4 million, $2.4 million and $2.1 million, respectively.

The Company may also provide a discretionary profit sharing contribution under the qualified defined contribution plans, to salaried, non-bargaining unit employees, if both a minimum threshold of Company performance is achieved and the Board has approved the profit sharing contribution.  For certain eligible employees, supplemental profit sharing contributions are credited under a non-qualified plan to be paid after separation from service from the Company’s general funds so that total profit sharing contributions would be substantially equal to amounts that would have been contributed to the Company’s qualified defined contribution plans if it were not for limitations imposed by income tax law.  Discretionary profit sharing contributions expensed in 2018 and 2017 were $1.4 million and $2.3 million, respectively.  There were no discretionary profit sharing contributions expensed in 2016.

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

The multi-employer pension plans are subject to the plan termination insurance provisions of ERISA and are paying premiums to the Pension Benefit Guaranty Corporation (“PBGC”).  The statutes provide that an employer who withdraws from, or significantly reduces its contribution obligation to, a multi-employer plan generally will be required to continue funding its proportional share of the plan’s unfunded vested benefits.  As of December 31, 2018, the Company’s estimated benefit plan withdrawal obligations were $244.2 million.  Except as described in Note 12, no withdrawal obligations have been recorded by the Company in the Consolidated Balance Sheets at December 31, 2018 and 2017, as the Company has no present intention of withdrawing from and does not anticipate termination of any of these plans.

Information regarding the Company’s participation in multi-employer pension plans is outlined in the table below.  The “EIN/Pension Plan Number” column provides the Employer Identification Number (“EIN”) and the three-digit plan number, if applicable.  Unless otherwise noted, the most recent Pension Protection Act zone status available in 2018 and 2017 is for the plan’s year-end at December 31, 2018 and 2017, respectively.  The zone status is based on information that the Company received from the plan and is certified by the plan’s actuary.  Among other factors, plans in the red zone are generally less than 65 percent funded, plans in the yellow zone are less than 80 percent funded, and plans in the green zone are at least 80 percent funded.  The funding improvement plan (“FIP”) or rehabilitation plan (“RP”) column indicates the status which is either pending or has been implemented.  The last column lists the expiration dates of the collective-bargaining agreements to which the plans are subject.

			Pension
			Protection Act
			Zone as of		FIP/RP Status		Contributions of Matson
	EIN/Pension		December 31,		Pending/	5%	(in millions)			Surcharge	Expiration
Pension Funds	Plan Number	Notes	2018	2017	Implemented	Contributor	2018	2017	2016	Imposed	Date (5)
American Radio Association Pension Fund	13-6161999-001		Green	Green	Implemented	Yes	$1.0	$1.0	$—	No	8/15/2021
Hawaii Terminals Multiemployer Pension Plan	20-0389370-001		Yellow	Yellow	Implemented	Yes	5.7	5.7	5.3	No	6/30/2019
Hawaii Stevedoring Multiemployer Retirement Plan	99-0314293-001		Yellow	Yellow	Implemented	Yes	4.3	3.8	3.5	No	6/30/2019
Master, Mates and Pilots Pension Plan	13-6372630-001		Green	Green	No	Yes	3.0	3.0	3.1	No	6/15/2027,
											6/15/2028
Masters, Mates and Pilots Adjustable Pension Plan	37-1719247-001		(1)	(1)	No	Yes	1.7	1.7	1.8	No	6/15/2027,
											6/15/2028
MEBA Pension Trust - Defined Benefit Plan	51-6029896-001	(2)	Green	Green	No	Yes	4.0	4.4	4.1	No	6/15/2022,
											6/15/2028
OCU Trust Pension Plan	26-1574440-001		Green	Green	No	No	0.2	0.2	0.2	No	6/30/2023
MFOW Supplementary Pension Plan	94-6201677-001		Green	Green	No	Yes	—	—	—	No	6/30/2021
SIU Pacific District Pension Plan	94-6061923-001		Green	Green	No	Yes	1.2	0.7	0.6	No	6/30/2021
Alaska Teamster - Employer Pension Plan	92-6003463-024	(3)	Red	Red	Implemented	Yes	1.9	2.4	2.6	Yes	6/30/2019,
											6/30/2020,
											6/30/2021
All Alaska Longshore Pension Plan	91-6085352-001	(3)	Green	Green	No	Yes	1.0	0.1	0.1	No	6/30/2020
Western Conference of Teamsters Pension Plan	91-6145047-001	(3)	Green	Green	No	No	1.4	1.3	1.3	No	3/31/2023
Western Conference of Teamsters Supplemental Benefit Trust	95-3746907-001	(3)	Green	Green	No	No	—	—	—	No	3/31/2023
OPEIU Local 153 Pension Plan	13-2864289-001	(3)	Red	Red	Implemented	No	0.1	0.1	0.1	No	11/09/2020
Seafarers Pension Trust	13-6100329-001	(3) (4)	Green	Green	No	No	—	—	—	No	6/30/2022
Total							$25.5	$24.4	$22.7

(1)	The Plan is not subject to the PPA funding requirements under IRS Section 432 as the Plan was not in effect on July 16, 2006.

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

(3)	Matson's contributions to these plans commenced after the acquisition of Horizon on May 29, 2015.
(4)

The Company does not make contributions directly to the Seafarers Pension Plan.  Instead, contributions are made to the Seafarers Health and Benefits Plan, and are subsequently re-allocated to the Seafarers Pension Plan at the discretion of the plan Trustee.

(5)	Represents the expiration date of the collective bargaining agreement.

The Company also contributes to multi-employer plans that provide post-retirement health and other benefits other than pensions under the terms of collective-bargaining agreements.  Benefits provided to active and retired employees and their eligible dependents under these plans include medical, dental, vision and prescription drug.  These plans are not subject to the PBGC plan termination and withdrawal liability provisions of ERISA applicable to multi-employer defined benefit pension plans.  Contributions to these multi-employer postretirement health and other benefits were $30.0 million, $27.0 million and $22.5 million in 2018, 2017 and 2016, respectively.

Multi-employer Defined Contribution Plans: The Company contributes to six multi-employer defined contribution pension plans.  These plans are not subject to the withdrawal liability provisions of ERISA or the PBGC applicable to multi-employer defined benefit pension plans.  Contributions made to these plans by the Company were $4.8 million, $5.0 million and $5.3 million in 2018, 2017 and 2016, respectively.

12.MULTI-EMPLOYER WITHDRAWAL LIABILITIES

Horizon ceased all of its operations in Puerto Rico during the first quarter of 2015, which resulted in a mass withdrawal from its multi-employer ILA-PRSSA pension fund.  The Company assumed this liability as part of the acquisition of Horizon on May 29, 2015.  The Company estimated the mass withdrawal liability based upon the required undiscounted quarterly payment of approximately $1.0 million to be paid to the ILA-PRSSA pension fund over a period which ends in March 2040, discounted to present value using the Company’s incremental borrowing rate.  Future estimated annual payments to be paid to the ILA-PRSSA pension fund as of December 31, 2018 were as follows:

Year (in millions)	Total
2019	$4.1
2020	4.1
2021	4.1
2022	4.1
2023	4.1
Thereafter	68.0
Total remaining future undiscounted payments due to the ILA-PRSSA pension fund	88.5
Less: amount representing interest	(27.8)
Present value of multi-employer withdrawal liability	60.7
Current portion of multi-employer withdrawal liability (see Note 2)	(4.1)
Long-term portion of multi-employer withdrawal liability (see Note 2)	$56.6

Furthermore, the Company assumed a partial withdrawal liability related to the Local 153 Fund of the OPEIU.  The partial withdrawal liability resulted from a decline in the number of contribution base units related to the Local 153 Fund caused by Horizon terminating all of its operations in Puerto Rico during the first quarter of 2015.  The Company included the estimated partial withdrawal liability of $6.7 million within accruals and other liabilities in the Consolidated Balance Sheet as of December 31, 2018, based upon the expected timing of the payment.  The same amount was included in long-term liabilities in the Consolidated Balance Sheet as of December 31, 2017.

13.ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

Changes in accumulated other comprehensive income (loss) by component, net of tax, are as follows:

			Non-		Accumulated
		Post-	Qualified		Other
	Pension	Retirement	Pension		Comprehensive
(In millions)	Benefits	Benefits	Benefits	Other	Income (Loss)
Balance at December 31, 2016	$(41.4)	$18.1	$(0.4)	$0.1	$(23.6)
Net gain in prior service costs	—	0.7	—	0.1	0.8
Amortization of prior service cost	(1.4)	(2.5)	(0.1)	—	(4.0)
Amortization of net loss (gain)	2.2	(0.7)	0.2	—	1.7
Other adjustments	—	—	—	0.2	0.2
Balance at December 31, 2017	(40.6)	15.6	(0.3)	0.4	(24.9)
Reclassification adjustment related to the Tax Act (1)	(9.2)	3.4	(0.2)	—	(6.0)
Amortization of prior service cost	(1.7)	(2.9)	(0.1)	—	(4.7)
Amortization of net loss (gain)	(4.3)	5.6	0.5	(0.7)	1.1
Balance at December 31, 2018	$(55.8)	$21.7	$(0.1)	$(0.3)	$(34.5)

(1)	Reclassification from accumulated other comprehensive income (loss) to retained earnings for the remeasurement tax effects resulting from applying the Tax Act in accordance with ASU 2018-02.

Other comprehensive income (loss) in the Consolidated Statements of Income and Comprehensive Income are shown net of tax benefit (expense) of $0.2 million, $(4.4) million and $(14.2) million for the years ended December 2018, 2017, and 2016, respectively.

14.EARNINGS PER-SHARE

Basic earnings per share are determined by dividing net income by the weighted-average common shares outstanding during the year.  The calculation of diluted earnings per share includes the dilutive effect of unexercised non-qualified stock options and non-vested stock units.  The computation of weighted average dilutive shares outstanding excluded a nominal amount of anti-dilutive non-qualified stock options for each of the years 2018, 2017, and 2016.

The denominator used to compute basic and diluted earnings per share for the years ended December 31, 2018, 2017 and 2016 are as follows:

	Year Ended December 31, 2018			Year Ended December 31, 2017			Year Ended December 31, 2016
		Weighted	Per		Weighted	Per		Weighted	Per
		Average	Common		Average	Common		Average	Common
	Net	Common	Share	Net	Common	Share	Net	Common	Share
(In millions, except per-share amounts)	Income	Shares	Amount	Income	Shares	Amount	Income	Shares	Amount
Basic:	$109.0	42.7	$2.55	$231.0	42.9	$5.38	$81.4	43.1	$1.89
Effect of Dilutive Securities:		0.3	(0.02)		0.3	(0.03)		0.4	(0.02)
Diluted:	$109.0	43.0	$2.53	$231.0	43.2	$5.35	$81.4	43.5	$1.87

15.SHARE-BASED AWARDS

The Company has share-based compensation plans which are described as follows:

2016 Incentive Compensation Plan: The 2016 Incentive Compensation Plan (the “2016 Plan”) serves as a successor to the 2007 Incentive Compensation Plan and all other predecessor plans.  No further grants will be made under the predecessor stock option plans.  Under the 2016 Plan, 2.5 million shares of common stock were reserved for issuance.  Shareholders approved the 2016 Plan at the 2016 Annual Meeting of Shareholders.

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

Automatic Grant Program — At each annual shareholder meeting, non-employee directors will receive an award of restricted stock units that entitle the holder to an equivalent number of shares of common stock upon vesting, under the automatic grant program.  Awards of restricted stock units granted under the program generally vest on the one-year anniversary of the grant date.

The shares of common stock authorized to be issued under the 2016 Plan may be drawn from shares of the Company’s authorized but unissued common stock or from shares of its common stock that the Company acquires, including shares purchased on the open market or in private transactions.

Share-based compensation expense and other information related to share-based awards for the years ended December 31, 2018, 2017 and 2016 are as follows:

	Years Ended December 31,
Share-based compensation expense, net of estimated forfeitures (in millions)	2018	2017	2016
Share-based compensation expense	$12.1	$11.1	$9.8
Intrinsic value of options exercised	$0.5	$0.7	$2.0
Tax benefit realized upon stock vesting	$2.7	$6.8	$5.9
Fair value of stock vested	$10.8	$17.3	$15.8

As of December 31, 2018, there was no unrecognized compensation cost related to non-vested stock options.  As of December 31, 2018, unrecognized compensation cost related to non-vested restricted stock units and performance-based equity awards were $11.6 million.  Unrecognized compensation cost is expected to be recognized over a weighted average period of approximately 1.7 years.

Activity in the Company’s stock option plans for the year ended December 31, 2018, was as follows (in thousands, except weighted average exercise price and weighted average contractual life):

		Weighted	Weighted
		Average	Average	Aggregate
	2007 Plan	Exercise	Contractual	Intrinsic
	Shares	Price	Life	Value
Outstanding at December 31, 2017	235	$21.54
Exercised	(39)	$20.18
Outstanding at December 31, 2018	196	$21.81	2.6	$1,998
Exercisable at December 31, 2018	196	$21.81	2.6	$1,998

The following table summarizes non-vested restricted stock unit activity through December 31, 2018, (in thousands, except weighted average grant-date fair value amounts):

	2007 Plan	2016 Plan	Total	Weighted
	Restricted	Restricted	Restricted	Average Grant-
	Stock Units	Stock Units	Stock Units	Date Fair Value
Outstanding at December 31, 2017	377	309	686	$36.41
Granted	—	384	384	$31.15
Settlement of Performance Shares (1)	60	—	60	$36.97
Vested	(268)	(78)	(346)	$36.24
Canceled	(5)	(20)	(25)	$34.49
Outstanding at December 31, 2018	164	595	759	$33.92

(1)	Represents 2015 Performance Shares paid out above target.

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

The Company uses Level 1 inputs for the fair values of its cash, cash equivalents and restricted cash, and Level 2 inputs for its capital construction fund – cash on deposit, and variable and fixed rate debt.  The fair values of cash, cash equivalents and restricted cash, and variable rate debt approximate their carrying values due to the nature of the instruments.  The fair value of fixed rate debt is calculated based upon interest rates available for debt with terms and maturities similar to the Company’s existing debt arrangements.

The carrying value and fair value of the Company’s financial instruments as of December 31, 2018 and 2017 are as follows:

			Quoted Prices in	Significant	Significant
	Total		Active Markets	Observable	Unobservable
	Carrying Value	Total	(Level 1)	Inputs (Level 2)	Inputs (Level 3)
(In millions)	December 31, 2018	Fair Value Measurements at December 31, 2018
Cash and cash equivalents	$19.6	$19.6	$19.6	$—	$—
Restricted cash	4.9	4.9	4.9	—	—
Variable rate debt	235.0	235.0	—	235.0	—
Fixed rate debt	621.4	584.5	—	584.5	—

(In millions)	December 31, 2017	Fair Value Measurements at December 31, 2017
Cash and cash equivalents	$19.8	$19.8	$19.8	$—	$—
CCF – cash on deposit	0.9	0.9	—	0.9	—
Variable rate debt	205.0	205.0	—	205.0	—
Fixed rate debt	652.1	651.4	—	651.4	—

17.COMMITMENTS AND CONTINGENCIES

Commitments and contractual obligations, excluding debt obligations (see Note 8), lease commitments (see Note 9), pension and post-retirement plan commitments, and multi-employer bargaining plan withdrawal obligations (see Note 11 and 12), are as follows as of December 31, 2018:

Commitments and Contractual Obligations (in millions)	Total
Standby letters of credit (1)	$7.9
Bonds (2)	$33.3
Vessel construction obligations (3)	$250.6
Vendor and other obligations (4)	$29.4

(1)	Standby letters of credit are required for the Company’s uninsured workers’ compensation and other insurance programs, and other needs.
(2)	Bonds are required for U.S. Customs and other related matters.
(3)	Vessel construction obligations represent remaining contractual obligations entered into for the construction of new vessels.
(4)

Vendor and other obligations include: (i) non-cancellable contractual capital project obligations (excluding vessel construction obligations); (ii) dry-docking related obligations; and (iii) other contractual obligations.

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

Total consideration paid by the Company on the Effective Date for the membership interests in Span Alaska including the repayment of Span Alaska’s debt and accrued interest, is as follows:

Consideration (in millions)	Total
Membership interests	$117.0
Span Alaska’s debt and accrued interest	81.9
Total	$198.9

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

The following table summarizes the final fair values assigned to Span Alaska’s assets acquired and liabilities assumed at the Effective Date:

Purchase Price Allocation (in millions)	Final
Cash and cash equivalents	$4.4
Accounts receivable	11.1
Prepaid and other current assets	0.9
Property and equipment	8.1
Intangibles – Customer relationships	79.3
Intangibles – Trade name	27.3
Other long-term assets	0.1
Accounts payable	(3.3)
Accruals and other current liabilities	(6.4)
Capital lease obligations	(1.2)
Span Alaska’s debt and accrued interest	(81.9)
Total identifiable assets less liabilities	38.4
Total consideration for membership interests	(117.0)
Goodwill	$78.6

The Company's Consolidated Statements of Income and Comprehensive Income for the year ended December 31, 2018, 2017 and 2016 include operating revenue of $66.5 million, $59.1 million and $22.8 million (after elimination of intercompany revenue), and operating income of $16.7 million, $12.8 million and $3.5 million, respectively, from Span Alaska’s operations.  One-time acquisition related costs of approximately $3.0 million incurred as a result of the Span Alaska acquisition, is included in selling, general and administrative costs in the Consolidated Statements of Income and Comprehensive Income for the year ended December 31, 2016.  One-time acquisition related costs incurred post December 31, 2016 were de minimis.

Pro Forma Financial Information (Unaudited):

The following unaudited pro forma financial information presents the combined operating results of the Company and Span Alaska, as if the Span Alaska acquisition had been completed at the beginning of the period presented below.  The unaudited pro forma financial information includes the accounting effects of the business combination, including the amortization of intangible assets, depreciation of property and equipment, and interest expense.  Unaudited pro forma operating revenue is presented after elimination of intercompany revenue.

The unaudited pro forma financial information is presented for informational purposes only and is not indicative of the result of operations that would have been achieved if the Span Alaska acquisitions had taken place at the beginning of the period presented, nor should it be taken as an indication of our future consolidated results of operations.

(In millions, except per-share amount)	Year Ended December 31, 2016
Pro Forma Combined:
Operating revenue	$1,974.2
Net income after income taxes	$86.0
Basic Earnings Per-Share:	$2.00
Diluted Earnings Per-Share:	$1.98
Weighted-Average Number of Shares Outstanding:
Basic	43.1
Diluted	43.5

19.QUARTERLY INFORMATION (Unaudited)

Segment results by quarter for 2018 and 2017 are as follows:

	Quarters in the Year Ended December 31, 2018
(In millions, except per-share amounts)	Q1	Q2	Q3	Q4
Operating Revenue:
Ocean Transportation	$379.3	$406.6	$437.3	$418.1
Logistics	132.1	150.5	152.1	146.8
Total Operating Revenue	$511.4	$557.1	$589.4	$564.9
Operating Income:
Ocean Transportation	$24.5	$36.5	$48.7	$21.4
Logistics	4.2	9.5	9.9	9.1
Total Operating Income	28.7	46.0	58.6	30.5
Interest expense, net	(5.0)	(5.0)	(4.4)	(4.3)
Other income (expense), net	0.8	0.4	0.7	0.7
Income before Income Taxes	24.5	41.4	54.9	26.9
Income Taxes	(10.3)	(8.8)	(13.3)	(6.3)
Net Income	$14.2	$32.6	$41.6	$20.6

Basic Earnings Per Share:	$0.33	$0.76	$0.97	$0.48
Diluted Earnings Per Share:	$0.33	$0.76	$0.97	$0.48

	Quarters in the Year Ended December 31, 2017
(In millions, except per-share amounts)	Q1	Q2	Q3	Q4 (1)
Operating Revenue:
Ocean Transportation	$370.0	$392.7	$419.2	$389.9
Logistics	104.4	119.8	124.7	126.2
Total Operating Revenue	$474.4	$512.5	$543.9	$516.1
Operating Income:
Ocean Transportation	$15.3	$40.0	$51.0	$20.1
Logistics	1.9	7.0	7.3	4.7
Total Operating Income	17.2	47.0	58.3	24.8
Interest expense, net	(6.3)	(6.3)	(6.2)	(5.4)
Other income (expense), net	(0.8)	(1.1)	3.5	0.5
Income before Income Taxes	10.1	39.6	55.6	19.9
Income Taxes	(3.1)	(15.6)	(21.5)	146.0
Net Income	$7.0	$24.0	$34.1	$165.9

Basic Earnings Per Share:	$0.16	$0.56	$0.79	$3.90
Diluted Earnings Per Share:	$0.16	$0.55	$0.79	$3.88

(1)	Income taxes, net income and per-share amounts were adjusted for an immaterial correction of an error in the quarter ended December 31, 2017 (see Note 2).

The following infrequent transactions impacted the Company’s quarterly segment results during the years ended December 31, 2018 and 2017:

	Quarters in the Year Ended December 31, 2018
(In millions)	Q1	Q2	Q3	Q4
Income taxes - Discrete adjustments related to the Tax Act (1)	$(3.3)	$0.2	$—	$0.2

(1)	Amounts relate to discrete adjustments as a result of applying the Tax Act during the year ended December 31, 2018.

	Quarters in the Year Ended December 31, 2017
(In millions)	Q1	Q2	Q3	Q4
Income taxes - Remeasurement and discrete adjustments related to the Tax Act (2)	$—	$—	$—	$154.0

(2)	Amount relates to the remeasurement of the Company’s deferred assets and liabilities, and other discrete adjustments as a result of applying the Tax Act during the year ended December 31, 2017.

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

Internal Control over Financial Reporting

See page 39 for management’s annual report on internal control over financial reporting, which is incorporated herein by reference.

See page 40 for the attestation report of the independent registered public accounting firm on the Company’s internal control over financial reporting, which is incorporated herein by reference.

There have not been any changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the Company’s fiscal fourth quarter ended December 31, 2018, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B.  OTHER INFORMATION

None.

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

A.Directors

The information about the Directors of Matson required under this item will be included under the section captioned “Election of Directors” in Matson’s Proxy Statement for the 2019 Annual Meeting of Shareholders to be filed with the SEC within 120 days of the fiscal year ended December 31, 2018 (“Matson’s 2019 Proxy Statement”), which section is incorporated herein by reference.

B.Executive Officers

The information about the executive officers of Matson required under this item will be included under the subsection captioned “Executive Officers” in Matson’s 2019 Proxy Statement, which subsection is incorporated herein by reference.

C.Corporate Governance

The information about the Audit Committee of the Matson Board of Directors and compliance with Section 16(a) of the Exchange Act, will be included under the subsections captioned “Board of Directors and Committees of Board” and “Section 16(a) Beneficial Ownership Reporting Compliance” in Matson’s 2019 Proxy Statement, which subsections are incorporated herein by reference.

D.Code of Ethics

The information about Matson’s Code of Ethics required under this item will be included under the subsection captioned “Code of Ethics” in Matson’s 2019 Proxy Statement, which subsection is incorporated herein by reference.

ITEM 11.  EXECUTIVE COMPENSATION

The information required under this item will be included under the section captioned “Executive Compensation” and the subsections captioned “Compensation of Directors” and “Pay Risk Assessment” in Matson’s 2019 Proxy Statement, which section and subsections are incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required under this item will be included under the section captioned “Security Ownership of Certain Shareholders” and the subsections captioned “Security Ownership of Directors and Executive Officers” in Matson’s 2019 Proxy Statement, which section and subsections are incorporated herein by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required under this item will be included in the section captioned “Election of Directors” and the subsection captioned “Certain Relationships and Transactions” in Matson’s 2019 Proxy Statement, which section and subsection are incorporated herein by reference.

ITEM 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES

The information concerning principal accountant fees and services required under this item will be included under the sections captioned “Audit Committee Report” and “Ratification of Appointment of Independent Registered Public Accounting Firm” in Matson’s 2019 Proxy Statement, which sections are incorporated herein by reference.

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

At December 31, 2018, the Company’s investment in the Terminal Joint Venture, SSAT, exceeded the 10.0 percent and 20.0 percent thresholds in at least one of the tests under Rule 3-09 and Rule 4-08(g) of Regulation S-X, and as such the audited financial statements of the Terminal Joint Venture are required to be filed as financial statement schedules herein within 90 days of SSAT’s fiscal year end, which is January 31.  Accordingly, the financial statements of the Terminal Joint Venture will be filed via an amendment to this Annual Report on Form 10-K on or before May 1, 2019.

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

10.1

Amended and Restated Credit Agreement among Matson, Inc., Bank of America, N.A., as the Agent, and the lenders thereto, dated as of June 29, 2017 (incorporated by reference to Exhibit 10.1 of Matson’s Form 8-K dated June 29, 2017).

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

10.12

Amended and Restated Limited Liability Company Agreement of SSA Terminals, LLC by and between SSA Ventures, Inc. and Matson Ventures, Inc., dated as of April 24, 2002 (certain portions of this exhibit have been omitted pursuant to a confidential treatment request submitted to the Commission) (incorporated by reference to Exhibit 10.1 of Matson’s Form 10-Q for the quarter ended June 30, 2012).

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

10.27*	Form of Anti-Dilution Adjustment Amendment to Restricted Stock Unit Award Agreements (incorporated by reference to Exhibit 99.10 of Matson’s Form S-8 dated October 26, 2012).

10.28*	Form of Anti-Dilution Adjustment Amendment to Stock Option Agreements (incorporated by reference to Exhibit 99.11 of Matson’s Form S-8 dated October 26, 2012).

10.29*	Form of Stock Option Assumption Agreement (incorporated by reference to Exhibit 99.4 of Post‑Effective Amendment No. 2 to Alexander & Baldwin, Inc.’s Form S-8 dated June 6, 2012).

10.30*	Special Form of Stock Option Assumption Agreement (incorporated by reference to Exhibit 99.6 of Post‑Effective Amendment No. 2 to Alexander & Baldwin, Inc.’s Form S-8 dated June 6, 2012).

10.31*	Matson, Inc. Deferred Compensation Plan for Outside Directors (incorporated by reference to Exhibit 10.34 of Matson’s Form 10-K for the year ended December 31, 2012).

10.32*	Matson, Inc. Excess Benefits Plan, amended and restated effective August 27, 2014 (incorporated by reference to Exhibit 10.1 of Matson’s Form 8-K dated August 28, 2014).

10.33*,**	Matson, Inc. Executive Survivor/Retirement Benefit Plan (formerly known as the Alexander & Baldwin, Inc. Executive Survivor/Retirement Benefit Plan), amended and restated effective June 29, 2012.

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

10.37*	Form of Letter Agreement entered into with certain executive officers (incorporated by reference to Exhibit 10.45 of Matson’s Form 10-K for the year ended December 31, 2012).

10.38*	Schedule identifying executive officers who have entered into Form of Letter Agreement (incorporated by reference to Exhibit 10.42 of Matson’s Form 10-K for the year ended December 31, 2014).

10.39*	Form of Letter Agreement entered into with executive officer (incorporated by reference to Exhibit 10.1 of Matson’s Form 8-K dated October 24, 2014).

10.40*	Letter Agreement Counter Party (incorporated by reference to Exhibit 10.2 of Matson’s Form 8‑K dated October 24, 2014).

10.41*	Form of Letter Agreement entered into with executive officer (incorporated by reference to Exhibit 10.1 of Matson’s Form 8-K dated April 6, 2015).

10.42*	Letter Agreement Counter Parties (incorporated by reference to Exhibit 10.2 of Matson’s Form 8-K dated April 6, 2015).

10.43*	Form of Letter Agreement entered into with an officer (incorporated by reference to Exhibit 10.1 of Matson’s Form 8-K dated May 1, 2018).

10.44*	Letter Agreement Counter Parties (incorporated by reference to Exhibit 10.2 of Matson’s Form 8-K dated May 1, 2018).

10.45*	Matson, Inc. Executive Severance Plan (incorporated by reference to Exhibit 10.47 of Matson’s Form 10-K for the year ended December 31, 2012).

10.46*	Matson, Inc. Cash Incentive Plan (incorporated by reference to Exhibit 10.49 of Matson’s Form 10-K for the year ended December 31, 2012).

10.47*	Matson, Inc. Deferred Compensation Plan (incorporated by reference to Exhibit 10.51 of Matson’s Form 10-K for the year ended December 31, 2012).

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

10.56*	Matson, Inc. 2016 Incentive Compensation Plan, amended as of October 25, 2017 (incorporated by reference to Exhibit 10.56 of Matson’s Form 10-K for the year ended December 31, 2017).

10.57*	Amended and Restated Matson, Inc. Cash Incentive Plan, effective January 1, 2016 (incorporated by reference to Exhibit 10.63 of Matson’s Form 10-K for the year ended December 31, 2016).

10.58*

Form of 2016 Plan Restricted Stock Unit Award Agreement for Non-Employee Directors (No Deferral) (incorporated by reference to Exhibit 10.64 of Matson’s Form 10-K for the year ended December 31, 2016).

10.59*

Form of 2016 Plan Restricted Stock Unit Award Agreement for Non-Employee Directors (Deferral Election) (incorporated by reference to Exhibit 10.65 of Matson’s Form 10-K for the year ended December 31, 2016).

10.60*	Form of 2016 Plan Time-Based Restricted Stock Unit Agreement for Non-Executive Employees (incorporated by reference to Exhibit 10.60 of Matson’s Form 10-K for the year ended December 31, 2017).

10.61*	Form of 2016 Plan Time-Based Restricted Stock Unit Agreement for Executive Employees (incorporated by reference to Exhibit 10.61 of Matson’s Form 10-K for the year ended December 31, 2017).

10.62*	Form of 2016 Plan Performance Share Award Agreement for Non-Executive Employees (incorporated by reference to Exhibit 10.62 of Matson’s Form 10-K for the year ended December 31, 2017).

10.63*	Form of 2016 Plan Performance Share Award Agreement for Executive Employees (incorporated by reference to Exhibit 10.63 of Matson’s Form 10-K for the year ended December 31, 2017).

10.64*	Form of Notice of 2016 Plan Performance Share Award Grant for Non-Executive Employees (incorporated by reference to Exhibit 10.70 of Matson’s Form 10-K for the year ended December 31, 2016).

10.65*	Form of Notice of 2016 Plan Performance Share Award Grant for Executive Employees (incorporated by reference to Exhibit 10.71 of Matson’s Form 10-K for the year ended December 31, 2016).

10.66*	Form of Notice of 2016 Time-Based Restricted Stock Unit Award Grant for Non-Executive Employees (incorporated by reference to Exhibit 10.72 of Matson’s Form 10-K for the year ended December 31, 2016).

10.67*	Form of Notice of 2016 Time-Based Restricted Stock Unit Award Grant for Executive Employees (incorporated by reference to Exhibit 10.73 of Matson’s Form 10-K for the year ended December 31, 2016).

10.68*	Addendum to Award Agreements for Outstanding Equity Awards, effective as of October 25, 2017 (incorporated by reference to Exhibit 10.68 of Matson’s Form 10-K for the year ended December 31, 2017)

21**	Matson, Inc. Subsidiaries as of February 15, 2019.

23**	Consent of Deloitte & Touche, LLP dated March 4, 2019.

31.1**	Certification of Chief Executive Officer, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2**	Certification of Chief Financial Officer, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32***	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS**	XBRL Instance Document
101.SCH**	XBRL Taxonomy Extension Schema Document
101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB**	XBRL Taxonomy Extension Label Linkbase Document
101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document

*            Indicates management contract or compensatory plan or arrangement.

**          Filed herewith.

***        Furnished herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MATSON, INC.
(Registrant)

Date: March 4, 2019	/s/ Matthew J. Cox
Matthew J. Cox
Chairman and
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Matthew J. Cox	Chairman and Chief Executive Officer	March 4, 2019
Matthew J. Cox

/s/ W. Blake Baird	Director	March 4, 2019
W. Blake Baird

/s/ Michael J. Chun	Director	March 4, 2019
Michael J. Chun

/s/ Thomas B. Fargo	Director	March 4, 2019
Thomas B. Fargo

/s/ Mark H. Fukunaga	Director	March 4, 2019
Mark H. Fukunaga

/s/ Stanley M. Kuriyama	Director	March 4, 2019
Stanley M. Kuriyama

/s/ Constance H. Lau	Director	March 4, 2019
Constance H. Lau

/s/ Joel M. Wine	Senior Vice President and Chief Financial Officer	March 4, 2019
Joel M. Wine

/s/ Kevin L. Stuck	Vice President and Controller (principal accounting officer)	March 4, 2019
Kevin L. Stuck

*****