Form 10-Q
period 2019-03-31
Matson, Inc.
filed 2019-05-09
CIK 3453

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2019

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, without par value	MATX	New York Stock Exchange

Number of shares of common stock outstanding as of March 31, 2019: 42,826,363

MATSON, INC. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

MATSON, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Income and Comprehensive Income

(Unaudited)

	Three Months Ended
	March 31,
(In millions, except per share amounts)	2019	2018
Operating Revenue:
Ocean Transportation	$397.9	$379.3
Logistics	134.5	132.1
Total Operating Revenue	532.4	511.4

Costs and Expenses:
Operating costs	(467.1)	(439.3)
Equity in income of Terminal Joint Venture	8.5	10.5
Selling, general and administrative	(56.3)	(53.9)
Total Costs and Expenses	(514.9)	(482.7)

Operating Income	17.5	28.7
Interest expense	(4.6)	(5.0)
Other income (expense), net	0.6	0.8
Income before Income Taxes	13.5	24.5
Income taxes	(1.0)	(10.3)
Net Income	$12.5	$14.2

Other Comprehensive Income (Loss), Net of Income Taxes:
Net Income	$12.5	$14.2
Other Comprehensive Income (Loss):
Amortization of prior service cost	(1.1)	(1.3)
Amortization of net loss	0.9	1.3
Other adjustments	—	0.2
Total Other Comprehensive Income (Loss)	(0.2)	0.2
Comprehensive Income	$12.3	$14.4

Basic Earnings Per Share:	$0.29	$0.33
Diluted Earnings Per Share:	$0.29	$0.33

Weighted Average Number of Shares Outstanding:
Basic	42.8	42.6
Diluted	43.1	42.9

See Notes to Condensed Consolidated Financial Statements.

MATSON, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(Unaudited)

	March 31,	December 31,
(In millions)	2019	2018
ASSETS
Current Assets:
Cash and cash equivalents	$15.4	$19.6
Accounts receivable, net	217.9	223.7
Prepaid expenses and other assets	73.3	75.1
Total current assets	306.6	318.4
Long-term Assets:
Investment in Terminal Joint Venture	91.3	87.0
Property and equipment, net	1,386.2	1,366.6
Operating lease right of use assets	243.3	—
Goodwill	327.8	327.8
Intangible assets, net	211.2	214.0
Deferred dry-docking costs, net	60.2	67.1
Other long-term assets	50.2	49.5
Total long-term assets	2,370.2	2,112.0
Total Assets	$2,676.8	$2,430.4

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Current portion of debt	$45.2	$42.1
Accounts payable	232.4	246.8
Operating lease liabilities	54.3	—
Accruals and other liabilities	79.2	81.9
Total current liabilities	411.1	370.8
Long-term Liabilities:
Long-term debt	822.9	814.3
Long-term operating lease liabilities	196.7	—
Deferred income taxes	317.9	312.7
Other long-term liabilities	165.2	177.3
Total long-term liabilities	1,502.7	1,304.3
Commitments and Contingencies (Note 2)
Shareholders’ Equity:
Common stock	32.1	32.0
Additional paid in capital	297.8	297.8
Accumulated other comprehensive loss, net	(34.7)	(34.5)
Retained earnings	467.8	460.0
Total shareholders’ equity	763.0	755.3
Total Liabilities and Shareholders’ Equity	$2,676.8	$2,430.4

See Notes to Condensed Consolidated Financial Statements.

MATSON, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Three Months Ended March 31,
(In millions)	2019	2018
Cash Flows From Operating Activities:
Net income	$12.5	$14.2
Reconciling adjustments:
Depreciation and amortization	23.3	23.6
Non-cash operating lease expense	16.7	—
Deferred income taxes	3.8	6.4
Share-based compensation expense	3.2	2.7
Equity in income of Terminal Joint Venture	(8.5)	(10.5)
Distribution from Terminal Joint Venture	4.2	7.0
Other	(0.6)	(0.6)
Changes in assets and liabilities:
Accounts receivable, net	5.8	(14.5)
Deferred dry-docking payments	(3.2)	(4.6)
Deferred dry-docking amortization	8.1	9.2
Prepaid expenses and other assets	4.8	8.2
Accounts payable, accruals and other liabilities	(20.4)	(11.0)
Operating lease liabilities	(16.7)	—
Other long-term liabilities	0.4	(0.2)
Net cash provided by operating activities	33.4	29.9

Cash Flows From Investing Activities:
Capitalized vessel construction expenditures	(20.9)	(57.7)
Other capital expenditures	(13.5)	(13.1)
Proceeds from disposal of property and equipment	1.2	1.0
Cash deposits into Capital Construction Fund	(13.4)	(53.5)
Withdrawals from Capital Construction Fund	13.4	53.5
Net cash used in investing activities	(33.2)	(69.8)

Cash Flows From Financing Activities:
Repayments of debt and capital leases	(8.2)	(2.5)
Proceeds from revolving credit facility	107.8	117.4
Repayments of revolving credit facility	(87.8)	(68.4)
Proceeds from issuance of capital stock	—	0.2
Dividends paid	(9.1)	(8.7)
Tax withholding related to net share settlements of restricted stock units	(3.1)	(4.2)
Net cash (used in) provided by financing activities	(0.4)	33.8

Net Decrease in Cash, Cash Equivalents and Restricted Cash	(0.2)	(6.1)
Cash, Cash Equivalents and Restricted Cash, Beginning of the Period	24.5	19.8
Cash, Cash Equivalents and Restricted Cash, End of the Period	$24.3	$13.7

Reconciliation of Cash, Cash Equivalents, and Restricted Cash, at End of the Period:
Cash and Cash Equivalents	$15.4	$13.7
Restricted Cash	8.9	—
Total Cash, Cash Equivalents and Restricted Cash, End of the Period	$24.3	$13.7

Supplemental Cash Flow Information:
Interest paid, net of capitalized interest	$4.8	$5.3
Income tax paid, net of income tax refunds	$(5.4)	$0.2

Non-cash Information:
Capital expenditures included in accounts payable, accruals and other liabilities	$5.5	$0.7

See Notes to Condensed Consolidated Financial Statements.

MATSON, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Shareholders’ Equity

(Unaudited)

				Accumulated
	Common Stock		Additional	Other
		Stated	Paid In	Comprehensive	Retained
(In millions, except per share amounts)	Shares	Value	Capital	Income (Loss)	Earnings	Total
Balance at December 31, 2018	42.7	$32.0	$297.8	$(34.5)	$460.0	$755.3
Adjustment related to the adoption of new lease accounting standard (see Note 7)	—	—	—	—	4.4	4.4
Net income	—	—	—	—	12.5	12.5
Other comprehensive loss, net of tax	—	—	—	(0.2)	—	(0.2)
Share-based compensation	—	—	3.2	—	—	3.2
Shares issued, net of shares withheld for employee taxes	0.1	0.1	(3.2)	—	—	(3.1)
Dividends ($0.21 per share)	—	—	—	—	(9.1)	(9.1)
Balance at March 31, 2019	42.8	$32.1	$297.8	$(34.7)	$467.8	$763.0

				Accumulated
	Common Stock		Additional	Other
		Stated	Paid In	Comprehensive	Retained
(In millions, except per share amounts)	Shares	Value	Capital	Income (Loss)	Earnings	Total
Balance at December 31, 2017	42.5	$31.9	$289.7	$(24.9)	$380.5	$677.2
Reclassification resulting from adoption of new accounting pronouncement	—	—	—	(6.0)	6.0	—
Net income	—	—	—	—	14.2	14.2
Other comprehensive income, net of tax	—	—	—	0.2	—	0.2
Share-based compensation	—	—	2.7	—	—	2.7
Shares issued, net of shares withheld for employee taxes	0.2	0.1	(4.3)	—	—	(4.2)
Dividends ($0.20 per share)	—	—	—	—	(8.7)	(8.7)
Balance at March 31, 2018	42.7	$32.0	$288.1	$(30.7)	$392.0	$681.4

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

Matson has a 35 percent ownership interest in SSA Terminals, LLC (“SSAT”), a joint venture between Matson Ventures, Inc., a wholly-owned subsidiary of MatNav, and SSA Ventures, Inc., a subsidiary of Carrix, Inc.  SSAT provides terminal and stevedoring services to various carriers at eight terminal facilities on the U.S. West Coast, including four facilities which are used by MatNav (“Terminal Joint Venture”).  Matson records its share of net income from SSAT in costs and expenses in the Condensed Consolidated Statements of Income and Comprehensive Income, and within the Ocean Transportation segment due to the nature of SSAT’s operations.

Logistics:  Matson’s Logistics business is conducted through Matson Logistics, Inc. (“Matson Logistics”), a wholly-owned subsidiary of MatNav.  Established in 1987, Matson Logistics is an asset-light business that provides a variety of logistic services to its customers including: (i) multimodal transportation brokerage of domestic and international rail intermodal service, long-haul and regional highway trucking services, specialized hauling, flat-bed and project services, less-than-truckload services, and expedited freight services (collectively “Transportation Brokerage” services); (ii) less-than-container load (“LCL”) consolidation and freight forwarding services (collectively “Freight Forwarding” services); (iii) warehousing and distribution services; and (iv) supply chain management, non-vessel operating common carrier (NVOCC) freight forwarding and other services.

2.          SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation:  The Condensed Consolidated Financial Statements are unaudited, and include the accounts of Matson and all wholly-owned subsidiaries, after elimination of intercompany amounts and transactions.  Significant investments in businesses, partnerships, and limited liability companies in which the Company does not have a controlling financial interest, but has the ability to exercise significant influence, are accounted for under the equity method.  A controlling financial interest is one in which the Company has a majority voting interest or one in which the Company is the primary beneficiary of a variable interest entity.  The Company accounts for its investment in the Terminal Joint Venture using the equity method of accounting.

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

The Condensed Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018, filed with the Securities and Exchange Commission (“SEC”) on March 4, 2019.

Fiscal Period:  The period end for Matson covered by this report is March 31, 2019.  The period end for MatNav and its subsidiaries covered by this report occurred on the last Friday in March, or March 29, 2019, for the first quarter 2019.

Significant Accounting Policies:  The Company’s significant accounting policies are described in Note 2 to the Consolidated Financial Statements included in Part II, Item 8 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2018.

The Company adopted Accounting Standards Codification (“ASC”) 842, Leases (“ASC 842”) on January 1, 2019.  ASC 842 requires lessees to record leases on their balance sheets but recognize the expenses in their income statements in a manner similar to current practice.  ASC 842 states that a lessee would recognize a lease liability for the obligation to make lease payments, and a right-of-use asset for the underlying leased asset for the period of the lease term.  Refer to Note 7 for additional information on the Company’s adoption of ASC 842 and other lease related disclosures.

Recognition of Revenues and Related Costs:    Revenue in the Company’s Condensed Consolidated Financial Statements is presented net of elimination of intercompany transactions.  The following is a description of the Company’s principal revenue generating activities by segment, and the Company’s revenue recognition policy for each activity:

	Three Months Ended
	March 31,
Ocean Transportation (in millions) (1)	2019	2018
Ocean Transportation services	$387.9	$368.8
Terminal and other related services	6.7	6.2
Fuel sales	2.0	2.6
Vessel management and related services	1.3	1.7
Total	$397.9	$379.3

(1)

Ocean Transportation revenue transactions are primarily denominated in U.S. dollars except for less than 3 percent of Ocean Transportation revenues and fuel sales revenue categories which are denominated in foreign currencies.

▪

Ocean Transportation services revenue is recognized ratably over the duration of a voyage based on the relative transit time completed in each reporting period.  Vessel operating costs and other ocean transportation operating costs, such as terminal operating overhead and general and administrative expenses, are charged to operating costs as incurred.

▪	Terminal and other related services revenue is recognized as the services are performed. Related costs are recognized as incurred.
▪	Fuel sales revenue and related costs are recognized when the Company has completed delivery of the product to the customer in accordance with the terms and conditions of the contract.
▪	Vessel management and related services revenue is recognized in proportion to the services completed. Related costs are recognized as incurred.

	Three Months Ended
	March 31,
Logistics (in millions) (1)	2019	2018
Transportation Brokerage and Freight Forwarding services	$126.4	$124.5
Warehouse and distribution services	5.3	4.6
Supply chain management and other services	2.8	3.0
Total	$134.5	$132.1

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

▪

Warehousing and distribution services revenue consist of amounts billed to customers for storage, handling, and value-added packaging of customer merchandise.  Storage revenue is recognized in the month the service is provided to the customer.  Storage related costs are recognized as incurred.  Other warehousing and distribution services revenue and related costs are recognized in proportion to the services performed.

▪	Supply chain management and other services revenues, and related costs are recognized in proportion to the services performed.

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

Capital Construction Fund:    The Company’s Capital Construction Fund (“CCF”) is described in Note 7 to the Consolidated Financial Statements included in Part II, Item 8 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2018.  As of March 31, 2019 and December 31, 2018, $1.7 million and $1.0 million of eligible accounts receivable were assigned to the CCF, respectively.  Due to the nature of the assignment of eligible accounts receivable into the CCF, such assigned amounts are classified as part of accounts receivable in the Condensed Consolidated Balance Sheets.  Cash on deposit in the CCF is held in a money market account and classified as a long-term asset in the Company’s Condensed Consolidated Balance Sheets, as the Company intends to use qualified cash withdrawals to fund long-term investment in the construction of new vessels.  During the three months ended March 31, 2019, the Company deposited $13.4 million into the CCF, and made qualifying cash withdrawals of $13.4 million from the CCF.  The balance of cash on deposit at March 31, 2019 and December 31, 2018 was nominal.

Investment in Terminal Joint Venture:  The Company’s investment in SSAT was $91.3 million and $87.0 million at March 31, 2019 and December 31, 2018, respectively.  Condensed income statement information (unaudited) for the Terminal Joint Venture for the three months ended March 31, 2019 and 2018 consisted of the following:

	Three Months Ended
	March 31,
(In millions)	2019	2018
Operating revenue	$268.1	$250.9
Operating costs and expenses	(244.2)	(219.7)
Operating income	23.9	31.2
Net Income (1)	$22.5	$30.7
Company Share of SSAT's Net Income (2)	$8.5	$10.5

(1)	Includes earnings from equity method investments held by SSAT less earnings allocated to non-controlling interests.
(2)	The Company records its share of net income from SSAT in costs and expenses in the Condensed Consolidated Statement of Income and Comprehensive Income due to the nature of SSAT’s operations.

Income Taxes:    In connection with the Tax Cuts and Jobs Act of 2017 (the “Tax Act”), the Company recorded a non-cash tax adjustment of $3.3 million that increased income taxes and decreased income tax receivables for the three months ended March 31, 2018.  This adjustment related to the application of an estimated 6.2 percent sequestration on alternative minimum tax (AMT) refunds due to the Company, and was based on guidance issued by the Internal Revenue Service (IRS) and emerging interpretations of the Tax Act during that period.  On January 19, 2019, the IRS issued new guidance indicating that sequestration would not apply to refundable AMT credits.  In accordance with this new guidance, the Company recorded a non-cash tax adjustment of $2.9 million that decreased income taxes and increased income tax receivables for the three months ended March 31, 2019.

The Company continues to assess the impact of the Tax Act, related interpretations and other tax legislation, when issued, on the Company’s income tax estimates.  These and other factors could materially affect the Company’s financial condition or its future operating results.

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

Dividends:  The Company’s first quarter 2019 cash dividend of $0.21 per share was paid on March 7, 2019.  On April 25, 2019, the Company’s Board of Directors declared a cash dividend of $0.21 per share payable on June 6, 2019.

New Accounting Pronouncements:

Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”):  In June 2016, the Financial Accounting Standards Board issued ASU 2016‑13 which amends the current approach to estimate credit losses on certain financial assets, including trade and other receivables, available-for-sale securities and other financial instruments.  ASU 2016‑13 requires entities to establish a valuation allowance for the expected lifetime losses of certain financial instruments.  Subsequent changes in the valuation allowance are recorded in current earnings and reversal of previous losses is permitted.  The new standard is effective for interim and annual periods beginning on or after December 15, 2019, and early adoption is permitted.  The Company is in the process of evaluating this new standard, but does not expect the adoption of ASU 2016‑13 to have a significant impact on the Company’s Consolidated Financial Statements.

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

The Company’s Ocean Transportation segment provides ocean transportation services to the Logistics segment, and the Logistics segment provides logistics services to the Ocean Transportation segment.  Accordingly, inter-segment revenue of $21.8 million and $18.3 million for the three months ended March 31, 2019 and 2018, respectively, have been eliminated from operating revenue in the table below.

Reportable segment results for the three months ended March 31, 2019 and 2018 consisted of the following:

	Three Months Ended
	March 31,
(In millions)	2019	2018
Operating Revenue:
Ocean Transportation	$397.9	$379.3
Logistics	134.5	132.1
Total Operating Revenue	$532.4	$511.4
Operating Income:
Ocean Transportation (1)	$9.4	$24.5
Logistics	8.1	4.2
Total Operating Income	17.5	28.7
Interest expense, net	(4.6)	(5.0)
Other income (expense), net	0.6	0.8
Income before Income Taxes	13.5	24.5
Income taxes	(1.0)	(10.3)
Net Income	$12.5	$14.2

(1)

Ocean Transportation segment information includes $8.5 million and $10.5 million of equity in income from the Company’s equity investment in SSAT for the three months ended March 31, 2019 and 2018, respectively.

4.          PROPERTY AND EQUIPMENT

Property and equipment at March 31, 2019 and December 31, 2018 consisted of the following:

	March 31,	December 31,
(In millions)	2019	2018
Cost:
Vessels	$1,490.1	$1,489.2
Containers and equipment	514.7	513.6
Terminal facilities and other property	66.0	66.0
Vessel construction in progress	512.6	487.2
Other construction in progress	70.0	59.2
Total Property and Equipment	2,653.4	2,615.2
Less: Accumulated Depreciation	(1,267.2)	(1,248.6)
Total Property and Equipment, net	$1,386.2	$1,366.6

Vessel construction in progress relates to progress payments for the construction of three new vessels, capitalized owner’s items and capitalized interest.  Capitalized interest included in vessel construction in progress was $21.0 million and $16.3 million at March 31, 2019 and December 31, 2018, respectively.

5.          GOODWILL AND INTANGIBLES

Goodwill by segment at March 31, 2019 and December 31, 2018 consisted of the following:

	Ocean
(In millions)	Transportation	Logistics	Total
Goodwill	$222.6	$105.2	$327.8

Intangible assets at March 31, 2019 and December 31, 2018 consisted of the following:

	March 31,	December 31,
(In millions)	2019	2018
Customer Relationships:
Ocean Transportation	$140.6	$140.6
Logistics	90.1	90.1
Total	230.7	230.7
Less: Accumulated Amortization	(46.8)	(44.0)
Total Customer Relationships, net	183.9	186.7
Trade name - Logistics	27.3	27.3
Total Intangible Assets, net	$211.2	$214.0

6.          DEBT

At March 31, 2019 and December 31, 2018, the Company’s debt consisted of the following:

	March 31,	December 31,
(In millions)	2019	2018
Private Placement Term Loans:
5.79%, payable through 2020	$10.5	$10.5
3.66%, payable through 2023	41.0	41.0
4.16%, payable through 2027	44.5	44.5
3.37%, payable through 2027	75.0	75.0
3.14%, payable through 2031	194.0	200.0
4.31%, payable through 2032	32.7	32.7
4.35%, payable through 2044	100.0	100.0
3.92%, payable through 2045	71.4	71.4
Title XI Bonds:
5.34%, payable through 2028	20.9	22.0
5.27%, payable through 2029	23.1	24.2
Revolving credit facility, maturity date of June 29, 2022	255.0	235.0
Capital leases	—	0.1
Total Debt	868.1	856.4
Less: Current portion	(45.2)	(42.1)
Total Long-term Debt	$822.9	$814.3

The Company’s debt is described in Note 8 to the Consolidated Financial Statements included in Part II, Item 8 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2018.  Borrowings under the revolving credit facility are classified as long-term debt in the Condensed Consolidated Balance Sheets, as principal payments are not required until the maturity date of June 29, 2022.

As of March 31, 2019, the Company had $246.5 million of remaining availability under the revolving credit facility.  The interest rate on borrowings under the revolving credit facility approximated 3.97 percent during the three months ended March 31, 2019.

7.          LEASES

Adoption of ASC 842:  The Company adopted ASC 842 on January 1, 2019 and made the following elections:

▪

Applied the transition requirements that resulted in a cumulative-effect adjustment of $4.4 million recorded to retained earnings at January 1, 2019, due to the elimination of deferred gains from the Company’s sale and leaseback transactions recorded in the Consolidated Balance Sheet as of December 31, 2018;

▪

Elected to apply the package of practical expedient permitted under the transition guidance which allows, among other things, the historical lease classification and initial direct costs to be carried forward;

▪	Elected the short-term lease exception which allows the Company to exclude leases with an initial term of one year or less from recognition on the Condensed Consolidated Balance Sheets;
▪	Elected to separate non-lease components by underlying asset class for real estate and terminal leases and operations equipment leases; and
▪

Elected to use a portfolio approach in applying discount rates to leases based upon the lease terms in the following categories: (i) one to five years; (ii) six to ten years; (iii) eleven to fifteen years; and (iv) sixteen years and greater, regardless of the type of underlying asset class.

Upon adoption, the Company recorded a right-of-use asset of approximately $251.4 million, a corresponding operating lease liability of $259.1 million, and de-recognized deferred rent of $7.7 million.  The adoption of ASC 842 did not have a significant impact on the Company’s current earnings, liquidity or existing debt covenant requirements.  Significant assumptions and judgments made in applying the new lease accounting standard include determining the Company’s incremental borrowing rate and evaluating the probability of exercising lease options.

Description of Operating Leases:  The Company has a variety of different types of operating leases, the specific terms and conditions of which vary from lease to lease.  Certain operating lease agreements include terms such as: (i) renewal and early termination options; (ii) early buy-out and purchase options; and (iii) rent escalation clauses.  The lease agreements also include provisions for the maintenance of the leased asset and payment of lease related costs.  The Company reviews the specific terms and conditions of each lease and, as appropriate, notifies the lessor of any intent to exercise any option in accordance with the terms of the lease.  In the normal course of business, the Company expects to be able to renew or replace most of its operating leases by other similar leases as they expire.  Except for the residual value guarantee described below, the Company’s leases do not contain any other residual value guarantees.

The Company’s sub-lease income was nominal to the Company’s Condensed Consolidated Financial Statements for the three months ended March 31, 2019.  The Company did not have any finance leases during the three month period ended March 31, 2019.  Certain of the Company’s lease agreements include rental payments that may be adjusted in the future based on economic conditions and others include rental payments adjusted periodically for inflation.  Variable lease expense is disclosed for the adjusted portion of such payments.

The lease type by underlying asset class and maximum terms of the Company’s operating leases are as follows:

Lease Type:	Life
Real estate and terminal leases	65 years
Vessel charter leases	10 years
Operations equipment and other leases	8 years

Incremental Borrowing Rate:  As most of the Company’s operating leases do not provide an implicit rate, the Company uses an estimated incremental borrowing rate based on information available at the date of adoption and subsequent lease commencement dates in calculating the present value of its operating lease liabilities.  The incremental borrowing rate is determined using the U.S. Treasury rate adjusted to account for the Company’s credit rating and the collateralized nature of operating leases.

Components of Lease Cost:  Components of lease cost recorded in the Company’s Condensed Consolidated Statement of Income and Comprehensive Income for the three months ended March 31, 2019 consisted of the following:

Three Months Ended
March 31,
(In millions)	2019
Operating lease cost	$16.7
Short-term lease cost	2.4
Variable lease cost	0.1
Total lease cost	$19.2

Other Lease Information:  Other information related to the Company’s operating leases for the three months ended March 31, 2019 is as follows:

Three Months Ended
March 31,
(In millions, except lease term and discount rate)	2019
Cash paid for amounts included in operating lease liabilities	$16.7
Right of use assets obtained in the exchange for new operating lease liabilities	$5.8
Weighted-average remaining operating lease term	7.9 years
Weighted-average incremental borrowing rate	4.5%

Maturities of operating lease liabilities at March 31, 2019 are as follows:

As of
Year (in millions)	March 31, 2019
2019	$48.6
2020	59.8
2021	45.6
2022	35.6
2023	31.4
Thereafter	83.2
Total lease payments	304.2
Less: Interest	(53.2)
Present value of operating lease liabilities	251.0
Less: Short-term portion	(54.3)
Long-term operating lease liabilities	$196.7

Future minimum payments under operating lease agreements at December 31, 2018 are as follows:

Year (in millions)	Total
2019	$68.3
2020	59.2
2021	44.8
2022	34.7
2023	30.5
Thereafter	83.6
Total minimum lease payments	$321.1

Residual Value Guarantee:  On November 26, 2018, a wholly-owned subsidiary of the Company entered into a Bareboat Charter Agreement (the “Charter”).  Charter lease payments are approximately $3.0 million per quarter and are included in the operating lease liabilities described above.  The base term of the Charter is a five year period with a two year end-of-term renewal option.  The Charter also includes a maximum residual value guarantee amount of $50.9 million after five years, or $47.7 million after the extended term.  The residual value guarantee is excluded from operating lease liabilities described above as the Company determined that it is not probable that any portion of the residual value guarantee will be paid by the Company.  The Charter and residual value guarantee are described in Note 9 to the Consolidated Financial Statements included in Part II, Item 8 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2018.

8.          ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

Changes in accumulated other comprehensive income (loss) by component, net of tax, for the three months ended March 31, 2019 consisted of the following:

					Accumulated
			Non-		Other
		Post	Qualified		Comprehensive
(In millions)	Pensions	Retirement	Plans	Other	Income (Loss)
Balance at December 31, 2018	$(55.8)	$21.7	$(0.1)	$(0.3)	$(34.5)
Amortization of prior service cost	(0.4)	(0.7)	—	—	(1.1)
Amortization of net loss	0.7	0.2	—	—	0.9
Balance at March 31, 2019	$(55.5)	$21.2	$(0.1)	$(0.3)	$(34.7)

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

The Company uses Level 1 inputs for the fair values of its cash, cash equivalents and restricted cash, and Level 2 inputs for its variable and fixed rate debt.  The fair values of cash, cash equivalents and restricted cash, and variable rate debt approximate their carrying values due to the nature of the instruments.  The fair value of the Company’s fixed rate debt is calculated based upon interest rates available for debt with terms and maturities similar to the Company’s existing debt arrangements.

The carrying value and fair value of the Company’s financial instruments as of March 31, 2019 and December 31, 2018 are as follows:

			Quoted Prices in	Significant	Significant
	Total		Active Markets	Observable	Unobservable
	Carrying Value	Total	(Level 1)	Inputs (Level 2)	Inputs (Level 3)
(In millions)	March 31, 2019	Fair Value Measurements at March 31, 2019
Cash and cash equivalents	$15.4	$15.4	$15.4	$—	$—
Restricted cash	8.9	8.9	8.9	—	—
Variable rate debt	255.0	255.0	—	255.0	—
Fixed rate debt	613.1	594.1	—	594.1	—

(In millions)	December 31, 2018	Fair Value Measurements at December 31, 2018
Cash and cash equivalents	$19.6	$19.6	$19.6	$—	$—
Restricted cash	4.9	4.9	4.9	—	—
Variable rate debt	235.0	235.0	—	235.0	—
Fixed rate debt	621.4	584.5	—	584.5	—

10.          EARNINGS PER SHARE

Basic earnings per share is determined by dividing net income by the weighted-average common shares outstanding during the period.  The calculation of diluted earnings per share includes the dilutive effect of unexercised non-qualified stock options and non-vested restricted stock units.  The denominator used to compute basic and diluted earnings per share for the three months ended March 31, 2019 and 2018, are as follows:

	Three Months Ended March 31, 2019			Three Months Ended March 31, 2018
		Weighted	Per		Weighted	Per
		Average	Common		Average	Common
	Net	Common	Share	Net	Common	Share
(In millions, except per share amounts)	Income	Shares	Amount	Income	Shares	Amount
Basic:	$12.5	42.8	$0.29	$14.2	42.6	$0.33
Effect of Dilutive Securities:		0.3	—		0.3	—
Diluted:	$12.5	43.1	$0.29	$14.2	42.9	$0.33

The computation of weighted-average common shares outstanding excludes a nominal amount of anti-dilutive non-qualified stock options for each period ended March 31, 2019 and 2018.

11.          SHARE-BASED COMPENSATION

The Company granted approximately 338,000 in total of time-based restricted stock units and performance-based shares to certain of its employees at a weighted-average grant date fair value of $33.30 during the three months ended March 31, 2019.

Total share-based compensation cost recognized in the Condensed Consolidated Statements of Income and Comprehensive Income as a component of selling, general and administrative expenses was $3.2 million and $2.7 million for the three months ended March 31, 2019 and 2018, respectively.  Total unrecognized compensation cost related to unvested share-based compensation arrangements was $21.2 million at March 31, 2019, and is expected to be recognized over a weighted-average period of approximately 2.2 years.  Total unrecognized compensation cost may be adjusted for any unearned performance shares or forfeited shares.

12.          PENSION AND POST-RETIREMENT PLANS

The Company’s pension and post-retirement plans are described in Note 11 to the Consolidated Financial Statements included in Part II, Item 8 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2018.  Components of net periodic benefit cost for the Company’s qualified defined benefit pension and post-retirement plans for the three months ended March 31, 2019 and 2018 consisted of the following:

	Pension Benefits		Post-retirement Benefits
	Three Months Ended March 31,		Three Months Ended March 31,
(In millions)	2019	2018	2019	2018
Components of net periodic benefit cost (benefit):
Service cost	$1.1	$1.1	$0.1	$0.2
Interest cost	2.3	2.2	0.3	0.2
Expected return on plan assets	(3.1)	(3.4)	—	—
Amortization of net loss	0.9	1.1	0.2	0.4
Amortization of prior service credit	(0.6)	(0.6)	(0.9)	(0.9)
Net periodic benefit cost	$0.6	$0.4	$(0.3)	$(0.1)

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

The Company cautions that forward-looking statements are subject to numerous assumptions, risks and uncertainties, which change over time, including, but not limited to, the risk factors that are described in Part I, Item 1A, “Risk Factors” of Matson’s Annual Report on Form 10-K for the year ended December 31, 2018.  Forward-looking statements speak only as of the date they are made, and the Company assumes no duty to and does not undertake any obligation to update forward-looking statements.  Actual results could differ materially from those anticipated in forward-looking statements and future results could differ materially from historical performance.

OVERVIEW

Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is designed to provide a discussion of the Company’s financial condition, results of operations, liquidity and certain other factors that may affect its future results from the perspective of management.  The discussion that follows is intended to provide information that will assist in understanding the changes in the Company’s financial statements from period to period, the primary factors that accounted for those changes, and how certain accounting principles, policies and estimates affect the Company’s financial statements.  MD&A is provided as a supplement to the Condensed Consolidated Financial Statements and notes herein, and should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2018, the Company’s reports on Forms 10-Q and 8-K, and other publicly available information.

BUSINESS OUTLOOK

Ocean Transportation:  The Company’s container volume in the Hawaii service in the first quarter 2019 was 2.2 percent lower year-over-year primarily due to one less westbound sailing and weather-related impacts.  The Hawaii economy continues to show economic growth, supported primarily by healthy tourism activity and low unemployment.  The Company expects volume in 2019 to approximate the level achieved in 2018, reflecting modest economic growth in Hawaii and stable market share.

In China, the Company’s container volume in the first quarter 2019 was 16.0 percent higher year-over-year largely due to one additional sailing and stronger volume post Lunar New Year.  Matson continued to realize a sizeable rate premium in the first quarter 2019 and achieved average freight rates modestly higher than the first quarter 2018.  For 2019, the Company expects volume to approximate the exceptional level achieved in 2018 and expects average freight rates to approach the levels achieved in 2018.

In Guam, the Company’s container volume in the first quarter 2019 was higher on a year-over-year basis primarily due to typhoon relief-related volume.  For 2019, the Company expects modestly lower volume as the highly competitive environment remains.

In Alaska, the Company’s container volume for the first quarter 2019 was 5.7 percent lower year-over-year, primarily due to a decrease in northbound volume mainly related to the dry-docking of a competitor’s vessel in the year ago period and one less northbound sailing.  For 2019, the Company expects volume to be modestly higher than the level achieved in 2018 with higher northbound volume supported by improving economic conditions in Alaska and higher southbound seafood-related volume due to stronger seafood harvest levels than in 2018.

The contribution in the first quarter 2019 from the Company’s SSAT joint venture investment was $2.0 million lower than the first quarter 2018 due primarily to the absence of favorable one-time items in the year ago period.  For 2019, the Company expects the contribution from SSAT to be lower as a result of lower lift volume coming off an exceptionally strong lift volume level in 2018.

As a result of the first quarter performance and the outlook trends noted above, the Company expects full year 2019 Ocean Transportation operating income to approximate the $131.1 million achieved in 2018 after taking into account a full year net operating expense impact of $7.2 million associated with the sale and leaseback of MV Maunalei.  In the second quarter 2019, the Company expects Ocean Transportation operating income to be moderately lower than the level achieved in the second quarter 2018.

Logistics:  In the first quarter 2019, operating income for the Company’s Logistics segment was $3.9 million higher compared to the operating income achieved in the first quarter 2018 due to improved performance across all of the service lines.  For 2019, the Company expects Logistics operating income to be moderately higher than the level achieved in 2018 of $32.7 million.  In the second quarter 2019, the Company expects operating income to be modestly higher than the level achieved in the second quarter 2018.

Depreciation and Amortization:  For the full year 2019, the Company expects depreciation and amortization expense to be approximately $130 million, inclusive of dry-docking amortization of approximately $35 million.

EBITDA:  While the Company expects net income in 2019 to decline year-over-year, we expect EBITDA in 2019 to be approximately $288 million, which is higher than the level achieved in 2018 after taking into account the full year impact in 2018 of the $12.0 million of lease expense related to the sale and leaseback of MV Maunalei.

Other Income (Expense):  The Company expects full year 2019 other income (expense) to be approximately $2.7 million in income, which is attributable to other component costs related to the Company’s pension and post-retirement plans.

Interest Expense:  The Company expects interest expense for the full year 2019 to be approximately $25 million.

Income Taxes:  In the first quarter 2019, the Company’s effective tax rate was 7.4 percent, which includes a favorable non-cash adjustment of $2.9 million related to the reversal of an expense adjustment in 2018 arising from the enactment of the Tax Cuts and Jobs Act of 2017.  For the full year 2019, the Company expects its effective tax rate to be approximately 26.0 percent, which excludes the aforementioned positive non-cash adjustment of $2.9 million in the first quarter of 2019.

Capital and Vessel Dry-docking Expenditures:  For the first quarter 2019, the Company made other capital expenditure payments of $13.5 million, capitalized vessel construction expenditures of $20.9 million, and dry-docking payments of $3.2 million.  For the full year 2019, the Company expects to make other capital expenditure payments, including maintenance capital expenditures, of approximately $120 million, vessel construction expenditures (including capitalized interest and owner’s items) of approximately $215 million, and dry-docking payments of approximately $12 million.

CONSOLIDATED RESULTS OF OPERATIONS

Consolidated Results: Three months ended March 31, 2019, compared with 2018:

	Three Months Ended March 31,
(Dollars in millions, except per share amounts)	2019	2018	Change
Operating revenue	$532.4	$511.4	$21.0	4.1%
Operating costs and expenses	(514.9)	(482.7)	(32.2)	6.7%
Operating income	17.5	28.7	(11.2)	(39.0)%
Interest expense	(4.6)	(5.0)	0.4	(8.0)%
Other income (expense), net	0.6	0.8	(0.2)	(25.0)%
Income before income taxes	13.5	24.5	(11.0)	(44.9)%
Income taxes	(1.0)	(10.3)	9.3	(90.3)%
Net income	$12.5	$14.2	$(1.7)	(12.0)%
Basic earnings per share	$0.29	$0.33	$(0.04)	(12.1)%
Diluted earnings per share	$0.29	$0.33	$(0.04)	(12.1)%

Changes in operating revenue, and operating costs and expenses are further described below in the Analysis of Operating Revenue and Income by Segment.

The decrease in interest expense for the three months ended March 31, 2019, compared to the three months ended March 31, 2018, was due to increased interest expense offset by a higher amount of capitalized interest.

Other income (expense) relates to the amortization of certain components of net periodic benefit costs or gains related to the Company’s pension and post-retirement plans.

Income tax expense was $1.0 million or 7.4 percent of income before income taxes for the three months ended March 31, 2019, compared to $10.3 million or 42.0 percent of income before income taxes for the three months ended March 31, 2018.  In connection with the Tax Cuts and Jobs Act of 2017 (the “Tax Act”), the Company recorded a non-cash tax adjustment of $3.3 million that increased income taxes for the three months ended March 31, 2018.  This adjustment related to the application of an estimated 6.2 percent sequestration on alternative minimum tax (AMT) refunds due to the Company for the years 2018 to 2021, and was based on guidance issued by the Internal Revenue Service (IRS) and emerging interpretations of the Tax Act during that period.  On January 19, 2019, the IRS issued new guidance indicating that sequestration would not apply to refundable AMT credits.  In accordance with this new guidance, the Company recorded a non-cash tax adjustment of $2.9 million that decreased income taxes for the three months ended March 31, 2019.

Excluding the impact of these discrete tax adjustments, the adjusted effective tax rate would be 28.9 percent for the three months ended March 31, 2019, compared to 28.6 percent for the three months ended March 31, 2018.

ANALYSIS OF OPERATING REVENUE AND INCOME BY SEGMENT

Ocean Transportation Operating Results: Three months ended March 31, 2019, compared with 2018:

	Three Months Ended March 31,
(Dollars in millions)	2019	2018	Change
Ocean Transportation revenue	$397.9	$379.3	$18.6	4.9%
Operating costs and expenses	(388.5)	(354.8)	(33.7)	9.5%
Operating income	$9.4	$24.5	$(15.1)	(61.6)%
Operating income margin	2.4%	6.5%

Volume (Forty-foot equivalent units (FEU), except for automobiles) (1)
Hawaii containers	34,900	35,700	(800)	(2.2)%
Hawaii automobiles	17,000	16,800	200	1.2%
Alaska containers	16,400	17,400	(1,000)	(5.7)%
China containers	13,800	11,900	1,900	16.0%
Guam containers	5,100	4,900	200	4.1%
Other containers (2)	3,500	3,100	400	12.9%

(1)

Approximate volumes included for the period are based on the voyage departure date, but revenue and operating income are adjusted to reflect the percentage of revenue and operating income earned during the reporting period for voyages in transit at the end of each reporting period.

(2)	Includes containers from services in various islands in Micronesia and the South Pacific, and Okinawa, Japan.

Ocean Transportation revenue increased $18.6 million, or 4.9 percent, during the three months ended March 31, 2019, compared with the three months ended March 31, 2018.  This increase was primarily due to higher fuel surcharge revenue and higher revenue in China, partially offset by lower container volume in Alaska and Hawaii.

On a year-over-year FEU basis, Hawaii container volume decreased 2.2 percent primarily due to one less westbound sailing and weather-related impacts; Alaska volume decreased by 5.7 percent primarily due to lower northbound volume mainly related to the dry-docking of a competitor’s vessel in the year ago period and one less sailing; China volume was 16.0 percent higher primarily due to one additional sailing and stronger volume post Lunar New Year; Guam volume was 4.1 percent higher primarily due to typhoon relief-related volume; and Other container volume increased 12.9 percent primarily due to the Japan service.

Ocean Transportation operating income decreased $15.1 million, or 61.6 percent, during the three months ended March 31, 2019, compared with the three months ended March 31, 2018.  The decrease was primarily due to higher vessel operating costs, including weather-related impacts and MV Maunalei lease expense, higher terminal handling costs and lower container volume in Alaska and Hawaii, partially offset by a higher contribution from the China service.

The Company’s SSAT terminal joint venture investment contributed $8.5 million during the three months ended March 31, 2019, compared to a contribution of $10.5 million during the three months ended March 31, 2018.  The decrease was primarily attributable to the absence of favorable one-time items in the year ago period.

Logistics Operating Results: Three months ended March 31, 2019, compared with 2018:

	Three Months Ended March 31,
(Dollars in millions)	2019	2018	Change
Logistics revenue	$134.5	$132.1	$2.4	1.8%
Operating costs and expenses	(126.4)	(127.9)	1.5	(1.2)%
Operating income	$8.1	$4.2	$3.9	92.9%
Operating income margin	6.0%	3.2%

Logistics revenue increased $2.4 million, or 1.8 percent, during the three months ended March 31, 2019, compared with the three months ended March 31, 2018.  This increase was primarily due to higher freight forwarding revenue.

Logistics operating income increased $3.9 million, or 92.9 percent, for the three months ended March 31, 2019, compared with the three months ended March 31, 2018.  The increase was due primarily to higher contributions from transportation brokerage and freight forwarding.

LIQUIDITY AND CAPITAL RESOURCES

Sources of Liquidity: Sources of liquidity available to the Company at March 31, 2019, compared to December 31, 2018 were as follows:

	March 31,	December 31,
(In millions)	2019	2018	Change
Cash and cash equivalents	$15.4	$19.6	$(4.2)
Restricted cash	$8.9	$4.9	$4.0
Accounts receivable, net (1)	$217.9	$223.7	$(5.8)

(1)

As of March 31, 2019 and December 31, 2018, $1.7 million and $1.0 million, respectively, of eligible accounts receivable were assigned to the CCF (see Note 2 of the Condensed Consolidated Financial Statements).

Cash, Cash Equivalents and Restricted Cash: Significant changes in the Company’s cash, cash equivalents and restricted cash for the three months ended March 31, 2019, compared to the three months ended March 31, 2018 are as follows:

	Three Months Ended March 31,
(In millions)	2019	2018	Change
Net cash provided by operating activities (1)	$33.4	$29.9	$3.5
Net cash used in investing activities (2)	(33.2)	(69.8)	36.6
Net cash (used in) provided by financing activities (3)	(0.4)	33.8	(34.2)
Net decrease in cash, cash equivalents and restricted cash	(0.2)	(6.1)	5.9
Cash, cash equivalents and restricted cash, beginning of the period	24.5	19.8	4.7
Cash, cash equivalents and restricted cash, end of the period	$24.3	$13.7	$10.6

(1) Change in net cash provided by operating activities:

Changes in net cash provided by operating activities for the three months ended March 31, 2019, compared to the three months ended March 31, 2018, were due to the following:

(In millions)	Change
Net income from operations	$(1.7)
Non-cash deferred income taxes	(2.6)
Other non-cash related changes, net	1.1
Distributions from Terminal Joint Venture	(2.8)
Deferred dry-docking payments	1.4
Accounts receivable, net	20.3
Prepaid expenses and other assets	(3.4)
Accounts payable, accruals and other liabilities	(9.4)
Other long-term liabilities	0.6
Total	$3.5

The decrease in equity income and distributions from Terminal Joint Venture results from a decrease in the Company’s share of income from the Terminal Joint Venture to $8.5 million during the three months ended March 31, 2019, compared to $10.5 million for the three months ended March 31, 2018 while distributions from the Terminal Joint Venture decreased to $4.2 million for the three months ended March 31, 2019, compared to $7.0 million for the three months ended March 31, 2018.  The decrease in equity income and distributions from Terminal Joint Venture was primarily attributed to the absence of favorable one-time items in the prior year period, and the timing of distributions.  Deferred dry-docking payments decreased to $3.2 million for the three months ended March 31, 2019, compared to $4.6 million for the three months ended March 31, 2018, primarily due to fewer vessels in dry-docking during the current year period.  Changes in accounts receivable were primarily due to decreased receivables resulting from the timing of billings and collections associated with those receivables.  The decrease in prepaid expenses and other assets primarily related to an income tax refund received during the three months ended March 31, 2019, and the timing of prepayments and other assets.  Changes in accounts payable, accruals and other liabilities were due to decrease in accounts payables and accrued costs resulting from operations during the three months ended March 31, 2019, compared to the same prior year period, and the timing of payments associated with those liabilities.

(2) Change in net cash used in investing activities:

Changes in net cash used in investing activities for the three months ended March 31, 2019, compared to the three months ended March 31, 2018, were due to the following:

(In millions)	Change
Capitalized vessel construction expenditures	$36.8
Cash deposits into CCF	40.1
Withdrawals from CCF	(40.1)
Other capital expenditures	(0.4)
Proceeds from disposal of property and equipment, net	0.2
Total	$36.6

Vessel construction expenditures (including capitalized interest) were $20.9 million for the three months ended March 31, 2019, compared to $57.7 million for the three months ended March 31, 2018.  Vessel construction expenditures relate to progress payments for the construction of new vessels for the Hawaii service, capitalized interest and owner’s items.  Changes in cash deposits into CCF, and withdrawals from CCF primarily relate to the timing of when deposits are made into the CCF, and when the subsequent withdrawals are made out of the CCF for the purposes of vessel construction progress payments.  Other capital expenditures payments were $13.5 million for the three months ended March 31, 2019, compared to $13.1 million for the three months ended March 31, 2018.

(3) Change in net cash used in financing activities:

Changes in net cash used in financing activities for the three months ended March 31, 2019, compared to the three months ended March 31, 2018, were due to the following:

(In millions)	Change
Repayments of fixed interest debt and capital leases	$(5.7)
Borrowings under revolving credit facility, net	(29.0)
Dividends paid	(0.4)
Change in other payments, net	0.9
Total	$(34.2)

During the three months ended March 31, 2019, the Company paid $8.2 million in scheduled fixed debt and capital lease repayments compared to $2.5 million during the three months ended March 31, 2018.  During the three months ended March 31, 2019, the Company increased net borrowings under the revolving credit facility by $20.0 million, compared to $49.0 million for the three months ended March 31, 2018.  Borrowings from the Company’s revolving credit facility were primarily used to fund progress payments related to the construction of new vessels for the Hawaii service.  During the three months ended March 31, 2019, the Company paid $9.1 million in dividends, compared to $8.7 million during the three months ended March 31, 2018.  The increase in dividend payments resulted from an increase in dividends declared per share of common stock by the Company.

Debt:  Total debt as of March 31, 2019 and December 31, 2018 is as follows:

	March 31,	December 31,
(In millions)	2019	2018	Change
Revolving credit facility	$255.0	$235.0	$20.0
Fixed interest debt	613.1	621.4	(8.3)
Total Debt	$868.1	$856.4	$11.7

Total debt increased by $11.7 million during the three months ended March 31, 2019.  The increase in the Company’s revolving credit facility was primarily due to the funding of progress payments related to the construction of new vessels for the Hawaii service.  The reduction in fixed interest debt was due to increased scheduled debt repayments.

As of March 31, 2019, the Company had $246.5 million of availability under the revolving credit facility, with a maturity date of June 29, 2022.  The Company’s debt is described in Note 8 to the Consolidated Financial Statements included in Part II, Item 8 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2018, which is incorporated herein by reference.

Working Capital:  The Company had a working capital deficiency of $104.5 million and $52.4 million at March 31, 2019 and December 31, 2018, respectively.

CONTRACTUAL OBLIGATIONS, COMMITMENTS, CONTINGENCIES AND OFF-BALANCE SHEET ARRANGEMENTS

There were no material changes during this quarter to the Company’s contractual obligations, commitments, contingencies and off-balance sheet arrangements that are described in Part II, Item 7 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2018, which is incorporated herein by reference.

CRITICAL ACCOUNTING ESTIMATES

There have been no changes during this quarter to the Company’s critical accounting estimates as discussed in Part II, Item 7 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2018.

OTHER MATTERS

The Company’s first quarter 2019 cash dividend of $0.21 per share was paid on March 7, 2019.  On April 25, 2019, the Company’s Board of Directors declared a cash dividend of $0.21 per share payable on June 6, 2019.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes to the Company’s market risk position from the information provided under Part II, Item 7A, “Quantitative and Qualitative Disclosures About Market Risk,” of our Annual Report on Form 10-K for the year ended December 31, 2018.

ITEM 4.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures.

The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this report.  Based on such evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that, as of March 31, 2019, the Company’s disclosure controls and procedures are effective.

Changes in Internal Control Over Financial Reporting.

There were no changes in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the three months ended March 31, 2019, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

ITEM 1A.  RISK FACTORS

There were no material changes to the Company’s risk factors that are described in Part I, Item 1A, “Risk Factors” of the Company’s Annual Report on Form 10-K for the year ended December 31, 2018.

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

MATSON, INC.
(Registrant)

Date: May 9, 2019	/s/ Joel M. Wine
Joel M. Wine
Senior Vice President and
Chief Financial Officer

Date: May 9, 2019	/s/ Kevin L. Stuck
Kevin L. Stuck
Vice President and Controller
(principal accounting officer)