Form 10-Q
period 2019-09-30
Matson, Inc.
filed 2019-11-08
CIK 3453

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2019

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

Number of shares of common stock outstanding as of September 30, 2019: 42,866,825

MATSON, INC. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

MATSON, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Income and Comprehensive Income

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In millions, except per share amounts)	2019	2018	2019	2018
Operating Revenue:
Ocean Transportation	$437.2	$437.3	$1,250.5	$1,223.2
Logistics	134.9	152.1	411.9	434.7
Total Operating Revenue	572.1	589.4	1,662.4	1,657.9

Costs and Expenses:
Operating costs	(472.6)	(485.5)	(1,412.5)	(1,390.7)
Equity in income of Terminal Joint Venture	8.4	9.2	17.8	28.8
Selling, general and administrative	(52.7)	(54.5)	(164.0)	(162.7)
Total Costs and Expenses	(516.9)	(530.8)	(1,558.7)	(1,524.6)

Operating Income	55.2	58.6	103.7	133.3
Interest expense	(6.2)	(4.4)	(16.9)	(14.4)
Other income (expense), net	(0.5)	0.7	0.9	1.9
Income before Income Taxes	48.5	54.9	87.7	120.8
Income taxes	(12.3)	(13.3)	(20.6)	(32.4)
Net Income	$36.2	$41.6	$67.1	$88.4

Other Comprehensive Income (Loss), Net of Income Taxes:
Net Income	$36.2	$41.6	$67.1	$88.4
Other Comprehensive Income (Loss):
Amortization of prior service cost	(1.0)	(1.1)	(3.3)	(3.5)
Amortization of net loss	1.2	1.1	3.0	2.9
Other adjustments	(0.7)	0.1	(0.9)	—
Total Other Comprehensive (Loss) Income	(0.5)	0.1	(1.2)	(0.6)
Comprehensive Income	$35.7	$41.7	$65.9	$87.8

Basic Earnings Per Share	$0.84	$0.97	$1.57	$2.07
Diluted Earnings Per Share	$0.84	$0.97	$1.55	$2.06

Weighted Average Number of Shares Outstanding:
Basic	42.9	42.7	42.8	42.7
Diluted	43.3	43.1	43.2	43.0

See Notes to Condensed Consolidated Financial Statements.

MATSON, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(Unaudited)

	September 30,	December 31,
(In millions)	2019	2018
ASSETS
Current Assets:
Cash and cash equivalents	$23.6	$19.6
Accounts receivable, net	223.9	223.7
Prepaid expenses and other assets	52.0	75.1
Total current assets	299.5	318.4
Long-term Assets:
Investment in Terminal Joint Venture	83.7	87.0
Property and equipment, net	1,485.5	1,366.6
Operating lease right of use assets	246.0	—
Goodwill	327.8	327.8
Intangible assets, net	205.7	214.0
Deferred dry-docking costs, net	56.0	67.1
Other long-term assets	49.6	49.5
Total long-term assets	2,454.3	2,112.0
Total Assets	$2,753.8	$2,430.4

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Current portion of debt	$48.4	$42.1
Accounts payable	235.0	246.8
Operating lease liabilities	64.4	—
Accruals and other liabilities	89.9	81.9
Total current liabilities	437.7	370.8
Long-term Liabilities:
Long-term debt	834.6	814.3
Long-term operating lease liabilities	190.0	—
Deferred income taxes	335.9	312.7
Other long-term liabilities	157.9	177.3
Total long-term liabilities	1,518.4	1,304.3
Commitments and Contingencies (Note 2)
Shareholders’ Equity:
Common stock	32.2	32.0
Additional paid in capital	303.2	297.8
Accumulated other comprehensive loss, net	(35.7)	(34.5)
Retained earnings	498.0	460.0
Total shareholders’ equity	797.7	755.3
Total Liabilities and Shareholders’ Equity	$2,753.8	$2,430.4

See Notes to Condensed Consolidated Financial Statements.

MATSON, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Nine Months Ended September 30,
(In millions)	2019	2018
Cash Flows From Operating Activities:
Net income	$67.1	$88.4
Reconciling adjustments:
Depreciation and amortization	73.4	70.8
Non-cash operating lease expense	52.3	—
Deferred income taxes	21.9	26.5
Share-based compensation expense	8.7	8.2
Equity in income of Terminal Joint Venture	(17.8)	(28.8)
Distribution from Terminal Joint Venture	14.7	42.0
Other	(1.5)	(2.1)
Changes in assets and liabilities:
Accounts receivable, net	(0.2)	(46.1)
Deferred dry-docking payments	(17.9)	(10.5)
Deferred dry-docking amortization	25.9	27.5
Prepaid expenses and other assets	25.3	3.0
Accounts payable, accruals and other liabilities	(11.7)	24.8
Operating lease liabilities	(51.7)	—
Other long-term liabilities	(8.1)	(0.7)
Net cash provided by operating activities	180.4	203.0

Cash Flows From Investing Activities:
Capitalized vessel construction expenditures	(108.7)	(222.6)
Other capital expenditures	(62.7)	(44.7)
Proceeds from disposal of property and equipment	3.1	31.3
Cash deposits into Capital Construction Fund	(68.2)	(246.6)
Withdrawals from Capital Construction Fund	68.2	247.5
Other	—	3.7
Net cash used in investing activities	(168.3)	(231.4)

Cash Flows From Financing Activities:
Repayments of debt and capital leases	(28.4)	(17.0)
Proceeds from revolving credit facility	383.3	389.4
Repayments of revolving credit facility	(328.3)	(321.4)
Proceeds from issuance of capital stock	0.1	0.5
Dividends paid	(27.7)	(26.3)
Tax withholding related to net share settlements of restricted stock units	(3.3)	(4.5)
Net cash (used in) provided by financing activities	(4.3)	20.7

Net Increase (Decrease) in Cash, Cash Equivalents and Restricted Cash	7.8	(7.7)
Cash, Cash Equivalents and Restricted Cash, Beginning of the Period	24.5	19.8
Cash, Cash Equivalents and Restricted Cash, End of the Period	$32.3	$12.1

Reconciliation of Cash, Cash Equivalents and Restricted Cash, End of the Period:
Cash and Cash Equivalents	$23.6	$12.1
Restricted Cash	8.7	—
Total Cash, Cash Equivalents and Restricted Cash, End of the Period	$32.3	$12.1

Supplemental Cash Flow Information:
Interest paid, net of capitalized interest	$16.8	$14.5
Income tax (refunds) payments, net	$(25.7)	$4.6

Non-cash Information:
Capital expenditures included in accounts payable, accruals and other liabilities	$9.8	$0.4

See Notes to Condensed Consolidated Financial Statements.

MATSON, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Shareholders’ Equity

(Unaudited)

				Accumulated
	Common Stock		Additional	Other
		Stated	Paid In	Comprehensive	Retained
(In millions, except per share amounts)	Shares	Value	Capital	Income (Loss)	Earnings	Total
Balance at December 31, 2018	42.7	$32.0	$297.8	$(34.5)	$460.0	$755.3
Adoption of new lease accounting standard (see Note 7)	—	—	—	—	4.4	4.4
Net income	—	—	—	—	12.5	12.5
Other comprehensive loss, net of tax	—	—	—	(0.2)	—	(0.2)
Share-based compensation	—	—	3.2	—	—	3.2
Shares issued, net of shares withheld for employee taxes	0.1	0.1	(3.2)	—	—	(3.1)
Dividends ($0.21 per share)	—	—	—	—	(9.1)	(9.1)
Balance at March 31, 2019	42.8	32.1	297.8	(34.7)	467.8	763.0
Net income	—	—	—	—	18.4	18.4
Other comprehensive loss, net of tax	—	—	—	(0.5)	—	(0.5)
Share-based compensation	—	—	3.0	—	—	3.0
Shares issued, net of shares withheld for employee taxes	0.1	—	(0.1)	—	—	(0.1)
Dividends ($0.21 per share and $0.22 per share)	—	—	—	—	(18.6)	(18.6)
Balance at June 30, 2019	42.9	32.1	300.7	(35.2)	467.6	765.2
Net income	—	—	—	—	36.2	36.2
Other comprehensive loss, net of tax	—	—	—	(0.5)	—	(0.5)
Share-based compensation	—	—	2.5	—	—	2.5
Shares issued, net of shares withheld for employee taxes	—	0.1	—	—	—	0.1
Dividends	—	—	—	—	(0.2)	(0.2)
Terminal Joint Venture's adoption of new lease accounting standard (see Note 2)	—	—	—	—	(5.6)	(5.6)
Balance at September 30, 2019	42.9	$32.2	$303.2	$(35.7)	$498.0	$797.7

				Accumulated
	Common Stock		Additional	Other
		Stated	Paid In	Comprehensive	Retained
(In millions, except per share amounts)	Shares	Value	Capital	Income (Loss)	Earnings	Total
Balance at December 31, 2017	42.5	$31.9	$289.7	$(24.9)	$380.5	$677.2
Reclassification resulting from adoption of new accounting standard	—	—	—	(6.0)	6.0	—
Net income	—	—	—	—	14.2	14.2
Other comprehensive income, net of tax	—	—	—	0.2	—	0.2
Share-based compensation	—	—	2.7	—	—	2.7
Shares issued, net of shares withheld for employee taxes	0.2	0.1	(4.3)	—	—	(4.2)
Dividends ($0.20 per share)	—	—	—	—	(8.7)	(8.7)
Balance at March 31, 2018	42.7	32.0	288.1	(30.7)	392.0	681.4
Net income	—	—	—	—	32.6	32.6
Other comprehensive loss, net of tax	—	—	—	(0.9)	—	(0.9)
Share-based compensation	—	—	2.8	—	—	2.8
Shares issued, net of shares withheld for employee taxes	—	—	0.3	—	—	0.3
Dividends ($0.20 per share and $0.21 per share)	—	—	—	—	(17.7)	(17.7)
Balance at June 30, 2018	42.7	32.0	291.2	(31.6)	406.9	698.5
Net income	—	—	—	—	41.6	41.6
Other comprehensive income, net of tax	—	—	—	0.1	—	0.1
Share-based compensation	—	—	2.7	—	—	2.7
Shares issued, net of shares withheld for employee taxes	—	—	(0.2)	—	—	(0.2)
Balance at September 30, 2018	42.7	$32.0	$293.7	$(31.5)	$448.5	$742.7

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

Fiscal Period: The period end for Matson covered by this report is September 30, 2019. The period end for MatNav and its subsidiaries covered by this report occurred on the last Friday in September, or September 27, 2019, for the third quarter 2019.

Significant Accounting Policies: The Company’s significant accounting policies are described in Note 2 to the Consolidated Financial Statements included in Part II, Item 8 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2018.

Leases: The Company adopted Accounting Standards Codification (“ASC”) 842, Leases (“ASC 842”) on January 1, 2019. ASC 842 requires lessees to record leases on their balance sheets but recognize the expenses in their income statements in a manner similar to pre-adoption practice.  ASC 842 states that a lessee would recognize a lease liability for the obligation to make lease payments, and a right-of-use asset for the underlying leased asset for the period of the lease term.  Refer to Note 7 for additional information on the Company’s adoption of ASC 842 and other lease related disclosures.

Recognition of Revenues and Related Costs: Revenue in the Company’s Condensed Consolidated Financial Statements is presented net of elimination of intercompany transactions. The following is a description of the Company’s principal revenue generating activities by segment, and the Company’s revenue recognition policy for each activity:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
Ocean Transportation (in millions) (1)	2019	2018	2019	2018
Ocean Transportation services	$424.1	$424.2	$1,218.6	$1,190.3
Terminal and other related services	8.3	8.0	19.8	19.2
Fuel sales	3.3	3.4	7.9	8.5
Vessel management and related services	1.5	1.7	4.2	5.2
Total	$437.2	$437.3	$1,250.5	$1,223.2
(1)	Ocean Transportation revenue transactions are primarily denominated in U.S. dollars except for less than 3 percent of Ocean Transportation revenues and fuel sales revenue categories which are denominated in foreign currencies.

◾	Ocean Transportation services revenue is recognized ratably over the duration of a voyage based on the relative transit time completed in each reporting period. Vessel operating costs and other ocean transportation operating costs, such as terminal operating overhead and general and administrative expenses, are charged to operating costs as incurred.
◾	Terminal and other related services revenue is recognized as the services are performed. Related costs are recognized as incurred.
◾	Fuel sales revenue and related costs are recognized when the Company has completed delivery of the product to the customer in accordance with the terms and conditions of the contract.
◾	Vessel management and related services revenue is recognized in proportion to the services completed. Related costs are recognized as incurred.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
Logistics (in millions) (1)	2019	2018	2019	2018
Transportation Brokerage and Freight Forwarding services	$127.4	$144.2	$388.5	$411.7
Warehouse and distribution services	4.6	4.5	15.2	13.3
Supply chain management and other services	2.9	3.4	8.2	9.7
Total	$134.9	$152.1	$411.9	$434.7
(1)	Logistics revenue transactions are primarily denominated in U.S. dollars except for less than 3 percent of transportation brokerage and freight forwarding services revenue, and supply chain management and other services revenue categories which are denominated in foreign currencies.

◾	Transportation Brokerage and Freight Forwarding services revenue consists of amounts billed to customers for services provided. The primary costs include third-party purchased transportation services, labor and equipment costs. Revenue and the related purchased third-party transportation costs are recognized over the duration of a delivery based upon the relative transit time completed in each reporting period. Labor and other operating costs are expensed as incurred. The Company reports revenue on a gross basis as the Company serves as the principal in these transactions because it is responsible for fulfilling the contractual arrangements with the customer and has latitude in establishing prices.
◾	Warehousing and distribution services revenue consist of amounts billed to customers for storage, handling, and value-added packaging of customer merchandise. Storage revenue is recognized in the month the service is provided to the customer. Storage related costs are recognized as incurred. Other warehousing and distribution services revenue and related costs are recognized in proportion to the services performed.
◾	Supply chain management and other services revenues, and related costs are recognized in proportion to the services performed.

The Company generally invoices its customers at the commencement of the voyage or the transportation service being provided, or as other services are being performed. Revenue is deferred when services are invoiced in advance to the customer. The Company’s receivables are classified as short-term as collection terms are for periods of less than one year. The Company expenses sales commissions and contract acquisition costs as incurred because the amounts are generally immaterial. These expenses are included in selling, general and administrative expenses in the Condensed Consolidated Statements of Income and Comprehensive Income.

Capital Construction Fund: The Company’s Capital Construction Fund (“CCF”) is described in Note 7 to the Consolidated Financial Statements included in Part II, Item 8 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2018. As of September 30, 2019 and December 31, 2018, $1.7 million and $1.0 million of eligible accounts receivable were assigned to the CCF, respectively. Due to the nature of the assignment of eligible accounts receivable into the CCF, such assigned amounts are classified as part of accounts receivable in the Condensed Consolidated Balance Sheets. Cash on deposit in the CCF is held in a money market account and classified as a long-term asset in the Company’s Condensed Consolidated Balance Sheets, as the Company intends to use qualified cash withdrawals to fund long-term investment in the construction of new vessels. During the three and nine months ended September 30, 2019, the Company deposited $41.8 million and $68.2 million into the CCF, respectively, and made qualifying cash withdrawals of $41.8 million and $68.2 million from the CCF, respectively. The balance of cash on deposit at September 30, 2019 and December 31, 2018 was nominal.

Investment in Terminal Joint Venture: Condensed income statement information (unaudited) for the Terminal Joint Venture for the three and nine months ended September 30, 2019 and 2018 consisted of the following:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In millions)	2019	2018	2019	2018
Operating revenue	$288.7	$289.4	$825.6	$806.5
Operating costs and expenses	(262.6)	(259.5)	(771.8)	(719.7)
Operating income	26.1	29.9	53.8	86.8
Net Income (1)	$23.3	$27.7	$50.1	$82.7
Company Share of SSAT's Net Income (2)	$8.4	$9.2	$17.8	$28.8
(1)	Includes earnings from equity method investments held by SSAT less earnings allocated to non-controlling interests.
(2)	The Company records its share of net income from SSAT in costs and expenses in the Condensed Consolidated Statement of Income and Comprehensive Income due to the nature of SSAT’s operations.

The Company recorded a net adjustment of $5.6 million that reduced its Investment in Terminal Joint Venture with a corresponding reduction in retained earnings in the Condensed Consolidated Balance Sheets at September 30, 2019. This resulted from the adoption of ASC 842 by SSAT. The Company’s investment in SSAT was $83.7 million and $87.0 million at September 30, 2019 and December 31, 2018, respectively.

Income Taxes: In connection with the Tax Cuts and Jobs Act of 2017 (the “Tax Act”), the Company recorded a non-cash tax adjustment of $3.1 million that increased income taxes for the nine months ended September 30, 2018. This adjustment related to the application of an estimated 6.2 percent sequestration on alternative minimum tax (AMT) refunds due to the Company, and was based on guidance issued by the Internal Revenue Service (IRS) and emerging interpretations of the Tax Act during that period. On January 19, 2019, the IRS issued new guidance indicating that sequestration would not apply to refundable AMT credits. In accordance with this new guidance, the Company recorded a non-cash tax adjustment of $2.9 million that decreased income taxes for the nine months ended September 30, 2019. No amounts related to the Tax Act impacted income taxes during the three months ended September 30, 2019 and 2018.

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

Dividends: The Company’s third quarter 2019 cash dividend of $0.22 per share was paid on September 5, 2019. On October 25, 2019, the Company’s Board of Directors declared a cash dividend of $0.22 per share payable on December 5, 2019.

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

The Company’s Ocean Transportation segment provides ocean transportation services to the Logistics segment, and the Logistics segment provides logistics services to the Ocean Transportation segment in certain transactions. Accordingly, inter-segment revenue of $28.2 million and $27.6 million for the three months ended September 30, 2019 and 2018, and $75.3 million and $72.7 million for the nine months ended September 30, 2019 and 2018, respectively, have been eliminated from operating revenues in the table below.

Reportable segment financial information for the three and nine months ended September 30, 2019 and 2018 are as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In millions)	2019	2018	2019	2018
Operating Revenue:
Ocean Transportation (1)	$437.2	$437.3	$1,250.5	$1,223.2
Logistics (2)	134.9	152.1	411.9	434.7
Total Operating Revenue	$572.1	$589.4	$1,662.4	$1,657.9
Operating Income:
Ocean Transportation (3)	$43.9	$48.7	$73.0	$109.7
Logistics	11.3	9.9	30.7	23.6
Total Operating Income	55.2	58.6	103.7	133.3
Interest expense, net	(6.2)	(4.4)	(16.9)	(14.4)
Other income (expense), net	(0.5)	0.7	0.9	1.9
Income before Income Taxes	48.5	54.9	87.7	120.8
Income taxes	(12.3)	(13.3)	(20.6)	(32.4)
Net Income	$36.2	$41.6	$67.1	$88.4
(1)	Ocean Transportation operating revenue excludes inter-segment revenue of $14.0 million and $15.2 million for the three months ended September 30, 2019 and 2018, and $39.2 million and $39.9 million for the nine months ended September 30, 2019 and 2018, respectively.
(2)	Logistics operating revenue excludes inter-segment revenue of $14.2 million and $12.4 million for the three months ended September 30, 2019 and 2018, and $36.1 million and $32.8 million for the nine months ended September 30, 2019 and 2018, respectively.
(3)	Ocean Transportation segment information includes $8.4 million and $9.2 million of equity in income from the Company’s investment in SSAT for the three months ended September 30, 2019 and 2018, and $17.8 million and $28.8 million for the nine months ended September 30, 2019 and 2018, respectively.

4.          PROPERTY AND EQUIPMENT

Property and equipment at September 30, 2019 and December 31, 2018 consisted of the following:

	September 30,	December 31,
(In millions)	2019	2018
Cost:
Vessels	$1,647.7	$1,489.2
Containers and equipment	534.7	513.6
Terminal facilities and other property	87.8	66.0
Vessel construction in progress	382.4	487.2
Other construction in progress	53.9	59.2
Total Property and Equipment	2,706.5	2,615.2
Less: Accumulated Depreciation	(1,221.0)	(1,248.6)
Total Property and Equipment, net	$1,485.5	$1,366.6

Vessel construction in progress relates to progress payments for the construction of new vessels, capitalized owner’s items and capitalized interest. During the nine months ended September 30, 2019, the construction of MV Kaimana Hila was completed and the vessel was placed into service resulting in $211.8 million, including $9.9 million of capitalized interest, being transferred from the Vessel construction in progress category to the Vessels category within Property and Equipment. Capitalized interest included in Vessel construction in progress was $17.9 million and $16.3 million at September 30, 2019 and December 31, 2018, respectively.

5.          GOODWILL AND INTANGIBLES

Goodwill by segment at September 30, 2019 and December 31, 2018 consisted of the following:

	Ocean
(In millions)	Transportation	Logistics	Total
Goodwill	$222.6	$105.2	$327.8

Intangible assets at September 30, 2019 and December 31, 2018 consisted of the following:

	September 30,	December 31,
(In millions)	2019	2018
Customer Relationships:
Ocean Transportation	$140.6	$140.6
Logistics	90.1	90.1
Total	230.7	230.7
Less: Accumulated Amortization	(52.3)	(44.0)
Total Customer Relationships, net	178.4	186.7
Trade name - Logistics	27.3	27.3
Total Intangible Assets, net	$205.7	$214.0

6.          DEBT

At September 30, 2019 and December 31, 2018, the Company’s debt consisted of the following:

	September 30,	December 31,
(In millions)	2019	2018
Private Placement Term Loans:
5.79%, payable through 2020	$7.0	$10.5
3.66%, payable through 2023	36.5	41.0
4.16%, payable through 2027	41.9	44.5
3.37%, payable through 2027	75.0	75.0
3.14%, payable through 2031	188.0	200.0
4.31%, payable through 2032	31.4	32.7
4.35%, payable through 2044	100.0	100.0
3.92%, payable through 2045	71.4	71.4
Title XI Bonds:
5.34%, payable through 2028	19.8	22.0
5.27%, payable through 2029	22.0	24.2
Revolving credit facility, maturity date of June 29, 2022	290.0	235.0
Capital leases	—	0.1
Total Debt	883.0	856.4
Less: Current portion	(48.4)	(42.1)
Total Long-term Debt	$834.6	$814.3

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

As of September 30, 2019, the Company had $168.1 million of remaining availability under the revolving credit facility. The average interest rate on borrowings under the revolving credit facility was approximately 3.73 percent during the three months ended September 30, 2019.

7.          LEASES

New Lease Accounting Standard: The Company adopted the new lease accounting standard ASC 842 on January 1, 2019, and made the following elections:

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

Upon adoption of ASC 842, the Company recorded a right-of-use asset of $251.4 million and a corresponding operating lease liability of $259.1 million. As part of the adoption, the Company recorded a net adjustment to retained earnings of $4.4 million. The adoption of ASC 842 did not have a significant impact on the Company’s current earnings, liquidity or existing debt covenant requirements. Significant assumptions and judgments made in applying the new lease accounting standard include determining the Company’s incremental borrowing rate and evaluating the probability of exercising lease options.

Description of Operating Leases: The Company has different types of operating leases, the specific terms and conditions of which vary from lease to lease. Certain operating lease agreements include terms such as: (i) renewal and early termination options; (ii) early buy-out and purchase options; and (iii) rent escalation clauses. The lease agreements also include provisions for the maintenance of the leased asset and payment of lease related costs. The Company reviews the specific terms and conditions of each lease and, as appropriate, notifies the lessor of any intent to exercise any option in accordance with the terms of the lease. In the normal course of business, the Company expects to be able to renew or replace most of its operating leases with other similar leases as they expire. Except for the residual value guarantee described below, the Company’s leases do not contain any other residual value guarantees.

The Company’s sub-lease income was nominal to the Company’s Condensed Consolidated Statements of Income and Comprehensive Income for the three and nine months ended September 30, 2019. The Company did not have any finance leases during the nine months ended September 30, 2019. Certain of the Company’s lease agreements include rental payments that may be adjusted in the future based on economic conditions and others include rental payments adjusted periodically for inflation. Variable lease expense is disclosed for the adjusted portion of such payments.

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

Components of Lease Cost: Components of lease cost recorded in the Company’s Condensed Consolidated Statement of Income and Comprehensive Income for the three and nine months ended September 30, 2019 consisted of the following:

	Three Months Ended	Nine Months Ended
	September 30,	September 30,
(In millions)	2019	2019
Operating lease cost	$18.8	$52.3
Short-term lease cost	0.9	5.8
Variable lease cost	0.1	0.3
Total lease cost	$19.8	$58.4

Other Lease Information: Other information related to the Company’s operating leases for the three and nine months ended September 30, 2019 is as follows:

	Three Months Ended	Nine Months Ended
	September 30,	September 30,
(In millions)	2019	2019
Cash paid for amounts included in operating lease liabilities	$18.9	$52.2
Right of use assets obtained in the exchange for new operating lease liabilities	$23.7	$38.9

As of
September 30, 2019
Weighted-average remaining operating lease term	7.6 years
Weighted-average incremental borrowing rate	4.3%

Maturities of operating lease liabilities at September 30, 2019 are as follows:

As of
Year (in millions)	September 30, 2019
2019	$18.9
2020	70.9
2021	49.1
2022	38.5
2023	34.8
Thereafter	92.4
Total lease payments	304.6
Less: Interest	(50.2)
Present value of operating lease liabilities	254.4
Less: Short-term portion	(64.4)
Long-term operating lease liabilities	$190.0

Future minimum payments under non-cancellable operating lease agreements at December 31, 2018 are as follows:

Year (in millions)	Total
2019	$68.3
2020	59.2
2021	44.8
2022	34.7
2023	30.5
Thereafter	83.6
Total minimum lease payments	$321.1

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

8.          ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

Changes in accumulated other comprehensive income (loss) by component, net of tax, for the nine months ended September 30, 2019 consisted of the following:

					Accumulated
			Non-		Other
		Post-	Qualified		Comprehensive
(In millions)	Pensions	Retirement	Plans	Other	Income (Loss)
Balance at December 31, 2018	$(55.8)	$21.7	$(0.1)	$(0.3)	$(34.5)
Amortization of prior service cost	(0.4)	(0.7)	—	—	(1.1)
Amortization of net loss	0.7	0.2	—	—	0.9
Balance at March 31, 2019	(55.5)	21.2	(0.1)	(0.3)	(34.7)
Amortization of prior service cost	(0.5)	(0.7)	(0.1)	0.1	(1.2)
Amortization of net loss	0.7	0.1	0.1	—	0.9
Other adjustments	—	—	—	(0.2)	(0.2)
Balance at June 30, 2019	(55.3)	20.6	(0.1)	(0.4)	(35.2)
Amortization of prior service cost	(0.4)	(0.5)	(0.1)	—	(1.0)
Amortization of net loss (gain)	1.6	(0.4)	—	—	1.2
Other adjustments	—	—	—	(0.7)	(0.7)
Balance at September 30, 2019	$(54.1)	$19.7	$(0.2)	$(1.1)	$(35.7)

Changes in accumulated other comprehensive income (loss) by component, net of tax, for the nine months ended September 30, 2018 consisted of the following:

					Accumulated
			Non-		Other
		Post-	Qualified		Comprehensive
(In millions)	Pensions	Retirement	Plans	Other	Income (Loss)
Balance at December 31, 2017	$(40.6)	$15.6	$(0.3)	$0.4	$(24.9)
Reclassification adjustment related to the Tax Act (1)	(9.2)	3.4	(0.2)	—	(6.0)
Amortization of prior service cost	(0.4)	(0.9)	—	—	(1.3)
Amortization of net loss	0.9	0.3	0.1	—	1.3
Other adjustments	—	—	—	0.2	0.2
Balance at March 31, 2018	(49.3)	18.4	(0.4)	0.6	(30.7)
Amortization of prior service cost	(0.5)	(0.5)	(0.1)	—	(1.1)
Amortization of net loss (gain)	0.9	0.2	0.1	(0.7)	0.5
Other adjustments	—	—	—	(0.3)	(0.3)
Balance at June 30, 2018	(48.9)	18.1	(0.4)	(0.4)	(31.6)
Amortization of prior service cost	(0.4)	(0.7)	—	—	(1.1)
Amortization of net loss (gain)	0.9	0.3	(0.1)	—	1.1
Other adjustments	—	—	—	0.1	0.1
Balance at September 30, 2018	$(48.4)	$17.7	$(0.5)	$(0.3)	$(31.5)
(1)	Reclassification from accumulated other comprehensive income (loss) to retained earnings for the remeasurement tax effects resulting from the Tax Act in accordance with ASU 2018-02.

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

The carrying value and fair value of the Company’s financial instruments as of September 30, 2019 and December 31, 2018 are as follows:

			Quoted Prices in	Significant	Significant
	Total		Active Markets	Observable	Unobservable
	Carrying Value	Total	(Level 1)	Inputs (Level 2)	Inputs (Level 3)
(In millions)	September 30, 2019	Fair Value Measurements at September 30, 2019
Cash and cash equivalents	$23.6	$23.6	$23.6	$—	$—
Restricted cash	8.7	8.7	8.7	—	—
Variable rate debt	290.0	290.0	—	290.0	—
Fixed rate debt	593.0	602.4	—	602.4	—

(In millions)	December 31, 2018	Fair Value Measurements at December 31, 2018
Cash and cash equivalents	$19.6	$19.6	$19.6	$—	$—
Restricted cash	4.9	4.9	4.9	—	—
Variable rate debt	235.0	235.0	—	235.0	—
Fixed rate debt	621.4	584.5	—	584.5	—

10.          EARNINGS PER SHARE

Basic earnings per share is determined by dividing net income by the weighted-average common shares outstanding during the period. The calculation of diluted earnings per share includes the dilutive effect of unexercised non-qualified stock options and non-vested restricted stock units. The computation of basic and diluted earnings per share for the three and nine months ended September 30, 2019 and 2018, are as follows:

	Three Months Ended September 30, 2019			Nine Months Ended September 30, 2019
		Weighted	Per		Weighted	Per
		Average	Common		Average	Common
	Net	Common	Share	Net	Common	Share
(In millions, except per share amounts)	Income	Shares	Amount	Income	Shares	Amount
Basic	$36.2	42.9	$0.84	$67.1	42.8	$1.57
Effect of Dilutive Securities		0.4	—		0.4	(0.02)
Diluted	$36.2	43.3	$0.84	$67.1	43.2	$1.55

	Three Months Ended September 30, 2018			Nine Months Ended September 30, 2018
		Weighted	Per		Weighted	Per
		Average	Common		Average	Common
	Net	Common	Share	Net	Common	Share
(In millions, except per share amounts)	Income	Shares	Amount	Income	Shares	Amount
Basic	$41.6	42.7	$0.97	$88.4	42.7	$2.07
Effect of Dilutive Securities		0.4	—		0.3	(0.01)
Diluted	$41.6	43.1	$0.97	$88.4	43.0	$2.06

The computation of weighted-average common shares outstanding excludes a nominal amount of anti-dilutive non-qualified stock options for each period ended September 30, 2019 and 2018.

11.          SHARE-BASED COMPENSATION

During the three and nine months ended September 30, 2019, the Company granted approximately 300 and 359,300 in total of time-based restricted stock units and performance-based shares to certain of its employees at a weighted-average grant date fair value of $36.45 and $33.59, respectively.

Total share-based compensation cost recognized in the Condensed Consolidated Statements of Income and Comprehensive Income as a component of selling, general and administrative expenses was $2.5 million and $2.7 million for the three months ended September 30, 2019 and 2018, and $8.7 million and $8.2 million for the nine months ended September 30, 2019 and 2018, respectively. Total unrecognized compensation cost related to unvested share-based compensation arrangements was $15.1 million at September 30, 2019, and is expected to be recognized over a weighted-average period of approximately 1.8 years. Total unrecognized compensation cost may be adjusted for any unearned performance shares or forfeited shares.

12.          PENSION AND POST-RETIREMENT PLANS

The Company’s pension and post-retirement plans are described in Note 11 to the Consolidated Financial Statements included in Part II, Item 8 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2018. Components of net periodic benefit cost for the Company’s qualified defined benefit pension and post-retirement plans for the three and nine months ended September 30, 2019 and 2018 consisted of the following:

	Pension Benefits		Post-retirement Benefits
	Three Months Ended September 30,		Three Months Ended September 30,
(In millions)	2019	2018	2019	2018
Components of net periodic benefit cost (benefit):
Service cost	$1.3	$1.1	$—	$0.2
Interest cost	2.4	2.1	0.1	0.3
Expected return on plan assets	(2.7)	(3.3)	—	—
Amortization of net loss (gain)	2.2	1.0	(0.5)	0.3
Amortization of prior service credit	(0.5)	(0.5)	(0.9)	(1.0)
Net periodic benefit cost (benefit)	$2.7	$0.4	$(1.3)	$(0.2)

	Pension Benefits		Post-retirement Benefits
	Nine Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2019	2018	2019	2018
Components of net periodic benefit cost (benefit):
Service cost	$3.5	$3.3	$0.3	$0.5
Interest cost	7.0	6.4	0.7	0.8
Expected return on plan assets	(9.0)	(10.1)	—	—
Amortization of net loss (gain)	4.0	3.4	(0.1)	1.1
Amortization of prior service credit	(1.7)	(1.7)	(2.8)	(2.8)
Net periodic benefit cost (benefit)	$3.8	$1.3	$(1.9)	$(0.4)

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

BUSINESS OUTLOOK

Ocean Transportation: The Company’s container volume in the Hawaii service in the third quarter 2019 was 2.1 percent lower year-over-year primarily due to negative container market growth. Hawaii’s GDP continues on a slowing growth trajectory despite resilience in key economic factors, such as construction activity and visitor traffic. However, the containerized freight market volume has not been keeping pace with GDP growth. The Company expects volume in 2019 to be lower compared to the level achieved in 2018, reflecting less containerized freight volume in Hawaii and stable market share.

In China, the Company’s container volume in the third quarter 2019 was 3.4 percent lower year-over-year primarily due to the timing of an additional sailing in the year ago period. Matson continued to realize a sizeable rate premium in the third quarter 2019 and achieved average freight rates that approximated the level achieved in the third quarter 2018. For 2019, the Company expects volume to approximate the prior year level. In the fourth quarter of 2018, the Company experienced unusually strong performance as a result of the U.S.-China trade situation. For the full year 2019, the Company expects average freight rates to approach the levels achieved in 2018.

In Guam, the Company’s container volume in the third quarter 2019 was 2.1 percent lower on a year-over-year basis. For 2019, the Company expects volume to approximate the level achieved last year and expects the highly competitive environment to remain.

In Alaska, the Company’s container volume for the third quarter 2019 was flat year-over-year. The Company experienced slightly lower northbound volume including the impact from the timing of an additional northbound sailing in the year ago period. Southbound volume was modestly higher year-over-year. For 2019, the Company expects volume to be modestly higher than the level achieved in 2018 with higher northbound volume and approximately flat southbound volume compared to the levels achieved in 2018.

The contribution in the third quarter 2019 from the Company’s SSAT joint venture investment was $0.8 million lower than the third quarter 2018. For 2019, the Company expects the contribution from SSAT to be lower primarily due to higher terminal operating costs, partially offset by higher lift volume.

As a result of the performance in the first nine months and the outlook trends noted above, the Company expects full year 2019 Ocean Transportation operating income to be approximately 25 percent lower than the $131.1 million achieved in 2018 after taking into account a full year net operating expense impact of $7.2 million associated with the sale and leaseback of MV Maunalei.

Logistics: In the third quarter 2019, operating income for the Company’s Logistics segment was $1.4 million higher compared to the operating income achieved in the third quarter 2018 with positive contributions from nearly all of the service lines. For 2019, the Company is maintaining its outlook and expects Logistics operating income to be approximately 15 to 20 percent higher than the level achieved in 2018 of $32.7 million.

Depreciation and Amortization: For the full year 2019, the Company expects depreciation and amortization expense to be approximately $135 million, inclusive of dry-docking amortization of approximately $35 million.

Other Income (Expense): The Company expects full year 2019 other income (expense) to be approximately $1 million in income, which is attributable to other component costs related to the Company’s pension and post-retirement plans.

Interest Expense: The Company expects interest expense for the full year 2019 to be approximately $25 million.

Income Taxes: In the third quarter 2019, the Company’s effective tax rate was 25.4 percent. For the full year 2019, the Company expects its effective tax rate to be approximately 26.0 percent, which excludes a positive non-cash adjustment of $2.9 million in the first quarter of 2019 related to the reversal of an expense adjustment in 2018 arising from the enactment of the Tax Cuts and Jobs Act of 2017.

Net Income and EBITDA: The Company expects net income in 2019 to decline year-over-year and expects EBITDA in 2019 to be approximately $270 million.

Capital and Vessel Dry-docking Expenditures: For the third quarter 2019, the Company made other capital expenditure payments of $24.3 million, capitalized vessel construction expenditures of $78.1 million, and dry-docking payments of $11.0 million. For the full year 2019, the Company expects to make other capital expenditure payments, including maintenance capital expenditures, of approximately $90 million, vessel construction expenditures (including capitalized interest and owner’s items) of approximately $215 million, and dry-docking payments of approximately $20 million.

CONSOLIDATED RESULTS OF OPERATIONS

Consolidated Results: Three months ended September 30, 2019, compared with 2018:

	Three Months Ended September 30,
(Dollars in millions, except per share amounts)	2019	2018	Change
Operating revenue	$572.1	$589.4	$(17.3)	(2.9)%
Operating costs and expenses	(516.9)	(530.8)	13.9	(2.6)%
Operating income	55.2	58.6	(3.4)	(5.8)%
Interest expense	(6.2)	(4.4)	(1.8)	40.9%
Other income (expense), net	(0.5)	0.7	(1.2)	(171.4)%
Income before income taxes	48.5	54.9	(6.4)	(11.7)%
Income taxes	(12.3)	(13.3)	1.0	(7.5)%
Net income	$36.2	$41.6	$(5.4)	(13.0)%
Basic earnings per share	$0.84	$0.97	$(0.13)	(13.4)%
Diluted earnings per share	$0.84	$0.97	$(0.13)	(13.4)%

Changes in operating revenue, and operating costs and expenses are further described below in the Analysis of Operating Revenue and Income by Segment.

The increase in interest expense for the three months ended September 30, 2019, compared to the three months ended September 30, 2018, was due to a lower amount of capitalized interest associated with the new vessel construction.

Other income (expense) relates to the amortization of certain components of net periodic benefit costs or gains related to the Company’s pension and post-retirement plans.

Income tax expense was $12.3 million or 25.4 percent of income before income taxes for the three months ended September 30, 2019, compared to $13.3 million or 24.2 percent of income before income taxes for the three months ended September 30, 2018. The effective tax rate for the three months ended June 30, 2019 was impacted by higher foreign taxes paid during the period.

Consolidated Results: Nine months ended September 30, 2019, compared with 2018:

	Nine Months Ended September 30,
(Dollars in millions, except per share amounts)	2019	2018	Change
Operating revenue	$1,662.4	$1,657.9	$4.5	0.3%
Operating costs and expenses	(1,558.7)	(1,524.6)	(34.1)	2.2%
Operating income	103.7	133.3	(29.6)	(22.2)%
Interest expense	(16.9)	(14.4)	(2.5)	17.4%
Other income (expense), net	0.9	1.9	(1.0)	(52.6)%
Income before income taxes	87.7	120.8	(33.1)	(27.4)%
Income taxes	(20.6)	(32.4)	11.8	(36.4)%
Net income	$67.1	$88.4	$(21.3)	(24.1)%
Basic earnings per share	$1.57	$2.07	$(0.50)	(24.2)%
Diluted earnings per share	$1.55	$2.06	$(0.51)	(24.8)%

Changes in operating revenue, and operating costs and expenses are further described below in the Analysis of Operating Revenue and Income by Segment.

The increase in interest expense for the nine months ended September 30, 2019, compared to the nine months ended September 30, 2018, was due to higher interest rates on borrowings under the revolving credit facility and a lower amount of capitalized interest associated with the new vessel construction.

Other income (expense) relates to the amortization of certain components of net periodic benefit costs or gains related to the Company’s pension and post-retirement plans.

Income tax expense was $20.6 million or 23.5 percent of income before income taxes for the nine months ended September 30, 2019, compared to $32.4 million or 26.8 percent of income before income taxes for the nine months ended September 30, 2018. In connection with the Tax Cuts and Jobs Act of 2017 (the “Tax Act”), the Company recorded a non-cash tax adjustment of $3.1 million that increased the effective tax rate for the nine months ended September 30, 2018. This adjustment related to the application of an estimated 6.2 percent sequestration on alternative minimum tax (AMT) refunds due to the Company for the years 2018 to 2021, and was based on guidance issued by the Internal Revenue Service (IRS) and emerging interpretations of the Tax Act during that period. On January 19, 2019, the IRS issued new guidance indicating that sequestration would not apply to refundable AMT credits. In accordance with this new guidance, the Company recorded a non-cash tax adjustment of $2.9 million that decreased income taxes for the nine months ended September 30, 2019. Excluding the impact of these discrete tax adjustments, the adjusted effective tax rate would be 26.8 percent for the nine months ended September 30, 2019, compared to 24.3 percent for the nine months ended September 30, 2018. The effective tax rate for the nine months ended September 30, 2019 was also impacted by higher foreign taxes paid during the period.

ANALYSIS OF OPERATING REVENUE AND INCOME BY SEGMENT

Ocean Transportation Operating Results: Three months ended September 30, 2019, compared with 2018:

	Three Months Ended September 30,
(Dollars in millions)	2019	2018	Change
Ocean Transportation revenue	$437.2	$437.3	$(0.1)	(0.0)%
Operating costs and expenses	(393.3)	(388.6)	(4.7)	1.2%
Operating income	$43.9	$48.7	$(4.8)	(9.9)%
Operating income margin	10.0%	11.1%

Volume (Forty-foot equivalent units (FEU), except for automobiles) (1)
Hawaii containers	36,700	37,500	(800)	(2.1)%
Hawaii automobiles	15,700	13,900	1,800	12.9%
Alaska containers	19,400	19,400	—	—%
China containers	17,000	17,600	(600)	(3.4)%
Guam containers	4,700	4,800	(100)	(2.1)%
Other containers (2)	4,400	4,500	(100)	(2.2)%
(1)	Approximate volumes included for the period are based on the voyage departure date, but revenue and operating income are adjusted to reflect the percentage of revenue and operating income earned during the reporting period for voyages in transit at the end of each reporting period.
(2)	Includes containers from services in various islands in Micronesia and the South Pacific, and Okinawa, Japan.

Ocean Transportation revenue decreased $0.1 million during the three months ended September 30, 2019, compared with the three months ended September 30, 2018. The decrease was primarily due to lower fuel surcharge revenue and lower Hawaii container volume, partially offset by higher freight revenue in Alaska and higher average rates in Hawaii.

On a year-over-year FEU basis, Hawaii container volume decreased 2.1 percent primarily due to negative container market growth; Alaska volume was flat with slightly lower northbound volume, including the impact from the timing of an additional northbound sailing in the year ago period, and modestly higher southbound volume; China volume was 3.4 percent lower due to the timing of an additional sailing in the year ago period; Guam volume was 2.1 percent lower; and Other containers volume decreased 2.2 percent.

Ocean Transportation operating income decreased $4.8 million, or 9.9 percent, during the three months ended September 30, 2019, compared with the three months ended September 30, 2018. The decrease was primarily due to higher terminal handling costs, higher vessel operating costs (including MV Maunalei lease expense), and lower volume in Hawaii.

The Company’s SSAT terminal joint venture investment contributed $8.4 million during the three months ended September 30, 2019, compared to a contribution of $9.2 million during the three months ended September 30, 2018. The decrease was primarily due to higher terminal operating costs, partially offset by the timing of some of the additional expense related to the early adoption of the new lease accounting standard in the second quarter and higher lift volume.

Ocean Transportation Operating Results: Nine months ended September 30, 2019, compared with 2018:

	Nine Months Ended September 30,
(Dollars in millions)	2019	2018	Change
Ocean Transportation revenue	$1,250.5	$1,223.2	$27.3	2.2%
Operating costs and expenses	(1,177.5)	(1,113.5)	(64.0)	5.7%
Operating income	$73.0	$109.7	$(36.7)	(33.5)%
Operating income margin	5.8%	9.0%

Volume (Forty-foot equivalent units (FEU), except for automobiles) (1)
Hawaii containers	109,300	111,800	(2,500)	(2.2)%
Hawaii automobiles	49,400	46,700	2,700	5.8%
Alaska containers	54,600	54,200	400	0.7%
China containers	47,100	45,400	1,700	3.7%
Guam containers	14,600	14,500	100	0.7%
Other containers (2)	12,700	11,300	1,400	12.4%
(1)	Approximate volumes included for the period are based on the voyage departure date, but revenue and operating income are adjusted to reflect the percentage of revenue and operating income earned during the reporting period for voyages in transit at the end of each reporting period.
(2)	Includes containers from services in various islands in Micronesia and the South Pacific, and Okinawa, Japan.

Ocean Transportation revenue increased $27.3 million, or 2.2 percent, during the nine months ended September 30, 2019, compared with the nine months ended September 30, 2018. The increase was primarily due to higher revenue in Alaska, higher average rates in Hawaii, and higher revenue in China, partially offset by lower Hawaii container volume.

On a year-over-year FEU basis, Hawaii container volume decreased 2.2 percent primarily due to negative container market growth and weather-related impacts in the first quarter of 2019; Alaska volume increased by 0.7 percent primarily due to higher northbound volume, partially offset by lower northbound volume related to the dry-docking of a competitor’s vessel in the year ago period; China volume was 3.7 percent higher primarily due to stronger volume post Lunar New Year; Guam volume was 0.7 percent higher; and Other containers volume increased 12.4 percent primarily due to the Okinawa service.

Ocean Transportation operating income decreased $36.7 million, or 33.5 percent, during the nine months ended September 30, 2019, compared with the nine months ended September 30, 2018. The decrease was primarily due to higher vessel operating costs (including MV Maunalei lease expense), higher terminal handling costs, a lower contribution from SSAT, and lower container volume in Hawaii, partially offset by a higher contribution from the Alaska and China services.

The Company’s SSAT terminal joint venture investment contributed $17.8 million during the nine months ended September 30, 2019, compared to a contribution of $28.8 million during the nine months ended September 30, 2018. The decrease was primarily due to higher terminal operating costs and the absence of favorable one-time items in the year ago nine months period.

Logistics Operating Results: Three months ended September 30, 2019, compared with 2018:

	Three Months Ended September 30,
(Dollars in millions)	2019	2018	Change
Logistics revenue	$134.9	$152.1	$(17.2)	(11.3)%
Operating costs and expenses	(123.6)	(142.2)	18.6	(13.1)%
Operating income	$11.3	$9.9	$1.4	14.1%
Operating income margin	8.4%	6.5%

Logistics revenue decreased $17.2 million, or 11.3 percent, during the three months ended September 30, 2019, compared with the three months ended September 30, 2018. The decrease was primarily due to lower transportation brokerage revenue.

Logistics operating income increased $1.4 million, or 14.1 percent, for the three months ended September 30, 2019, compared with the three months ended September 30, 2018. The increase was due primarily to a higher contribution from freight forwarding.

Logistics Operating Results: Nine months ended September 30, 2019, compared with 2018:

	Nine Months Ended September 30,
(Dollars in millions)	2019	2018	Change
Logistics revenue	$411.9	$434.7	$(22.8)	(5.2)%
Operating costs and expenses	(381.2)	(411.1)	29.9	(7.3)%
Operating income	$30.7	$23.6	$7.1	30.1%
Operating income margin	7.5%	5.4%

Logistics revenue decreased $22.8 million, or 5.2 percent, during the nine months ended September 30, 2019, compared with the nine months ended September 30, 2018. The decrease was primarily due to lower transportation brokerage revenue, partially offset by higher freight forwarding revenue.

Logistics operating income increased $7.1 million, or 30.1 percent, for the nine months ended September 30, 2019, compared with the nine months ended September 30, 2018. The increase was due primarily to higher contributions from freight forwarding and transportation brokerage.

LIQUIDITY AND CAPITAL RESOURCES

Sources of Liquidity: Sources of liquidity available to the Company at September 30, 2019, compared to December 31, 2018 were as follows:

	September 30,	December 31,
(In millions)	2019	2018	Change
Cash and cash equivalents	$23.6	$19.6	$4.0
Restricted cash	$8.7	$4.9	$3.8
Accounts receivable, net (1)	$223.9	$223.7	$0.2
(1)	As of September 30, 2019 and December 31, 2018, $1.7 million and $1.0 million, respectively, of eligible accounts receivable were assigned to the CCF (see Note 2 of the Condensed Consolidated Financial Statements).

Cash, Cash Equivalents and Restricted Cash: Significant changes in the Company’s cash, cash equivalents and restricted cash for the nine months ended September 30, 2019, compared to the nine months ended September 30, 2018 are as follows:

	Nine Months Ended September 30,
(In millions)	2019	2018	Change
Net cash provided by operating activities (1)	$180.4	$203.0	$(22.6)
Net cash used in investing activities (2)	(168.3)	(231.4)	63.1
Net cash (used in) provided by financing activities (3)	(4.3)	20.7	(25.0)
Net increase (decrease) in cash, cash equivalents and restricted cash	7.8	(7.7)	15.5
Cash, cash equivalents and restricted cash, beginning of the period	24.5	19.8	4.7
Cash, cash equivalents and restricted cash, end of the period	$32.3	$12.1	$20.2

(1) Change in net cash provided by operating activities:

Changes in net cash provided by operating activities for the nine months ended September 30, 2019, compared to the nine months ended September 30, 2018, were due to the following:

(In millions)	Change
Net income from operations	$(21.3)
Non-cash deferred income taxes	(4.6)
Equity in income from Terminal Joint Venture	11.0
Distributions from Terminal Joint Venture	(27.3)
Accounts receivable, net	45.9
Prepaid expenses and other assets	22.3
Accounts payable, accruals and other liabilities	(36.5)
Deferred dry-docking payments	(7.4)
Deferred dry-docking amortization	(1.6)
Other long-term liabilities	(3.1)
Total	$(22.6)

The change in equity in income and distributions from the Terminal Joint Venture results from a decrease in the Company’s share of income from the Terminal Joint Venture to $17.8 million during the nine months ended September 30, 2019, compared to $28.8 million for the nine months ended September 30, 2018, while distributions from the Terminal Joint Venture decreased to $14.7 million for the nine months ended September 30, 2019, compared to $42.0 million for the nine months ended September 30, 2018. Changes in accounts receivable were primarily due to the timing of billings and collections associated with those receivables. The increase in prepaid expenses and other assets primarily related to an income tax refund received during the nine months ended September 30, 2019, and the timing of prepayments and other assets. Changes in accounts payable, accruals and other liabilities were primarily due to the timing of payments associated with those liabilities.

(2) Change in net cash used in investing activities:

Changes in net cash used in investing activities for the nine months ended September 30, 2019, compared to the nine months ended September 30, 2018, were due to the following:

(In millions)	Change
Capitalized vessel construction expenditures	$113.9
Cash deposits into CCF	178.4
Withdrawals from CCF	(179.3)
Other capital expenditures	(18.0)
Proceeds from disposal of property and equipment, net	(28.2)
Proceeds from sale of other investments	(3.7)
Total	$63.1

Capitalized vessel construction expenditures (including capitalized interest) were $108.7 million for the nine months ended September 30, 2019, compared to $222.6 million for the nine months ended September 30, 2018. Capitalized vessel construction expenditures relate to progress payments for the construction of new vessels, capitalized interest and owner’s items. Changes in cash deposits into CCF and withdrawals from CCF primarily relate to the timing of when deposits are made into the CCF, and when the subsequent withdrawals are made out of the CCF for the purposes of vessel construction progress payments. Other capital expenditures payments were $62.7 million for the nine months ended September 30, 2019, compared to $44.7 million for the nine months ended September 30, 2018. The increase in other capital expenditures is primarily due to the timing of certain capital project activities incurred during 2019 as compared to 2018. The decrease in proceeds from disposal of property and equipment is primarily due to sale and leaseback of chassis and container equipment previously owned by the Company during the nine months ended September 30, 2018. There were no sale and leaseback activities during the nine months ended September 30, 2019. The decrease in proceeds from sale of other investments of $3.7 million related to the surrender of life insurance policies during the nine months ended September 30, 2018. There was no sale of other investments during the nine months ended September 30, 2019.

(3) Change in net cash (used in) provided by financing activities:

Changes in net cash (used in) provided by financing activities for the nine months ended September 30, 2019, compared to the nine months ended September 30, 2018, were due to the following:

(In millions)	Change
Repayments of fixed interest debt and capital leases	$(11.4)
Borrowings under revolving credit facility, net	(13.0)
Dividends paid	(1.4)
Change in other payments, net	0.8
Total	$(25.0)

During the nine months ended September 30, 2019, the Company paid $28.4 million in scheduled fixed debt and capital lease payments compared to $17.0 million during the nine months ended September 30, 2018. During the nine months ended September 30, 2019, the Company increased net borrowings under the revolving credit facility by $55.0 million, compared to $68.0 million during the nine months ended September 30, 2018. Borrowings from the Company’s revolving credit facility were primarily used to fund progress payments related to the construction of new vessels. During the nine months ended September 30, 2019, the Company paid $27.7 million in dividends, compared to $26.3 million during the nine months ended September 30, 2018. The increase in dividend payments resulted from an increase in dividends declared per share of common stock by the Company.

Debt: Total debt as of September 30, 2019 and December 31, 2018 is as follows:

	September 30,	December 31,
(In millions)	2019	2018	Change
Revolving credit facility	$290.0	$235.0	$55.0
Fixed interest debt	593.0	621.4	(28.4)
Total Debt	$883.0	$856.4	$26.6

Total debt increased by $26.6 million during the nine months ended September 30, 2019. The increase in the Company’s revolving credit facility was primarily due to the funding of progress payments related to the construction of new vessels during the nine months ended September 30, 2019. The reduction in fixed interest debt was due to scheduled debt payments made during the nine months ended September 30, 2019.

As of September 30, 2019, the Company had $168.1 million of availability under the revolving credit facility, with a maturity date of June 29, 2022. The Company’s debt is described in Note 8 to the Consolidated Financial Statements included in Part II, Item 8 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2018, which is incorporated herein by reference.

Working Capital: The Company had a working capital deficiency of $138.2 million and $52.4 million at September 30, 2019 and December 31, 2018, respectively. The increase in working capital deficiency at September 30, 2019 is partially due to the recording of the short-term portion of operating lease liabilities of $64.4 million as of September 30, 2019, in accordance with the adoption of the new lease accounting standard ASC 842. Working capital is also impacted by the timing of billings and collections associated with accounts receivable and other assets, and the timing of payments associated with accounts payable, accruals and other liabilities.

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

OTHER MATTERS

The Company’s third quarter 2019 cash dividend of $0.22 per share was paid on September 5, 2019. On October 25, 2019, the Company’s Board of Directors declared a cash dividend of $0.22 per share payable on December 5, 2019.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures.

The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this report. Based on such evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that, as of September 30, 2019, the Company’s disclosure controls and procedures are effective.

Changes in Internal Control Over Financial Reporting.

There were no changes in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the three months ended September 30, 2019, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

MATSON, INC.
(Registrant)

Date: November 8, 2019	/s/ Joel M. Wine
Joel M. Wine
Senior Vice President and
Chief Financial Officer

Date: November 8, 2019	/s/ Kevin L. Stuck
Kevin L. Stuck
Vice President and Controller
(principal accounting officer)