Form 10-K
period 2019-12-31
Matson, Inc.
filed 2020-02-28
CIK 3453

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2019

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

None

Number of shares of Common Stock outstanding at February 24, 2020:

43,040,657

Aggregate market value of Common Stock held by non-affiliates at June 30, 2019:

$1,642,293,968

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ⌧ No ◻

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ◻ No ⌧

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ⌧ No ◻

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ⌧ No ◻

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definition of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☒	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☐
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ◻

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Documents Incorporated By Reference

The following document is incorporated by reference in Part III of the Annual Report on Form 10-K to the extent described therein: Proxy statement for the annual meeting of shareholders of Matson, Inc. to be held April 23, 2020.

i

MATSON, INC.

FORM 10-K

Annual Report for the Fiscal Year

Ended December 31, 2019

PART I

ITEM 1. BUSINESS

A.	COMPANY OVERVIEW

Matson, Inc., a holding company incorporated in the State of Hawaii, and its subsidiaries (“Matson” or the “Company”), is a leading provider of ocean transportation and logistics services. The Company consists of two segments, Ocean Transportation and Logistics. For financial information by segment for the three years ended December 31, 2019, see Note 3 to the Consolidated Financial Statements in Item 8 of Part II below.

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

Matson has a 35 percent ownership interest in SSA Terminals, LLC, a joint venture between Matson Ventures, Inc., a wholly-owned subsidiary of MatNav, and SSA Ventures, Inc., a subsidiary of Carrix, Inc. (“SSAT”). SSAT provides terminal and stevedoring services to various carriers at eight terminal facilities on the U.S. West Coast, including four facilities dedicated for MatNav’s use. Matson records its share of income from SSAT in costs and expenses in the Consolidated Statements of Income and Comprehensive Income, and within the Ocean Transportation segment due to the nature of SSAT’s operations.

Logistics: Matson’s Logistics business is conducted through Matson Logistics, Inc. (“Matson Logistics”), a wholly-owned subsidiary of MatNav. Established in 1987, Matson Logistics is an asset-light business that provides a variety of logistics services to its customers including: (i) multimodal transportation brokerage of domestic and international rail intermodal services, long-haul and regional highway trucking services, specialized hauling, flat-bed and project services, less-than-truckload services, and expedited freight services (collectively, “Transportation Brokerage” services); (ii) less-than-container load (“LCL”) consolidation and freight forwarding services (collectively, “Freight Forwarding” services); (iii) warehousing and distribution services; and (iv) supply chain management, non-vessel operating common carrier (“NVOCC”) freight forwarding and other services.

Our Mission and Vision:

Our mission is to move freight better than anyone. Our vision is to create value for our shareholders by:

◾	Being our customers’ first choice,
◾	Leveraging our core strengths to drive growth and increase profitability,
◾	Improving the communities in which we work and live,
◾	Being an environmental leader in our industry, and
◾	Being a great place to work.

B.	BUSINESS DESCRIPTION

(1)	OCEAN TRANSPORTATION SEGMENT

Ocean Transportation Services:

Matson’s Ocean Transportation segment provides the following services:

Hawaii Service: Matson’s Hawaii service provides ocean carriage (lift-on/lift-off, roll-on/roll-off and conventional services) between the ports of Long Beach and Oakland, California; Seattle, Washington; and Honolulu, Hawaii. Matson also operates a network of inter-island barges that provide connecting services from its hub at Honolulu, Oahu to other major Hawaii ports on the islands of Hawaii, Maui and Kauai. Matson is the largest carrier of ocean cargo between the U.S. West Coast and Hawaii.

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

China Service: Matson’s expedited China-Long Beach Express (“CLX”) is part of an integrated service that carries cargo from Long Beach, California to Honolulu, Hawaii, to Guam, and then to Okinawa, Japan. The vessels continue to Ningbo and Shanghai, China, where they are loaded with cargo to be discharged primarily in Long Beach, California. These vessels also carry cargo destined for Hawaii which originated in Guam, Micronesia, Japan and China. Matson provides container transshipment services from many locations in Asia including Hong Kong and Xiamen, China to the ports of Ningbo and Shanghai, China.

Eastbound cargo from China to Long Beach, California consists mainly of garments, footwear, e-commerce and other retail merchandise. Westbound cargo to China and other destinations in Asia consists mainly of recycling materials.

Guam Service: Matson’s Guam service provides weekly carriage between the U.S West Coast and Guam, as part of its expedited CLX service. Matson also provides weekly connecting service from Guam to the Commonwealth of the Northern Mariana Islands. Cargo destined to these markets is similar to that described in the “Hawaii Service” section above.

Japan Service: Matson’s Japan service provides carriage to the port of Naha in Okinawa, Japan, as part of its expedited CLX service. This service carries mainly general sustenance cargo and household goods supporting the U.S. military.

Micronesia Service: Matson’s Micronesia service provides carriage between the U.S. West Coast and the islands of Kwajalein, Ebeye and Majuro in the Republic of the Marshall Islands, the islands of Yap, Pohnpei, Chuuk and Kosrae in the Federated States of Micronesia, and the Republic of Palau. Cargo destined for these locations is transshipped through Guam and consists mainly of general sustenance cargo.

Alaska Service: Matson’s Alaska service provides ocean carriage (lift-on/lift-off and conventional services) between the port of Tacoma, Washington, and the ports of Anchorage, Kodiak and Dutch Harbor, Alaska. Matson also provides a barge service between Dutch Harbor and Akutan in Alaska, and transportation services to other locations in Alaska including the Kenai Peninsula, Fairbanks and the North Slope.

Northbound cargo to Alaska includes dry containers of mixed commodities, refrigerated commodities, packaged foods and beverages, retail merchandise, household goods and automobiles. Southbound cargo from Alaska primarily consists of seafood, household goods and automobiles.

South Pacific Service: Matson’s New Zealand Express (“NZX”) service provides carriage of general sustenance cargo between Auckland, New Zealand and select islands in the South Pacific, including Fiji (Suva and Lautoka), Samoa (Apia), American Samoa (Pago Pago), the Cook Islands (Rarotonga and Aitutaki), Tonga (Nukualofa and Vava’u), and Niue. Matson’s NZX service also provides transshipment services to the islands of Nauru and the Solomon Islands

(Honiara). Additionally, Matson provides slot charter arrangements for the transportation of cargo from major ports on the east coast of Australia to ports in the South Pacific islands. The NZX service also distributes and sells domestic bulk fuel to a variety of these islands.

Matson’s South Pacific Express (“SPX”) service provides carriage of general sustenance cargo from the U.S. West Coast to ports in the South Pacific islands using vessel sharing agreements with other carriers. The SPX service provides direct calls to Tahiti (Papeete), American Samoa (Pago Pago) and Samoa (Apia) in the South Pacific. Cargo destined for other ports including Tonga (Nukualofa) and the Cook Islands (Rarotonga and Aitutaki) is then transshipped in Apia, Samoa to the NZX service for delivery to its final destination. Northbound SPX cargo originating in the South Pacific is transshipped from the NZX with other carriers to the U.S. West Coast. Cargo destined for Hawaii or Seattle is further transshipped in Oakland, California for delivery to its final destination.

Terminal and Other Related Services:

Matson provides container stevedoring, refrigerated cargo services, inland transportation, container equipment maintenance and other terminal services (collectively, “terminal services”) at terminals located on the Hawaiian islands of Oahu, Hawaii, Maui and Kauai; and in the Alaska terminal locations of Anchorage, Kodiak and Dutch Harbor.

SSAT provides terminal and stevedoring services to various carriers at eight terminal facilities on the U.S. West Coast, including four facilities dedicated for MatNav’s use, in Long Beach and Oakland, California; and in Seattle and Tacoma, Washington.

Matson utilizes the services of other third-party terminal operators at all of the other ports served by its vessels.

Vessel Management Services:

Matson contracts with the U.S. Department of Transportation to provide vessel management services to manage and maintain three Ready Reserve Force vessels on behalf of the U.S. Department of Transportation Maritime Administration.

Vessel Information:

Vessels:

Matson’s fleet includes both owned and chartered vessels. Matson’s owned vessels represent an investment of approximately $1.7 billion. The majority of Matson’s owned vessels are U.S. flagged and Jones Act qualified vessels, and operate in the Hawaii, China, Guam, Japan, Micronesia and Alaska services. Details of Matson’s active and reserve vessels, and vessel under construction as of December 31, 2019 are as follows:

			Usable Cargo Capacity
			Containers		Vehicles			Maximum	Maximum
	Owned/	Official		Reefer		Year		Speed	Deadweight
Name of Vessels (1)	Chartered	Number	TEUs (2)	Slots	Autos	Built	Length	(Knots)	(Long Tons)
Diesel-Powered
DANIEL K. INOUYE (3)	Owned	1274136	3,220	408	—	2018	854’ 0”	23.5	50,794
KAIMANA HILA (3)	Owned	1274135	3,220	408	—	2019	854’ 0”	23.5	53,747
LURLINE (3)(8)	Owned	1274143	2,750	432	500	2019	869’ 5”	23.0	50,562
MANOA (3)	Owned	651627	2,824	408	—	1982	860’ 2”	23.0	30,187
MAHIMAHI (3)	Owned	653424	2,824	408	—	1982	860’ 2”	23.0	30,167
MANULANI (3)	Owned	1168529	2,378	284	—	2005	712’ 0”	23.0	29,517
MAUNAWILI (3)	Owned	1153166	2,378	326	—	2004	711’ 9”	23.0	29,517
MANUKAI (3)	Owned	1141163	2,378	326	—	2003	711’ 9”	23.0	29,517
R.J. PFEIFFER (3)	Owned	979814	2,245	300	—	1992	713’ 6”	23.0	27,100
MOKIHANA (3)	Owned	655397	1,994	354	1,323	1983	860’ 2”	23.0	29,484
MAUNALEI (3)	Chartered	1181627	1,992	328	—	2006	681’ 1”	22.1	33,771
MATSON KODIAK (3)	Owned	910308	1,668	280	—	1987	710’ 0”	20.0	37,473
MATSON ANCHORAGE (3)	Owned	910306	1,668	280	—	1987	710’ 0”	20.0	37,473
MATSON TACOMA (3)	Owned	910307	1,668	280	—	1987	710’ 0”	20.0	37,473
KAMOKUIKI (4)	Owned	9232979	707	100	—	2000	433’ 9”	17.5	8,509
OLOMANA (5)	Chartered	9184225	645	120	—	2004	388’ 7”	14.0	8,200
IMUA II (5)(10)	Chartered	9184237	630	90	—	2005	388’ 6”	15.0	8,071
LILOA II (5)	Chartered	9184249	630	90	—	2004	388’ 6”	15.0	8,071
PAPA MAU (5)	Owned	1559	521	68	—	1999	381’ 5”	14.0	5,364

Barges
MAUNA LOA (3)	Chartered	1247426	500	78	—	2013	362’ 6”	—	12,678
HALEAKALA (3)(6)	Owned	676972	335	78	—	1984	350’ 0”	—	4,658
ILIULIUK BAY (3)(6)	Chartered	1249384	178	—	—	2013	250’ 0”	—	4,138
WAIALEALE (3)(7)	Owned	978516	—	36	230	1991	345’ 0”	—	5,621

Vessel under Construction
MATSONIA (3)(9)	Owned	1274123	2,750	432	500	2020	869’ 5”	23.0	50,562
(1)	Excludes inactive vessels (SS Lihue, SS Kauai and SS Matsonia).
(2)	Twenty-foot Equivalent Units (“TEU”) is a standard measure of cargo volume correlated to a standard 20-foot dry cargo container.
(3)	U.S. flagged and Jones Act qualified vessel or barge.
(4)	U.S. flagged vessel.
(5)	Foreign flagged vessel.
(6)	Lift-on/lift-off barge equipped with a crane.
(7)	Roll-on/roll-off barge.
(8)	Commenced active service in January 2020.
(9)	Expected delivery date during the fourth quarter of 2020.
(10)	Vessel is sub-chartered to another shipping company commencing January 2020.

Fleet Renewal Program:

Matson has invested approximately $0.9 billion in the construction of four new vessels. The two Aloha Class containerships, Daniel K. Inouye and Kaimana Hila, commenced active service in November 2018 and April 2019, respectively. The first of two Kanaloa Class combination container and roll-on/roll-off vessels, Lurline, commenced active service in January 2020. Delivery of the second Kanaloa Class vessel, Matsonia, is expected during the fourth quarter of 2020.

With the delivery of Lurline, Matson returned to a nine-ship deployment serving the Hawaii market commencing in early January of 2020.

Vessel Emission Regulations:

Being a leader in environmental stewardship is one of Matson’s core values.  Matson vessels transit through some of the most environmentally sensitive areas in the United States including the Hawaiian Islands and the coasts of California, Oregon, Washington and Alaska.  Matson is focused in particular on reducing transportation emissions, including carbon dioxide, nitrous oxide, particulate matter and sulfur dioxide through improvements in vessel fuel consumption and the development of more fuel-efficient transportation solutions.  Matson further contributes positively to the environment by testing and deploying leading technologies as the fleet is modernized.

The International Maritime Organization (“IMO”), to which the U.S. and over 100 other countries are signatories, is a specialized agency of the United Nations that sets international environmental standards applicable to vessels operating under the flag of any signatory country.  Effective January 1, 2020, the IMO has imposed regulations that generally require all vessels to burn fuel oil with a maximum sulfur content of ≤0.5 percent (“IMO 2020”).  There are three main options for a vessel to meet the new IMO 2020 requirements: (1) burn low sulfur fuel oil (“LSFO”), (2) install exhaust gas cleaning systems (commonly referred to as “scrubbers”) on vessels to purify high sulfur fuel oil (“HSFO”), or (3) switch to lower emission fuels such as liquefied natural gas (“LNG”), which requires converting existing vessels or constructing new vessels with LNG-compatible engines and fuel tanks.  With respect to North America, all waters, with certain limited exceptions, within 200 nautical miles of U.S. and Canadian coastlines have been designated emission control areas (“ECAs”).  Since January 1, 2015, U.S. Environmental Protection Agency regulations have reduced the fuel oil maximum sulfur content in designated ECAs to ≤0.1 percent.

All of Matson’s vessels in the Alaska and Hawaii services are compliant with IMO 2020 and ECA regulations and can use LSFO.  In the Alaska service, Matson has installed scrubbers on its three diesel-powered vessels to allow them to use HSFO and still comply with IMO 2020 and ECA regulations.  In the Hawaii service, Matson has announced plans to install scrubbers on six diesel-powered vessels to allow them to use HSFO and comply with IMO 2020 and ECA regulations.  Installation of scrubbers on the first two of these vessels was completed during 2019, with the remaining four expected to be completed during 2020.  Matson’s new Aloha and Kanaloa Class vessels burn compliant LSFO.  These new vessels are also equipped with dual-fuel engines and can be converted to run on LNG.  All of Matson’s other vessels will use LSFO to meet IMO 2020 and ECA emission standards.

Hawaii Terminal Expansion and Modernization Program:

During 2020, Matson expects to complete the first phase of renovating its terminal facility at Sand Island, Honolulu, Hawaii. The first phase involves the investment of approximately $60 million and includes the installation of three new 65 long-ton capacity gantry cranes and modifications to upgrade three existing cranes. The first phase also includes upgrades in electrical infrastructure and other modifications to the Sand Island terminal.

Additional phases are expected to be completed from 2021 through 2024 as part of a broader terminal expansion and modernization program at Matson’s Sand Island terminal.

Ocean Transportation Equipment:

As a complement to its fleet of vessels, Matson has a variety of equipment including cranes, containers and chassis which represents an investment of approximately $0.5 billion as of December 31, 2019. Matson also leases containers, chassis and other equipment under various operating lease agreements.

Operating Costs:

Major components of Matson’s Ocean Transportation operating costs are as follows:

Direct Cargo Expense includes terminal handling costs, purchased outside transportation and other related costs.

Vessel Operating Expense includes crew wages and related costs; fuel consumption, pilot, tugs and line related costs; vessel charter expenses; and other vessel related expenses. Matson purchases fuel oil, lubricants and gasoline for its operations and also pays fuel-related surcharges to other third party transportation providers.

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

Foreign-flag vessels carrying cargo to Hawaii from non-U.S. locations also provide alternatives for companies shipping to Hawaii. Other competitors in the Hawaii service include proprietary operators and contract carriers of bulk cargo. Airfreight competition for time-sensitive cargo exists; however, cargo volume has been limited primarily due to the cost of airfreight transportation.

Matson vessels are operated on schedules that provide customers, shippers and consignees fixed day-of-the-week sailings from the U.S. West Coast as well as fixed day-of-the-week arrivals in Hawaii. Matson offers five westbound departures per week, though this amount may be adjusted according to market conditions. One of Matson’s westbound sailings each week continues from Honolulu on to Guam, Japan and China. Matson offers two weekly eastbound departures from Honolulu to the U.S. Mainland. These sailings call on three U.S. West Coast ports each week. Matson’s frequent sailings permit customers to reduce inventory carrying costs. Matson also competes by offering a more comprehensive service to customers, including: service to and from the three largest U.S. West Coast ports; the most efficient terminal network on the U.S. West Coast provided by SSAT; a dedicated inter-island barge network; a world-class customer service team; and its efficiency and experience in handling cargo of all types.

Alaska Service: Matson’s Alaska service has one major U.S. flag Jones Act competitor, Totem Ocean Trailer Express, Inc., which operates a roll-on/roll off service between Tacoma, Washington and Anchorage, Alaska. There are also two U.S. flag Jones Act barge operators, Alaska Marine Lines, which mainly provides services from Seattle, Washington to the ports of Anchorage and Dutch Harbor, and other locations in Alaska, and Samson Tug & Barge, which mainly serves Western Alaska and other locations. The barge operators have historically shipped lower value commodities that can accommodate a longer transit time, as well as construction materials and other cargo that are not conducive to movement in containers. Foreign-flag vessels provide alternatives for companies shipping cargo (mainly seafood) from the Alaska ports of Kodiak and Dutch Harbor.

Matson offers customers twice weekly scheduled service from Tacoma, Washington to Anchorage and Kodiak, Alaska and weekly service to Dutch Harbor, Alaska. The Company also provides a barge service between Dutch Harbor and Akutan in Alaska. Matson is the only Jones Act containership operator providing service to Kodiak and Dutch Harbor in Alaska, which are the primary loading ports for southbound seafood. Matson offers dedicated terminal services at the Alaska ports of Anchorage, Kodiak and Dutch Harbor performed by MatNav, and at the port of Tacoma, Washington performed by SSAT.

China Service: Major competitors to Matson’s China service include large international carriers such as ONE (formerly “K” Line, NYK Line and MOL), Maersk, CMA CGM and its subsidiary APL, Evergreen, COSCO and SM Line.

Matson competes by offering a fast and reliable service from the ports of Ningbo and Shanghai in China to Long Beach, California, providing fixed day arrivals and next-day cargo availability. Matson’s service is further differentiated by offering a dedicated marine terminal in Long Beach, California operated by SSAT, an off-dock container yard providing fast truck turn times, dedicated chassis, one-stop intermodal connections, and providing world-class customer service.

Matson has offices located in Hong Kong, Shenzhen, Xiamen, Ningbo and Shanghai, and has contracted with terminal operators in Ningbo and Shanghai.

Guam Service: Matson’s Guam service has one major competitor, APL, which operates a weekly U.S. flagged container feeder service connecting the U.S. West Coast to Guam and Saipan, via transshipments over Yokohama, Japan. Waterman operates a roll-on/roll-off service, which periodically calls at Guam. There are also several foreign carriers, including APL, that call at Guam from foreign origin ports.

Japan Service: Matson’s Japan service competes primarily with APL, which operates a weekly U.S. flagged containership service from the U.S. West Coast to the port of Naha, Okinawa, Japan.

Micronesia and South Pacific Services: Matson’s Micronesia and South Pacific services have competition from a variety of local and international carriers that provide freight services to the area.

Customer Concentration:

Matson serves customers in numerous industries and carries a wide variety of cargo, mitigating its dependence upon any single customer or single type of cargo. In 2019, 2018 and 2017, the Company’s 10 largest Ocean Transportation customers accounted for approximately 23 percent, 24 percent and 23 percent of the Company’s Ocean Transportation revenue, respectively. None of these customers individually account for more than 10 percent of Matson’s Ocean Transportation operating revenues. For additional information on Ocean Transportation revenues for the years ended December 31, 2019, 2018 and 2017, see Note 2 to the Consolidated Financial Statements in Item 8 of Part II below.

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

During the years ended December 31, 2019, 2018 and 2017, approximately 72 percent of Matson’s Ocean Transportation revenues came from the Hawaii and Alaska trades that were subject to the Jones Act. Matson’s Hawaii and Alaska trade routes are included within the non-contiguous Jones Act market. Hawaii, as an island economy, and Alaska due to its geographical location, are both dependent on ocean transportation. The Jones Act ensures frequent, reliable, roundtrip service to these locations. Matson’s vessels operating in these trade routes are Jones Act qualified.

Matson is a member of the American Maritime Partnership (“AMP”) which supports the retention of the Jones Act and similar cabotage laws. The Jones Act has broad support from both houses of Congress. Matson believes that the ongoing war on terrorism and geopolitical environment have further solidified political support for U.S. flagged vessels because a vital and dedicated U.S. merchant marine is a cornerstone for a strong homeland defense, as well as a critical source of trained U.S. mariners for wartime support. AMP seeks to inform elected officials and the public about the economic, national security, commercial, safety and environmental benefits of the Jones Act and similar cabotage laws. Repeal of the Jones Act would allow foreign-flag vessel operators that do not have to abide by all U.S. laws and regulations to sail between U.S. ports in direct competition with Matson and other U.S. domestic operators that must comply with all such laws and regulations.

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

Rate Regulations and Fuel-Related Surcharges:

Matson is subject to the jurisdiction of the Surface Transportation Board with respect to its domestic ocean rates. A rate in the non-contiguous domestic trade is presumed reasonable and will not be subject to investigation if the aggregate of increases and decreases is not more than 7.5 percent above, or more than 10 percent below, the rate in effect one year before the effective date of the proposed rate, subject to increase or decrease by the percentage change in the U.S. Producer Price Index. Matson generally provides a 30-day notice to customers of any increases in general rates and other charges, and passes along decreases as soon as possible.

Matson’s Ocean Transportation services engaged in U.S.-foreign commerce are subject to the jurisdiction of the Federal Maritime Commission (“FMC”). The FMC is a federal independent regulatory agency that is responsible for the regulation of international oceanborne transportation to and from the U.S.

Matson applies a fuel-related surcharge rate to its Ocean Transportation customers. Changes in the fuel-related surcharge levels are correlated to market rates for bunker fuel prices along with other factors related to fuel expense recovery.

Other Environmental Regulations:

In addition to the vessel emission regulations discussed above, Matson’s operations are required to comply with other environmental regulations and requirements including the Oil Pollution Act of 1990, the Comprehensive Environmental Response Compensation & Liability Act of 1980, the Rivers and Harbors Act of 1899, the Clean Water Act, the Invasive Species Act and the Clean Air Act. The Company actively monitors its operations to ensure compliance with these and other regulations.

For more information on Matson’s environmental stewardship initiatives, including its environmental goals, see https://www.matson.com/corporate/about_us/environmental.html. The contents of our website are not incorporated by reference into this Form 10-K.

(2)	LOGISTICS SEGMENT

Logistics Services:

Matson Logistics provides the following services:

Transportation Brokerage Services:  Matson Logistics provides intermodal rail, highway, and other third-party logistics services for North American customers and international ocean carrier customers, including MatNav.  Matson Logistics strives to reduce transportation costs for its customers through volume purchases of rail, motor carrier and ocean transportation services, augmented by services such as shipment tracking and tracing, and single-vendor invoicing. Matson Logistics operates customer service centers and has sales offices throughout North America.

Freight Forwarding Services: Matson Logistics provides LCL consolidation and freight forwarding services primarily to the Alaska market through its wholly owned subsidiary, Span Intermediate, LLC (“Span Alaska”). Span Alaska’s business aggregates LCL freight at its cross-dock facility in Auburn, Washington for consolidation and shipment to a network of cross-dock facilities in Alaska. Span Alaska also provides trucking services to its Auburn cross-dock facility and from its Alaska based cross-dock facilities to final customer destinations in Alaska.

Warehousing and Distribution Services:  Matson Logistics operates two warehouses in Georgia and two warehouses in Northern California providing warehousing, value-added packaging and distribution services.

Supply Chain Management and Other Services:  Matson Logistics provides customers with a variety of logistics services including purchase order management, customs brokerage, LCL and full container load NVOCC freight forwarding services. Matson Logistics operates a customer service center in Shanghai, China to support its supply chain operations in North America, China and other locations.

Investment in Anchorage Service Center:

During the fourth quarter of 2019, Span Alaska completed the construction of a new 54,000 square foot cross-dock facility (“Anchorage Service Center”) to consolidate its Anchorage operations that previously operated from two smaller leased facilities. The Anchorage Service Center is expected to improve Span Alaska’s operating efficiency while providing additional capacity for long-term growth.

Operating Costs:

Matson Logistics’ operating costs primarily consist of the costs of purchased transportation, leases of warehouses, cross-dock and other facility operating costs, salaries and benefits, and other operating overhead.

Competition:

Matson Logistics competes with hundreds of local, regional, national and international companies that provide transportation and third-party logistics services. The industry is highly fragmented and, therefore, competition varies by geography and areas of service.

Matson Logistics’ transportation brokerage services competes most directly with C.H. Robinson Worldwide, the Hub Group, XPO and other freight brokers and intermodal marketing companies, and asset-invested market leaders such as J.B. Hunt. Competition is differentiated by the depth, scale and scope of customer relationships; vendor relationships and rates; network capacity; real-time visibility into the movement of customers’ goods; and other technology solutions. Additionally, while Matson Logistics primarily provides surface transportation brokerage, it also competes to a lesser degree with other forms of transportation for the movement of cargo.

Matson Logistics’ freight forwarding services compete most directly with a variety of freight forwarding companies that operate within Alaska including Carlile, Lynden, American Fast Freight and Alaska Traffic Company.

Customer Concentration:

Matson Logistics serves customers in numerous industries and geographical locations. In 2019, 2018 and 2017, the Company’s 10 largest logistics customers accounted for approximately 21 percent, 23 percent and 19 percent of Matson Logistics’ revenue, respectively. None of these customers individually accounts for more than 10 percent of Matson Logistics’ operating revenues. For additional information on Logistics revenues for the years ended December 31, 2019, 2018 and 2017, see Note 2 to the Consolidated Financial Statements in Item 8 of Part II below.

Seasonality:

Matson Logistics’ services are generally not significantly impacted by seasonality factors, except for its freight forwarding service to Alaska which is affected by the winter weather, the cyclical nature of the oil and construction industries, and the seasonal nature of the tourism industry.

C.	EMPLOYEES AND LABOR RELATIONS

Employees:

As of December 31, 2019, Matson and its subsidiaries had 1,988 employees, of which 794 employees were covered by collective bargaining agreements with shoreside unions. These numbers do not include billets on vessels discussed below, employees of SSAT, or other non-employees, such as agents, temporary workers and contractors.

Matson’s fleet of active vessels require 298 billets to operate these vessels. Each billet corresponds to a position on a vessel that typically is filled by two or more employees because seagoing personnel rotate between active sea-duty and time ashore. These amounts exclude billets related to Matson’s foreign flagged chartered vessels where the vessel owner is responsible for its seagoing personnel. Matson’s vessel management services also employed personnel in 28 billets to manage three vessels.

Bargaining Agreements:

Matson’s shoreside and seagoing employees are represented by a variety of unions. Matson has collective bargaining agreements with these unions that expire at various dates in the future. While Matson believes that it will be able to renegotiate these collective bargaining agreements with its various unions as they expire without any significant impact on its operations, no assurance can be given that such agreements will be reached without slow-downs, strikes, lockouts or other disruptions that may adversely impact Matson’s operations.

Additionally, Matson and SSAT are members of the Pacific Maritime Association (“PMA”), which on behalf of its members negotiates collective bargaining agreements with the International Longshore and Warehouse Union (“ILWU”) on the U.S. West Coast. The PMA/ILWU collective bargaining agreements cover substantially all U.S. West Coast longshore labor. In August 2017, the ILWU agreed to extend its contract with the PMA to July 1, 2022.

Multi-employer Pension and Post-retirement Plans:

Matson contributes to a number of multi-employer pension and post-retirement plans. Matson has no present intention of withdrawing from, and does not anticipate the termination of any of the multi-employer pension plans to which it contributes (see Notes 11 and 12 to the Consolidated Financial Statements in Item 8 of Part II below for a discussion of withdrawal liabilities under certain multi-employer pension plans).

D.	AVAILABLE INFORMATION

Matson makes available, free of charge on or through its Internet website, Matson’s annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 as soon as reasonably practicable after it electronically files such material with, or furnishes them to, the U.S. Securities and Exchange Commission (“SEC”). The address of Matson’s Internet website is www.matson.com. The contents of our website are not incorporated by reference into this Form 10-K.

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

Risks Related to the Jones Act

Repeal, substantial amendment, or waiver of the Jones Act or its application would have an adverse effect on the Company’s business.

If the Jones Act was to be repealed, substantially amended, or waived and, as a consequence, competitors were to enter the Hawaii or Alaska markets with lower operating costs by utilizing their ability to acquire and operate foreign-flag and foreign-built vessels, the Company’s business would be adversely affected. In addition, the Company’s advantage as a U.S. citizen operator of Jones Act vessels would be eroded if periodic efforts and attempts by foreign interests to circumvent certain aspects of the Jones Act were ever successful. If maritime cabotage services were included in the General Agreement on Trade in Services, the North American Free Trade Agreement, the United States-Mexico-Canada Agreement, the U.S.-EU Trade Agreement or other international trade agreements, or if the restrictions contained in the Jones Act were otherwise altered, the shipping of cargo between covered U.S. ports could be opened to foreign-flag or foreign-built vessels or would have other adverse impacts.

The Company’s business would be adversely affected if the Company were determined not to be a U.S. citizen under the Jones Act.

Certain provisions of the Company’s articles of incorporation protect the Company’s ability to maintain its status as a U.S. citizen under the Jones Act. Although the Company is a U.S. citizen under the Jones Act, if non-U.S. citizens were able to defeat such articles of incorporation restrictions and own in the aggregate more than 25 percent of the Company’s common stock, the Company would no longer be considered as a U.S. citizen under the Jones Act. Such an event could result in the Company’s ineligibility to engage in coastwise trade and the imposition of substantial penalties against it, including seizure or forfeiture of its vessels, which would have an adverse effect on the Company’s financial condition and results of operation.

Risks Related To Operations

Changes in U.S., global, regional economic conditions or governmental policies that result in a decrease in consumer confidence or market demand for the Company’s services and products in Hawaii and Alaska, the U.S. Mainland, Guam, Asia or the South Pacific may adversely affect the Company’s financial position, results of operations, liquidity, or cash flows.

A weakening of domestic or global economies may adversely impact the level of freight volumes and freight rates. Within the U.S., a weakening of economic drivers in Hawaii and Alaska, which include tourism, military spending, construction starts, personal income growth and employment, or the weakening of consumer confidence, market demand, the economy in the U.S. Mainland, or the effect of a change in the strength of the U.S. dollar against other foreign currencies, may further reduce the demand for goods to and from Asia, Hawaii and Alaska, adversely affecting inland and ocean transportation volumes or rates. In addition, overcapacity in the global or transpacific ocean transportation markets, a change in the cost of goods or currency exchange rates, imposition of tariffs and uncertainty of tariff rates, or a change in international trade policies may adversely affect freight volumes and rates in the Company’s China service.

The Company may face new or increased competition.

The Company may face new competition by established or start-up shipping operators that enter the Company’s markets. The entry of a new competitor or the addition of new vessels or capacity by existing competition on any of the Company’s routes could result in a significant increase in available shipping capacity that could have an adverse effect on our volumes and rates. For example, in December 2016, the Company’s major competitor in the Guam service upgraded its U.S. flagged feeder containership from a bi-weekly service to a weekly service connecting the U.S. West Coast to Guam and Saipan via transshipments over Yokohama, Japan. As a result of this and other potential competitor actions, the Company could experience a reduction in profitability.

The loss of or damage to key customer or agent relationships may adversely affect the Company’s business.

The Company’s businesses are dependent on their relationships with customers and agents, and derive a significant portion of their revenues from the Company’s largest customers. The Company’s business relies on its relationships with the U.S. military, freight forwarders, large retailers and consumer goods and automobile manufacturers, as well as other larger customers. In 2019, the Company’s Ocean Transportation segment’s 10 largest customers accounted for approximately 23 percent of the business’ revenue. In 2019, the Company’s Logistics segment’s 10 largest customers accounted for approximately 21 percent of the business’ revenue.

The Company could also be adversely affected by any changes in the services, or changes to the costs of services, provided by agents. Relationships with railroads and shipping companies and agents are important in the Company’s intermodal business as well as in the Guam, Micronesia, Japan and South Pacific services.

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

An increase in fuel prices, changes in the Company’s ability to collect fuel-related surcharges, and/or the cost or limited availability of required fuels on the U.S. West Coast may adversely affect the Company’s profits.

Fuel is a significant operating expense for the Company’s Ocean Transportation business. The price and supply of fuel are unpredictable and fluctuate based on events beyond the Company’s control. Increases in the price of fuel may adversely affect the Company’s results of operations. Increases in fuel costs also can lead to increases in other expenses such as energy costs and costs to purchase outside transportation services. In the Company’s Ocean Transportation and Logistics services segments, the Company utilizes fuel-related surcharges, although increases in the fuel-related surcharge may adversely affect the Company’s competitive position and may not correspond exactly with the timing of increases in fuel expense. Changes in the Company’s ability to collect fuel-related surcharges also may adversely affect its results of operations.

Effective January 1, 2020, the IMO has imposed a world-wide regulation that generally requires that all ships must burn compliant fuel oil with a maximum sulfur content of ≤0.5 percent. Currently, LSFO is priced significantly higher than HSFO due to the need to refine the oil and the lack of sufficient quantities of LSFO on a global basis. While the Company has entered into contracts to secure LSFO on the U.S. West Coast, there is no guarantee that sufficient quantities will be available at a reasonable cost. In addition, prolonged use of LSFO on some Matson vessels could degrade engine performance or lead to higher maintenance costs. While Matson has announced plans to install scrubbers on additional vessels, there may be delays or other unexpected complications. The Company’s ability to recover the higher costs of IMO 2020 compliant fuel through fuel-related surcharges, the availability of LSFO, and the potential impact on vessel performance and maintenance costs may adversely affect the Company’s operations, business and profit.

Work stoppages or other labor disruptions caused by unionized workers of the Company, other workers or their unions in related industries may adversely affect the Company’s operations.

As of December 31, 2019, Matson and its subsidiaries had 1,988 employees, of which 794 employees were covered by collective bargaining agreements with shoreside unions. In addition, Matson’s fleet of active vessels require 298 billets to operate these vessels. Matson’s vessel management services also employed personnel in 28 billets to manage three vessels. Such employees are also subject to collective bargaining agreements. Furthermore, the Company relies on the services of third-parties including SSAT that employ persons covered by collective bargaining agreements. For additional information on collective bargaining agreements with unions, see Item1. C. Employees and Labor Relations of Part I above.

The Company could be adversely affected by actions taken by employees of the Company or other companies in related industries against efforts by management of the Company or other companies to control labor costs, restrain wage or benefit increases or modify work practices. Strikes and disruptions may occur as a result of the failure of Matson or other companies in its industry to negotiate collective bargaining agreements with such unions successfully.

In addition, any slow-downs, strikes, lock-outs or other disruptions, including limits to availability of labor through trade union hiring halls could have an adverse impact on Matson’s or SSAT’s operations.

The Company is susceptible to weather, natural disasters and other operating risks.

The Company’s operations are vulnerable to disruption as a result of weather, natural disasters and other climate driven events, such as bad weather at sea, hurricanes, typhoons, tsunamis, floods and earthquakes. Such events will interfere with the Company’s ability to provide on-time scheduled service, resulting in increased expenses and potential loss of business associated with such events. In addition, severe weather and natural disasters can result in interference with the Company’s terminal operations, and may cause serious damage to its vessels and cranes, loss or damage to containers, cargo and other equipment, and loss of life or physical injury to its employees, all of which could have an adverse effect on the Company’s business. These impacts could be particularly acute in certain ports in Alaska where the Company is dependent on a single crane.

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

We face risks related to actual or threatened health epidemics, pandemics or other major health crises, which could significantly disrupt our business.

Our business could be impacted adversely by the effects of public health epidemics, pandemics or other major heath crises (which we refer to collectively as public health crises). Actual or threatened public health crises may have a number of adverse impacts, including volatility in the global economy, impacts to our customers’ business operations, reduced tourism in the markets we serve, or significant disruptions in ocean-borne transportation of goods, logistics demand and supply chain activity, caused by a variety of factors such as quarantines, factory and office closures, port closures, or other government-imposed restrictions, any of which could adversely impact our business, financial condition, operating results and cash flows.

For example, on January 30, 2020, the World Health Organization declared COVID-19 a Public Health Emergency of International Concern. On January 31, 2020, the U.S. Department of State raised their travel advisory for mainland China from Level 3 (reconsider travel) to Level 4 (do not travel). The outbreak of COVID-19 has harmed the Chinese economy, shut down business operations in China and disrupted manufacturing, travel, drayage of containers, and transportation of goods within and from China. A reduction or delay in container volume from China resulting from decreased manufacturing activity, lower transportation demand or service disruptions from restrictions related to COVID-19 could adversely affect volumes or rates in our CLX service, Matson Logistics’ business related to China, and/or SSAT lift volume at its U.S. West Coast terminals. Our operations in China may also be impacted adversely if our employees’ ability to travel to or within China is restricted or they are otherwise unable to perform their duties. Spread of COVID-19 may reduce tourism to Hawaii, Alaska and/or Guam and thereby lead to reduced demand for freight that we would otherwise carry. In addition, vessel drydockings and scrubber installations could also be delayed or become more expensive if Chinese shipyards are unable to accommodate demand. The continued spread of COVID-19 or the occurrence of other public health crises may adversely impact our business, financial condition, operating results and cash flows.

The Company’s significant operating agreements and leases could be replaced on less favorable terms or may not be replaced when they expire.

The significant operating agreements and leases of the Company in its various businesses expire at various points in the future and may not be replaced or could be replaced on less favorable terms, thereby adversely affecting the Company’s future financial position, results of operations and cash flows. For example, on November 26, 2018, a wholly-owned subsidiary of the Company entered into agreements whereby Maunalei, a U.S. flagged and Jones Act qualified vessel, was sold for $106.0 million and leased back from the buyer under an operating lease agreement. While the agreements contain customary representations, warranties and covenants, there remain risks that (a) the lessor could lose its Jones Act status, (b) that the Company could not replace Maunalei in the event it is no longer Jones Act eligible, or (c) if the repurchase option is elected, that the Company would not be able to consummate the repurchase of Maunalei at the end of the lease term.

The Company may face unexpected dry-docking or repair costs for its vessels.

We routinely engage shipyards to dry-dock our vessels for regulatory compliance and to provide repair and maintenance. Vessels may also have to be dry-docked or repaired at sea in the event of accidents or other unforeseen damage. We also operate a number of older active and reserve vessels that may require more frequent and extensive maintenance. The cost of repairs are difficult to predict with certainty and can be substantial. Large dry-docking and other repair expenses could adversely affect the Company’s results of operations and cash flows. In addition, the time when a vessel is out of service for maintenance is determined by a number of factors, including regulatory deadlines, market conditions, shipyard availability and customer requirements, and accordingly, the length of time that a vessel may be out of service may be longer than anticipated, which could adversely affect the Company’s business, financial condition, results of operations and cash flows.

If we are not able to use our information technology and communications systems effectively, our ability to conduct business might be negatively impacted.

The Company is highly dependent on the proper functioning of our information technology systems to enable operations and compete effectively. We regularly update our information technology systems or implement new systems which could cause substantial business interruption. There is no assurance that the systems upgrades or new systems will meet our current or future business needs, or that they will operate as designed. Our information technology systems also rely on third-party service providers for access to the Internet, satellite-based communications systems, the electric grid, database storage facilities and telecommunications providers. We have no control over the operations of these third-party service providers. If our information technology and communications systems experience reliability issues, integration or compatibility concerns or if our third-party providers are unable to perform effectively or experience disruptions or failures, there could be an adverse impact on the availability and functioning of our information technology and communications systems, which could lead to business disruption or inefficiencies, reputational harm or loss of customers that could have an adverse effect on our business.

Our information technology systems have in the past and may in the future be exposed to cybersecurity risks and other disruptions that could impair the Company’s ability to operate and adversely affect its business.

The Company relies extensively on its information technology systems and third-party service providers including cloud services for accounting, billing, disbursement, cargo booking and tracking, vessel scheduling and stowage, equipment tracking, customer service, banking, payroll and employee communication systems. The Company also collects, stores and transmits sensitive data, including its proprietary business information and that of its customers, and personally identifiable information of its customers and employees. Despite our continuous efforts to make investments in our information technology systems and system-wide data security program, the implementation of security measures to protect our data and infrastructure against breaches and other cyber threats, and our use of internal processes and controls designed to protect the security and availability of our systems, we have in the past experienced and may in the future experience cybersecurity risks such as computer viruses, hacking, malware, denial of service attacks, cyber terrorism, circumvention of security systems, malfeasance, breaches due to employee error, natural disasters, telecommunications failure, or other catastrophic events at the Company’s facilities, aboard its vessels or at third-party locations.

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

The Company is involved in a terminal joint venture, SSAT (and through SSAT, other joint ventures at U.S. West Coast terminals), and may initiate future joint venture projects. A joint venture involves certain risks such as:

●	The Company may not have voting control over the joint venture;
●	The Company may not be able to maintain good relationships with its joint venture partner;
●	A joint venture partner at any time may have economic or business interests that are inconsistent with the Company’s;
●	A joint venture partner may fail to fund its share of capital for operations or to fulfill its other commitments, including providing accurate and timely accounting and financial information to the Company;
●	The joint venture may experience operating difficulties and financial losses, which may lead to asset write-downs or impairment charges that could negatively impact the operating results of the joint venture and the Company;
●	The joint venture or venture partner could lose key personnel;
●	A joint venture partner could become bankrupt requiring the Company to assume all risks and capital requirements related to the joint venture project, and the related bankruptcy proceedings could have an adverse impact on the operation of the partnership or joint venture; and
●	Actions of the joint venture may result in reputational harm to the Company.

In addition, the Company relies on SSAT for its stevedoring services at the ports of Long Beach and Oakland, California, and Seattle and Tacoma, Washington on the U.S. West Coast. The Company could be adversely affected by any changes in the services provided, or to the costs of such services provided by SSAT.

The Company is subject to risks associated with conducting business in foreign shipping markets.

Matson’s China, Micronesia, Japan and South Pacific services are subject to risks associated with conducting business in a foreign shipping market, which include:

●	Challenges associated with operating in foreign countries and doing business and developing relationships with foreign companies;
●	Challenges in working with and maintaining good relationships with business associates in our foreign operations;
●	Difficulties in staffing and managing foreign operations;
●	Our ability to be in compliance with U.S. and foreign legal and regulatory restrictions, including compliance with the Foreign Corrupt Practices Act and foreign laws that prohibit corrupt payments to government officials;
●	Global vessel overcapacity that may lead to decreases in volumes and shipping rates;
●	Not having continued access to existing port facilities;

●	Competition with established and new carriers;
●	Changes in vessel deployment by competitors that impact the Company’s services;
●	Currency exchange rate fluctuations and our ability to manage these fluctuations;
●	Political and economic instability;
●	Dynamics involving U.S. trade relations with other countries, including measures such as the imposition of tariffs at varying levels or other governmental actions, all of which may affect the Company’s operations; and
●	Challenges caused by cultural differences.

Any of these risks has the potential to adversely affect the Company’s operating results.

The Company is subject to risks related to an accident or spill event.

The Company’s vessel and terminal operations could be faced with a maritime accident, oil or other spill, or other environmental mishap. Such event may lead to personal injury, loss of life, damage of property, pollution and suspension of operations. As a result, such event could have an adverse effect on the Company’s business.

The Company’s Shipbuilding Agreement with NASSCO is subject to risks.

On August 25, 2016, MatNav and NASSCO entered into a definitive agreement pursuant to which NASSCO will construct two new 3,500-TEU sized Kanaloa Class dual-fuel capable container and roll-on/roll-off vessels. The first vessel, Lurline, was delivered on December 26, 2019. The second vessel, Matsonia, is expected to be delivered in the fourth quarter of 2020. Failure of any party to the shipbuilding agreement to fulfill its obligations under the agreement could have an adverse effect on the Company’s financial position and results of operations. Such a failure could happen for a variety of reasons, including but not limited to (i) delivery delays, (ii) delivery of vessels that fail to meet any of the required operating specifications (for example, capacity, fuel efficiency or speed), (iii) events which prevent one or more significant subcontractors from performing, or (iv) the refusal or inability of NASSCO or any of its subcontractors to perform for any reason.

The Company’s terminals in Hawaii and Alaska require modernization.

We are investing approximately $60 million, including the installation of three new gantry cranes and upgrade of three existing cranes, as part of the first phase of a broader project to expand and improve the Company’s Sand Island terminal in Honolulu Harbor. We have also begun discussions with state and local authorities in Anchorage, Alaska regarding upgrades to those terminal and port facilities. Regulatory, construction or other delays or cost overruns related to the expansion and modernization of the terminals could have an adverse impact on our business plans, financial condition and results of operations. In addition, the terminal modernization programs may not result in improved operational productivity or generate expected returns.

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

The Company’s growth strategy includes expansion through acquisitions, including, for example, the Company’s acquisitions of Horizon Lines, Inc. (“Horizon”) in 2015 and Span Alaska in 2016. Acquisitions may result in difficulties in assimilating acquired assets or companies, and may result in the diversion of the Company’s capital and its management attention from other business issues and opportunities. The Company may not be able to integrate companies that it acquires successfully, including their personnel, financial systems, distribution, operations and general operating procedures. The Company may also encounter challenges in achieving appropriate internal control over financial reporting in connection with the integration of an acquired company. The Company may pay a premium for an acquisition, resulting in goodwill that may later be determined to be impaired, adversely affecting the Company’s financial condition and results of operations.

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

Pasha acquired Horizon’s former Hawaii business immediately before we acquired Horizon, and Pasha assumed substantially all liabilities and obligations related to Horizon’s Hawaii business and agreed to perform various covenants. In some cases, however, Horizon, as the original contracting party, may remain primarily responsible for such assumed Hawaii liabilities and obligations. The Company may incur losses related to such assumed Hawaii liabilities and obligations.

We may be required to record a significant charge to earnings if recorded intangible assets associated with the Horizon and Span Alaska acquisitions become impaired.

We recorded significant intangible assets related to goodwill, customer relationships and trade name arising from the Horizon and Span Alaska acquisitions. We are required to test goodwill for impairment annually, or whenever events or changes in circumstances indicate that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. Factors that could lead to an impairment of goodwill or intangible customer relationships include any significant adverse changes affecting the reporting unit’s financial condition, results of operations, and future cash flows.

Risks Related to Financial Matters

A deterioration of the Company’s credit profile, disruptions of the credit markets or higher interest rates could restrict its ability to access the debt capital markets or increase the cost of debt.

Deterioration in the Company’s credit profile may have an adverse effect on the Company’s ability to access the private or public debt markets and also may increase its borrowing costs. If the Company’s credit profile deteriorates significantly, its access to the debt capital markets or its ability to renew its committed lines of credit may become restricted, or the Company may not be able to refinance debt at the same levels or on the same terms. Because the Company relies on its ability to draw on its revolving credit facilities to support its operations when required, any volatility in the credit and financial markets that prevents the Company from accessing funds (for example, a lender that does not fulfill its lending obligation) could have an adverse effect on the Company’s financial condition and cash flows. Additionally, the Company’s credit agreements generally include an increase in borrowing rates if the Company’s credit profile deteriorates. Furthermore, the Company incurs interest under its revolving credit facilities based on floating rates. Floating rate debt creates higher debt service requirements if market interest rates increase, as was the case in connection with the U.S. Federal Reserve’s interest rate increases in 2018, which would adversely affect the Company’s cash flow and results of operations. In addition, as the floating rate on certain borrowings under our revolving credit facility is tied to LIBOR, the uncertainty regarding the future of LIBOR as well as the transition from LIBOR to an alternate benchmark rate or rates could pose funding risks for the Company and adversely affect the Company’s financing costs.

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

Various internal and external factors may have favorable or unfavorable material or immaterial effects on the Company’s effective income tax rate and, therefore, impact the Company’s net income and earnings per share. These factors include, but are not limited to changes in tax rates; changes in tax laws, regulations, and rulings; changes in interpretations of existing tax laws, regulations and rulings; changes in the evaluation of the Company’s ability to realize deferred tax assets, and changes in uncertain tax positions; changes in accounting principles; changes in current pre-tax income as well as changes in forecasted pre-tax income; changes in the level of Capital Construction Fund (“CCF”) deductions, non-deductible expenses, and expenses eligible for tax credits; changes in the mix of earnings among countries with varying tax rates; and acquisitions and changes in the Company’s corporate structure. These factors may result in periodic revisions to our effective income tax rate, which could affect the Company’s cash flow and results of operations.

Changes in the value of pension assets, or a change in pension law or key assumptions, may adversely affect the Company’s financial performance.

The amount of the Company’s employee pension and post-retirement benefit costs and obligations is calculated on assumptions used in the relevant actuarial calculations. Adverse changes in any of these assumptions due to economic or other factors, changes in discount rates, higher health care costs, or lower actual or expected returns on plan assets, may adversely affect the Company’s operating results, cash flows, and financial condition. In addition, a change in federal law, including changes to the Employee Retirement Income Security Act or Pension Benefit Guaranty Corporation premiums, may adversely affect the Company’s single-employer and multi-employer pension plans and plan funding. These factors, as well as a decline in the fair value of pension plan assets, may put upward pressure on the cost of providing pension and medical benefits and may increase future pension expense and required funding contributions. There can be no assurance that the Company will be successful in limiting future cost and expense increases, and continued upward pressure in costs and expenses could further reduce the profitability of the Company’s businesses.

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

Risks Related to Legal and Legislative Matters

Compliance with safety and environmental protection and other governmental requirements may adversely affect our operations.

The shipping industry in general, our business and the operation of our vessels and terminals in particular are affected by extensive and changing safety, environmental protection and other international, national, State and local governmental laws and regulations, including the following: laws pertaining to air emissions; wastewater discharges; the transportation, handling and disposal of solid and hazardous materials, oil and oil-related products, hazardous substances and wastes; the investigation and remediation of contamination; and health, safety and the protection of the environment and natural resources. For example, our U.S. flagged vessels generally must be maintained “in class” and are subject to periodic inspections by the American Bureau of Shipping or similar classification societies, and must be periodically inspected by, or on behalf of, the United States Coast Guard. We are subject to IMO regulations, including the new IMO 2020 regulations limiting the sulfur content of fuel oil. Federal environmental laws and certain State laws also require us, as a vessel operator, to comply with numerous environmental regulations and to obtain certificates of financial responsibility and to adopt procedures for oil and hazardous substance spill prevention, response and clean up.

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

The U.S. Act to Prevent Pollution from vessels, which implements the International Maritime Pollution (MARPOL) treaty, and the Oil Pollution Act of 1990, among many other laws, treaties and regulations, provides for severe civil and criminal penalties related to vessel-generated pollution for incidents in U.S. waters within three nautical miles and in some cases within the 200-mile exclusive economic zone. The EPA requires vessels to obtain coverage under a general permit and to comply with inspection, monitoring, discharge, recordkeeping and reporting requirements. Matson’s vessels operate within emission control areas. If our vessels are not operated in accordance with these requirements, including waivers, permits or recordkeeping and other reporting requirements, such violations could result in substantial fines or penalties that could have a material adverse effect on our results of operations and our business.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

Matson leases terminal facilities including office and storage space at the following material locations:

Terminal Location	Description of Facility	Acreage
Honolulu, Hawaii	Terminal facility	105
Anchorage, Alaska	Terminal facility	38
Dutch Harbor, Alaska	Terminal facility	18
Kodiak, Alaska	Terminal facility	6
Tacoma, Washington	Terminal facility	13
Polaris Point, Guam	Terminal storage	30

The Company is currently renewing certain terminal leases which expire during 2020. The Company expects to be able to renew these leases as they expire on similar terms to those that currently exist within these lease agreements. The Company’s other primary terminal facilities located at the ports of Oakland and Long Beach, California, and the ports of Seattle and Tacoma, Washington are leased by SSAT.

Other material facilities used in the Company’s operations include the following:

Other Material Facilities	Description of Facility	Square Footage
Pooler, Georgia	Warehouse	710,844
Oakland, California	Warehouse	406,463
Pooler, Georgia	Warehouse	324,832
Oakland, California	Warehouse	132,000
Piti, Guam	Warehouse	62,478
Anchorage, Alaska	Office / Cross-dock	54,000
Auburn, Washington	Office / Cross-dock	51,250

ITEM 3. LEGAL PROCEEDINGS

Environmental Matters: The Company’s Ocean Transportation segment has certain risks that could result in expenditures for environmental remediation.  The Company believes that based on all information available to it, the Company is currently in compliance, in all material respects, with applicable environmental laws and regulations.

Other Matters: The Company and its subsidiaries are parties to, or may be contingently liable in connection with, other legal actions arising in the normal course of their businesses, the outcomes of which, in the opinion of management after consultation with counsel, would not have a material effect on the Company’s financial condition, results of operations, or cash flows.

ITEM 4. MINE SAFETY DISCLOSURES

Not Applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

General Information: Matson’s common stock is traded on the New York Stock Exchange under the ticker symbol “MATX”. As of February 24, 2020, there were 2,156 shareholders of record of Matson common stock.

Stockholder Return Performance Graph and Trading Information: The following information in this Item 5 shall not be deemed filed for purposes of Section 18 of the Securities Exchange Act of 1934, nor shall it be deemed incorporated by reference in any filing under the Securities Act of 1933.

The cumulative total return listed below assumed an initial investment of $100 and reinvestment of dividends at each fiscal end and measures the performance of this investment as of the last trading day in the month of December for each of the five years ended December 31, 2019. The graph is a historical representation of past performance only and is not necessarily indicative of future performance.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*

Among Matson, Inc., the S&P 500 Index,
the S&P Midcap 400 Index, and the S&P Transportation Select Industry Index

$200
$180
$160
$140
$120
$100
$80
$60
$40
12/14
12/15
12/16
12/17
12/18
12/19
$174
$154
$132
$126
Matson, Inc.
S&P 500
S&P Midcap 400
S&P Transportation Select Industry

*	$100 invested on December 31, 2014 in stock or index, including reinvestment of dividends.

Trading volume averaged 155,804 shares a day in 2019, compared with 232,289 shares a day in 2018 and 241,338 shares a day in 2017, as reported by the New York Stock Exchange.

Dividends: Dividends declared per share of common stock by the Company for each fiscal quarter during 2018 and 2019 were as follows:

Dividends
2018	Declared
First Quarter	$0.20
Second Quarter	$0.20
Third Quarter	$0.21
Fourth Quarter	$0.21
2019
First Quarter	$0.21
Second Quarter	$0.21
Third Quarter	$0.22
Fourth Quarter	$0.22

Matson’s Board of Directors also declared a cash dividend of $0.22 per share for the first quarter 2020, payable on March 5, 2020 to shareholders of record on February 6, 2020. Although Matson expects to continue paying quarterly cash dividends on its common stock, the declaration and payment of dividends are subject to the discretion of the Board of Directors and will depend upon Matson’s financial condition, results of operations, cash requirements and other factors deemed relevant by the Board of Directors.

Equity Compensation Plan Information: The following table sets forth, as of December 31, 2019, certain information regarding Matson’s equity compensation plan:

Number of shares
	Number of shares				remaining available for
	to be issued		Weighted-average		future issuance under
	upon exercise of		exercise price of		equity compensation
	outstanding options,		outstanding options,		plans (excluding shares
Plan Category	warrants and rights		warrants and rights		reflected in column (a))
	(a)		(b)		(c)
Equity compensation plans approved by shareholders	950,864	(1)	$22.30	(2)	1,359,020	(3)
Equity compensation plans not approved by shareholders	—		—		—
Total	950,864		$22.30		1,359,020
(1)	In addition to 173,128 shares subject to outstanding stock option awards, this also includes 417,693 shares subject to unvested restricted stock unit awards and 360,043 shares subject to unvested Performance Share awards.
(2)	As restricted stock unit and Performance Share awards do not have exercise prices, the weighted average exercise price is computed using only outstanding stock option awards.
(3)	These shares are available for issuance under the Company’s 2016 Incentive Compensation Plan.

ITEM 6. SELECTED FINANCIAL DATA

The comparative selected financial data of the Company is presented for each of the five years in the period ended December 31, 2019. The information should be read in conjunction with Item 8, “Financial Statements and Supplementary Data,” and Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations”. All fiscal years include 52 weeks, except for the year ended December 31, 2016 which includes 53 weeks:

(In millions, except per share amounts)	2019	2018	2017	2016	2015
Operating Revenue: (1)
Ocean Transportation	$1,666.6	$1,641.3	$1,571.8	$1,541.1	$1,498.0
Logistics	536.5	581.5	475.1	400.5	386.9
Total Operating Revenue	$2,203.1	$2,222.8	$2,046.9	$1,941.6	$1,884.9

Operating and Net Income: (1)
Ocean Transportation (2)	$90.8	$131.1	$126.4	$144.5	$192.3
Logistics	38.3	32.7	20.9	12.2	8.8
Total Operating Income	129.1	163.8	147.3	156.7	201.1
Interest expense	(22.5)	(18.7)	(24.2)	(24.1)	(18.5)
Other income (expense), net	1.2	2.6	2.1	(2.1)	(4.8)
Income before Income Taxes	107.8	147.7	125.2	130.5	177.8
Income taxes (3)	(25.1)	(38.7)	105.8	(49.1)	(74.8)
Net Income	$82.7	$109.0	$231.0	$81.4	$103.0

Identifiable Assets: (1)(6)
Ocean Transportation (4)	$2,424.5	$2,071.6	$1,941.5	$1,726.3	$1,605.1
Logistics	420.9	358.8	310.1	293.3	68.8
Total Assets	$2,845.4	$2,430.4	$2,251.6	$2,019.6	$1,673.9

Capital Expenditure: (5)
Ocean Transportation	$294.5	$385.4	$305.3	$179.1	$67.5
Logistics	15.8	15.8	1.7	0.3	0.3
Total Capital Expenditures	$310.3	$401.2	$307.0	$179.4	$67.8

Depreciation and Amortization:
Ocean Transportation	$93.6	$87.0	$93.3	$92.6	$81.4
Logistics	6.8	7.4	7.9	4.5	2.0
	100.4	94.4	101.2	97.1	83.4
Deferred Dry-docking Amortization — Ocean Transportation	34.3	37.4	46.2	38.9	23.1
Total Depreciation and Amortization	$134.7	$131.8	$147.4	$136.0	$106.5

Earnings Per Share in Net Income:
Basic	$1.93	$2.55	$5.38	$1.89	$2.37
Diluted	$1.91	$2.53	$5.35	$1.87	$2.34

Cash dividends per share declared	$0.86	$0.82	$0.78	$0.74	$0.70

As of December 31:
Total debt obligations — including current portion	$958.4	$856.4	$857.1	$738.9	$429.9
Total Shareholders' equity	$805.7	$755.3	$677.2	$494.9	$450.6
Shares outstanding	42.9	42.7	42.5	42.9	43.5
(1)	2015 and subsequent selected financial data includes the operations of Horizon acquired as of May 29, 2015, and Span Alaska acquired as of August 4, 2016.
(2)	The Ocean Transportation segment includes $20.8 million, $36.8 million, $28.2 million, $15.8 million and $16.5 million of equity in income from the Company’s investment in SSAT, for 2019, 2018, 2017, 2016 and 2015, respectively.
(3)	Income taxes for the years ended December 31, 2019, 2018 and 2017 include a non-cash income tax (expense)/benefit of $2.9 million, $(2.9) million and $154.0 million, respectively, related to the remeasurement of the Company’s deferred assets and liabilities and other discrete adjustments as a result of applying the Tax Cut and Jobs Act of 2017.
(4)	The Ocean Transportation segment includes $76.2 million, $87.0 million, $93.2 million, $82.4 million and $66.4 million related to the Company’s investment in SSAT as of December 31, 2019, 2018, 2017, 2016 and 2015, respectively.
(5)	Excludes expenditures related to Matson’s acquisition of Horizon and Span Alaska which were classified as payments for acquisitions in Cash Flows used in Investing Activities within the Consolidated Statements of Cash Flows.
(6)	Identifiable assets for 2019 includes Operating lease right of use assets resulting from the adoption of the new lease accounting standard.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS AND RISK FACTORS

The Company, from time to time, may make or may have made certain forward-looking statements, whether orally or in writing, such as forecasts and projections of the Company’s future performance or statements of management’s plans and objectives. These statements are “forward-looking” statements as that term is defined in the Private Securities Litigation Reform Act of 1995. Such forward-looking statements may be contained in, among other things, SEC filings such as Forms 10-K, 10-Q and 8-K, the Annual Report to Shareholders, press releases made by the Company, the Company’s Internet websites (including websites of its subsidiaries), and oral statements made by the officers of the Company. Except for historical information contained in these written or oral communications, such communications contain forward-looking statements. These include, for example, all references to 2020 or future years. New risk factors emerge from time to time and it is not possible for the Company to predict all such risk factors, nor can it assess the impact of all such risk factors on the Company’s business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements. Accordingly, forward-looking statements cannot be relied upon as a guarantee of future results and involve a number of risks and uncertainties that could cause actual results to differ materially from those projected in the statements, including but not limited to the factors that are described in Part I, Item 1A under the caption of “Risk Factors” of this Form 10-K, which section is incorporated herein by reference. The Company is not required, and undertakes no obligation, to revise or update forward-looking statements or any factors that may affect actual results, whether as a result of new information, future events, or circumstances occurring after the date of this report.

OVERVIEW

Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is designed to provide a discussion of the Company’s financial condition, results of operations, liquidity and certain other factors that may affect its future results from the perspective of management. The discussion that follows is intended to provide information that will assist in understanding the changes in the Company’s Consolidated Financial Statements from year to year, the primary factors that accounted for those changes, and how certain accounting principles, policies and estimates affect the Company’s Consolidated Financial Statements. MD&A is provided as a supplement to, and should be read in conjunction with the Consolidated Financial Statements and the accompanying notes to the Consolidated Financial Statements in Item 8 of Part II below. Discussion and analysis of the financial condition and results of operations of Matson for the years ended December 31, 2018 and 2017 can be found in Part II, Item 7 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2018, filed with the SEC on March 4, 2019.

MD&A is presented in the following sections:

◾	Business Outlook
◾	Consolidated Results of Operations
◾	Analysis of Operating Revenue and Income by Segment
◾	Liquidity and Capital Resources
◾	Contractual Obligations, Commitments, Contingencies and Off-Balance Sheet Arrangements
◾	Critical Accounting Estimates
◾	Other Matters

BUSINESS OUTLOOK

The following is the Company’s fourth quarter 2019 discussion and 2020 outlook:

Ocean Transportation: The Company’s container volume in the Hawaii service in the fourth quarter 2019 was 1.1 percent higher year-over-year primarily due to positive container market growth. Although Hawaii’s rate of economic growth is expected to continue slowing, recent increases in key economic factors, such as construction activity and visitor traffic, are expected to support continued GDP growth. The Company expects volume in 2020 to be higher compared to the level achieved in 2019, reflecting favorable economic conditions in Hawaii and stable market share.

In China, the Company’s container volume in the fourth quarter 2019 was 4.3 percent higher year-over-year primarily due to larger vessel capacity deployed in the tradelane coupled with strong demand for Matson’s differentiated service. Matson continued to realize a sizeable rate premium in the fourth quarter 2019 and achieved average freight rates that were modestly lower than the exceptional level achieved in the fourth quarter 2018. In the fourth quarter of 2018, the Company experienced unusually strong performance as a result of the U.S.-China trade situation. For 2020, the Company expects to face challenging conditions in the first half of the year as a result of COVID-19, but expects the second half of the year to be comparable to the strong performance achieved in the second half of 2019. Therefore, the Company expects volume in 2020 to be modestly lower than the prior year and average freight rates in 2020 to approximate the levels achieved in 2019.

In Guam, the Company’s container volume in the fourth quarter 2019 was 7.7 percent lower on a year-over-year basis primarily due to typhoon relief volume in the year ago period. For 2020, the Company expects volume to approximate the level achieved last year and expects the highly competitive environment to remain.

In Alaska, the Company’s container volume for the fourth quarter 2019 declined 0.7 percent year-over-year. The Company experienced slightly lower northbound volume and modestly higher southbound volume compared to the levels achieved in fourth quarter 2018. For 2020, the Company expects volume to be modestly higher than the level achieved in 2019, with higher northbound volume, including volume in the first quarter related to the dry-docking of a competitor’s vessel, and slightly lower southbound volume compared to the levels achieved in 2019.

The contribution in the fourth quarter 2019 from the Company’s SSAT joint venture investment was $5.0 million lower than the fourth quarter 2018. The decrease was primarily due to higher terminal operating costs and lower lift volume. For 2020, the Company expects the contribution from SSAT to be lower due to lower lift volume primarily driven by the negative effects of COVID-19, partially offset by improved operating cost efficiencies.

As a result of the business outlook noted above, the Company expects full year 2020 Ocean Transportation operating income to be higher than the $90.8 million achieved in 2019. In the first quarter 2020, the Company expects Ocean Transportation operating income to be approximately breakeven versus the $9.4 million achieved in the year ago period. The vast majority of the estimated $15 million COVID-19 financial impact is factored into the Ocean Transportation operating income outlook for the first quarter 2020.

Logistics: In the fourth quarter 2019, operating income for the Company’s Logistics segment was $1.5 million lower compared to the operating income achieved in the fourth quarter 2018. For 2020, the Company expects Logistics operating income to be lower than the level achieved in 2019 of $38.3 million. In the first quarter 2020, the Company expects Logistics operating income to be lower than the $8.1 million achieved in the first quarter 2019. The full year 2020 and first quarter 2020 operating income outlook includes a modest negative financial impact from COVID-19.

Depreciation and Amortization: For the full year 2020, the Company expects depreciation and amortization expense to be approximately $135 million, inclusive of dry-docking amortization of approximately $25 million.

Other Income (Expense): The Company expects full year 2020 other income (expense) to be approximately $2 million in income, which is attributable to other component costs related to the Company’s pension and post-retirement plans.

Interest Expense: The Company expects interest expense for the full year 2020 to be approximately $33 million.

Income Taxes: In the fourth quarter 2019, the Company’s effective tax rate was 22.4 percent. For the full year 2020, the Company expects its effective tax rate to be approximately 26.0 percent.

Net Income, Operating Income and EBITDA: The Company expects net income in 2020 to be flat year-over-year and expects consolidated operating income and EBITDA in 2020 to be approximately $143 million and $280 million, respectively, including approximately $15 million negative impact from COVID-19.

Capital and Vessel Dry-docking Expenditures: For the full year 2019, the Company made other capital expenditure payments of $91.2 million, capitalized vessel construction expenditures of $219.1 million, and dry-docking payments of $25.9 million. For the full year 2020, the Company expects to make other capital expenditure payments, including maintenance capital expenditures, of approximately $110 million, vessel construction expenditures (including capitalized interest and owner’s items) of approximately $75 million, and dry-docking payments of approximately $15 million.

CONSOLIDATED RESULTS OF OPERATIONS

The following analysis of the financial condition and results of operations of Matson for the years ended December 31, 2019 and 2018 should be read in conjunction with the Consolidated Financial Statements in Item 8 of Part II below.

Consolidated Results: 2019 compared with 2018:

	Years Ended December 31,
(Dollars in millions, except per share amounts)	2019	2018	Change
Operating revenue	$2,203.1	$2,222.8	$(19.7)	(0.9)%
Operating costs and expenses	(2,074.0)	(2,059.0)	(15.0)	0.7%
Operating income	129.1	163.8	(34.7)	(21.2)%
Interest expense	(22.5)	(18.7)	(3.8)	20.3%
Other income (expense), net	1.2	2.6	(1.4)	(53.8)%
Income before income taxes	107.8	147.7	(39.9)	(27.0)%
Income taxes	(25.1)	(38.7)	13.6	(35.1)%
Net income	$82.7	$109.0	$(26.3)	(24.1)%
Basic earnings per share	$1.93	$2.55	$(0.62)	(24.3)%
Diluted earnings per share	$1.91	$2.53	$(0.62)	(24.5)%

Fiscal Year: Fiscal years ended December 31, 2019 and 2018 include 52 weeks.

Consolidated Operating Revenue for the year ended December 31, 2019 decreased $19.7 million, or 0.9 percent, compared to the prior year. The decrease was due to an increase in Ocean Transportation revenue of $25.3 million offset by a decrease in Logistics revenue of $45.0 million.

Operating Costs and Expenses for the year ended December 31, 2019 increased $15.0 million, or 0.7 percent, compared to the prior year. The increase was due to an increase in Ocean Transportation operating costs and expenses of $65.6 million which was partially offset by a decrease in Logistics operating costs and expenses of $50.6 million.

Operating Income for the year ended December 31, 2019 decreased $34.7 million, or 21.2 percent, compared to the prior year. The decrease was due to a decrease in Ocean Transportation operating income of $40.3 million which was partially offset by an increase in Logistics operating income of $5.6 million.

The reasons for changes in operating revenue, operating costs and expenses, and operating income are described below, by business segment, in the Analysis of Operating Revenue and Income by Segment.

Interest Expense was $22.5 million for the year ended December 31, 2019, compared to $18.7 million in the prior year. The increase in interest expense was due to higher interest on increased borrowings under the revolving credit facility and a lower offset amount of capitalized interest associated with the new vessel construction.

Other Income (Expense), net was $1.2 million for the year ended December 31, 2019, compared to $2.6 million in the prior year, and relates to the amortization of certain components of net periodic benefit costs or gains related to the Company’s pension and post-retirement plans.

Income Taxes for the year ended December 31, 2019 was $25.1 million, or 23.3 percent of income before income taxes, compared to $38.7 million, or 26.2 percent of income before income taxes in the prior year. The 2019 income tax rate is lower than the 2018 income tax rate primarily due to $2.9 million, or 2.7 percent of non-cash benefit included in income tax expense in 2019, compared to a $2.9 million, or 2.0 percent of non-cash expense included in income tax expense in 2018 related to discrete tax adjustments resulting from applying the Tax Cuts and Jobs Act of 2017 (the “Tax Act”).

Net Income during the year ended December 31, 2019 decreased $26.3 million, or 24.1 percent, compared to the prior year.

ANALYSIS OF OPERATING REVENUE AND INCOME BY SEGMENT

The following analysis of operating revenue and income by segment for the years ended December 31, 2019 and 2018 should be read in conjunction with the Company’s reportable segments information included in Item 6 of Part II and Note 3 to the Consolidated Financial Statements in Item 8 of Part II.

Ocean Transportation: 2019 compared with 2018:

	Years Ended December 31,
(Dollars in millions)	2019	2018	Change
Ocean Transportation revenue	$1,666.6	$1,641.3	$25.3	1.5%
Operating costs and expenses	(1,575.8)	(1,510.2)	(65.6)	4.3%
Operating income	$90.8	$131.1	$(40.3)	(30.7)%
Operating income margin	5.4%	8.0%

Volume (Forty-foot equivalent units (FEU), except for automobiles) (1)
Hawaii containers	146,600	148,700	(2,100)	(1.4)%
Hawaii automobiles	62,900	63,100	(200)	(0.3)%
Alaska containers	69,400	69,100	300	0.4%
China containers	64,000	61,600	2,400	3.9%
Guam containers	19,400	19,700	(300)	(1.5)%
Other containers (2)	16,900	16,300	600	3.7%
(1)	Approximate volumes included for the period are based on the voyage departure date, but revenue and operating income are adjusted to reflect the percentage of revenue and operating income earned during the reporting period for voyages in transit at the end of each reporting period.
(2)	Includes containers from services in various islands in Micronesia and the South Pacific, and Okinawa, Japan.

Ocean Transportation revenue increased $25.3 million, or 1.5 percent, during the year ended December 31, 2019, compared with the year ended December 31, 2018. The increase was primarily due to higher freight revenue in Alaska, higher freight rates in Hawaii, and higher revenue in China, partially offset by lower container volume in Hawaii and lower fuel-related surcharge revenue.

On a year-over-year FEU basis, Hawaii container volume decreased 1.4 percent primarily due to negative container market growth and weather-related impacts in the first quarter of 2019; Alaska volume increased by 0.4 percent primarily due to higher northbound volume, partially offset by northbound volume related to the dry-docking of a competitor’s vessel in the year ago period and lower southbound volume; China volume was 3.9 percent higher primarily due to stronger volume post Lunar New Year; Guam volume was 1.5 percent lower primarily due to typhoon relief volume in fourth quarter 2018; and Other containers volume increased 3.7 percent.

Ocean Transportation operating income decreased $40.3 million, or 30.7 percent, during the year ended December 31, 2019, compared with the year ended December 31, 2018. The decrease was primarily due to higher terminal handling costs, higher vessel operating costs (including Maunalei lease expense), and a lower contribution from SSAT, partially offset by a higher contribution from the Alaska service.

The Company’s SSAT terminal joint venture investment contributed $20.8 million during the year ended December 31, 2019, compared to a contribution of $36.8 million during the year ended December 31, 2018. The decrease was primarily due to higher terminal operating costs and the absence of favorable one-time items in the year ago period, partially offset by higher lift volume.

Logistics: 2019 compared with 2018:

	Years Ended December 31,
(Dollars in millions)	2019	2018	Change
Logistics revenue	$536.5	$581.5	$(45.0)	(7.7)%
Operating costs and expenses	(498.2)	(548.8)	50.6	(9.2)%
Operating income	$38.3	$32.7	$5.6	17.1%
Operating income margin	7.1%	5.6%

Logistics revenue decreased $45.0 million, or 7.7 percent, during the year ended December 31, 2019, compared with the year ended December 31, 2018. The decrease was primarily due to lower transportation brokerage revenue, partially offset by higher freight forwarding revenue.

Logistics operating income increased $5.6 million, or 17.1 percent, for the year ended December 31, 2019, compared with the year ended December 31, 2018. The increase was due primarily to higher contributions from freight forwarding and transportation brokerage.

LIQUIDITY AND CAPITAL RESOURCES

Sources of liquidity available to the Company at December 31, 2019 compared to December 31, 2018, were as follows:

Cash and Cash Equivalents, Restricted Cash and Accounts Receivable: Cash and cash equivalents, restricted cash and accounts receivable, net, as of December 31, 2019 and 2018 were as follows:

	As of December 31,
(In millions)	2019	2018	Change
Cash and cash equivalents	$21.2	$19.6	$1.6
Restricted cash	$7.2	$4.9	$2.3
Accounts receivable, net (1)	$205.9	$223.7	$(17.8)
(1)	Eligible accounts receivable of $1.7 million and $1.0 million at December 31, 2019 and 2018, respectively, were assigned to the CCF.

Changes in the Company’s cash, cash equivalents and restricted cash for the years ended December 31, 2019, 2018 and 2017 were as follows:

	As of December 31,
(In millions)	2019	2018	2017	2019-2018	2018-2017
Net cash provided by operating activities (1)	$248.8	$305.0	$224.9	$(56.2)	$80.1
Net cash used in investing activities (2)	(306.9)	(260.3)	(276.9)	(46.6)	16.6
Net cash provided by (used in) financing activities (3)	62.0	(40.0)	57.9	102.0	(97.9)
Net increase in cash, cash equivalents and restricted cash	3.9	4.7	5.9	(0.8)	(1.2)
Cash, cash equivalents and restricted cash, beginning of the period	24.5	19.8	13.9	4.7	5.9
Cash, cash equivalents and restricted cash, end of the period	$28.4	$24.5	$19.8	$3.9	$4.7

(1)	Changes in Net Cash Provided by Operating Activities: Changes in net cash provided by operating activities for the years ended December 31, 2019, 2018 and 2017 were as follows:

	Change
(In millions)	2019-2018	2018-2017
Net income from operations	$(26.3)	$(122.0)
Non-cash deferred income taxes	(5.7)	157.2
Amortization of operating lease right of use assets	60.7	—
Other non-cash related changes, net	2.6	(19.5)
Income and distributions from SSAT, net	(0.8)	15.9
Operating lease liabilities	(59.9)	—
Deferred dry-docking payments	(6.7)	35.4
Accounts receivable, net	46.9	(24.0)
Prepaid expenses and other assets	20.3	(10.2)
Accounts payable, accruals and other liabilities	(85.1)	50.8
Other long-term liabilities	(2.2)	(3.5)
Total	$(56.2)	$80.1

The change in deferred income taxes is primarily related to the remeasurement of the Company’s deferred assets and liabilities, and other discrete tax adjustments resulting from applying the Tax Act as of December 31, 2017. The change in amortization of operating lease right of use assets and operating lease liabilities relates to the adoption of the new lease accounting standard during the year ended December 31, 2019. The Company’s share of income from SSAT was $20.8 million during the year ended December 31, 2019, compared to $36.8 million in the prior year, while distributions from SSAT was $25.2 million during the year ended December 31, 2019, compared to $42.0 million of distributions received in the prior year. Deferred dry-docking payments were $25.9 million for the year ended December 31, 2019, compared to $19.2 million in the prior year. The increase in deferred dry-docking payments was due to an increase in vessel dry-docking activities during the year ended December 31, 2019, compared to the prior year. Changes in accounts receivable are due to the timing of collections as of December 31, 2019, compared to the prior year. Changes in prepaid expenses and other assets are due to the timing of prepaid income taxes, changes in the amount of insurance related receivables and changes in other prepaid amounts as of December 31, 2019, compared to the prior year. Changes in accounts payable, accruals and other liabilities for the year ended December 31, 2019, compared to the prior year are due to the timing of payments associated with those liabilities.

(2)	Changes in Net Cash Used in Investing Activities: Changes in net cash used in investing activities for the years ended December 31, 2019, 2018 and 2017 were as follows:

	Change
(In millions)	2019-2018	2018-2017
Capitalized vessel construction expenditures	$119.5	$(86.6)
Cash deposits into CCF	243.8	(168.6)
Withdrawals from CCF	(244.7)	139.2
Other capital expenditures	(28.6)	(7.6)
Proceeds from disposal of property and equipment, net	(132.9)	136.5
Proceeds from sale of other investments	(3.7)	3.7
Total	$(46.6)	$16.6

Capitalized vessel construction expenditures (including capitalized interest and owners’ items) was $219.1 million for the year ended December 31, 2019, compared to $338.6 million in the prior year. The decrease in capitalized vessel construction expenditures (including cash deposited into the CCF less cash withdrawals from the CCF which are used for vessel construction related payments) is due to a reduction in progress payments related to the construction of new vessels. Other capital expenditures (excluding capitalized vessel construction expenditures) was $91.2 million for the year ended December 31, 2019, compared to $62.6 million for the prior year. The increase was primarily due to higher levels of capital expenditures related to the installation of scrubbers on vessels, the Hawaii Sand Island terminal expansion and modernization program, and the construction of the Anchorage Service Center during the year ended December 31, 2019, compared to the prior year. Proceeds from the disposal of property and equipment was $3.4 million for the year ended December 31, 2019, compared to $136.3 million for the prior year. Disposals of property and equipment during the year ended December 31, 2018 included net proceeds of approximately $106.0 million from the sale and leaseback of a vessel, and $28.4 million from other container and equipment sale and leaseback transactions. There were no sale and leaseback transactions in 2019. Proceeds from the sale of other investments of $3.7 million for the year ended December 31, 2018 related to the surrender of life insurance policies. There were no sales of other investments during the year ended December 31, 2019.

(3)	Changes in Net Cash Provided by (Used in) Financing Activities: Changes in net cash provided by (used in) financing activities for the years ended December 31, 2019, 2018 and 2017 were as follows:

	Change
(In millions)	2019-2018	2018-2017
Repayments of fixed interest debt and capital leases	$(11.4)	$1.1
Borrowings under revolving credit facility, net	114.1	(120.0)
Repurchase of Matson common stock	—	19.3
Dividends paid	(1.8)	(1.6)
Change in other payments, net	1.1	3.3
Total	$102.0	$(97.9)

Repayments of fixed interest debt and capital leases increased to $42.1 million for the year ended December 31, 2019, compared to $30.7 million in the prior year due to scheduled fixed interest debt payments. Net borrowings from the Company’s revolving credit facility was $144.1 million for the year ended December 31, 2019, compared to $30.0 million in the prior year. The increase in borrowing under the revolving credit facility was primarily due to vessel construction payments and other capital expenditure. There was no repurchase of Matson stock during the years ended December 31, 2019 or 2018. During the year ended December 31, 2017, the Company repurchased $19.3 million of Matson stock. Dividends paid was $37.2 million for the year ended December 31, 2019, compared to $35.4 million for the year ended December 31, 2018.

Debt: Total debt as of December 31, 2019 and 2018 is as follows:

	As of December 31,
(In millions)	2019	2018	Change
Revolving credit facility	$379.1	$235.0	$144.1
Fixed interest debt	579.3	621.4	(42.1)
Total Debt	$958.4	$856.4	$102.0

Total debt increased by $102.0 million during the year ended December 31, 2019, compared to the prior year. The increase in the Company’s revolving credit facility was primarily due to the funding of progress payments related to the construction of new vessels and other capital expenditure during the year ended December 31, 2019. The reduction in fixed interest debt was due to scheduled debt payments made during the year ended December 31, 2019.

As of December 31, 2019, the Company had $75.1 million of remaining availability under the revolving credit facility, with a maturity date of June 29, 2022. The Company’s debt is described in Note 8 to the Consolidated Financial Statements in Item 8 of Part II.

Working Capital: The Company had working capital deficiency of $147.1 million at December 31, 2019, compared to working capital deficiency of $52.4 million at December 31, 2018. The increase in working capital deficiency at December 31, 2019 is partially due to the recording of the short-term portion of operating lease liabilities of $66.6 million as of December 31, 2019, in accordance with the adoption of the new lease accounting standard, and a $17.8 million decrease in accounts receivable. Working capital is impacted by the timing of collections associated with accounts receivable and other assets, and the timing of payments associated with accounts payable, accruals and other liabilities.

CONTRACTUAL OBLIGATIONS, COMMITMENTS, CONTINGENCIES AND OFF-BALANCE SHEET ARRANGEMENTS

Contractual Obligations:

At December 31, 2019, the Company had the following estimated contractual obligations:

	Payment Due By Period
Contractual Obligations (in millions)	2020	2021-2022	2023-2024	Thereafter	Total
Vessel construction obligations (1)	$64.8	$—	$—	$—	$64.8
Total debt obligations (2)	48.4	493.2	115.7	301.1	958.4
Estimated interest on debt (3)	36.0	56.6	28.3	55.0	175.9
Vendor and other obligations (4)	29.6	—	—	—	29.6
Qualified defined benefit pension obligations (5)	13.6	28.1	29.3	76.2	147.2
Non-qualified pension obligations (5)	2.2	—	2.1	0.5	4.8
Post-retirement benefit obligations (5)	1.0	2.1	2.4	5.7	11.2
Multi-employer withdrawal obligations (6)	10.8	8.2	8.2	63.9	91.1
Operating lease obligations (7)	75.9	98.7	61.0	78.7	314.3
Total	$282.3	$686.9	$247.0	$581.1	$1,797.3
(1)	Vessel construction obligations represent contractual agreements entered into for the construction of new vessels.
(2)	Total debt obligations include principal repayments of outstanding debt (see Note 8 to the Consolidated Financial Statements in Item 8 of Part II below, for additional information).
(3)	Estimated interest on debt is determined based on: (i) the stated interest rate for fixed debt, and (ii) the estimated variable interest on revolving credit facility assuming the balance at December 31, 2019 remains outstanding until maturity.
(4)	Vendor and other obligations include: (i) non-cancellable contractual capital project obligations (excluding vessel construction obligations shown in (1) above); (ii) dry-docking related obligations; and (iii) other contractual obligations. Amounts are considered obligations if a contract has been agreed to specifying significant terms of the contract, and the amounts are not reflected in the Consolidated Balance Sheets.
(5)	Qualified defined benefit pension, non-qualified pension and post-retirement benefit obligations include estimated payments for the next ten years. The amounts noted in the column labeled “Thereafter” represent estimated benefit payments for 2025 through 2029 (see Note 11 to the Consolidated Financial Statements in Item 8 of Part II below, for additional information).
(6)	Multi-employer withdrawal obligations relate to the discounted liability associated with Horizon’s mass withdrawal from Puerto Rico’s multi-employer ILA-PRSSA and the partial withdrawal liability associated with the Local 153 Fund of the OPEIU (see Note 12 to the Consolidated Financial Statements in Item 8 of Part II below, for additional information).
(7)	Operating lease obligations primarily consist of real estate and terminal leases, vessel charter leases, operations equipment and other leases entered into under non-cancellable arrangements (see Note 9 to the Consolidated Financial Statements in Item 8 of Part II below, for additional information).

Estimated timing and amount of payments related to unrecognized tax benefits of $16.4 million as of December 31, 2019 are excluded from the table due to the uncertainty of such timing and payments, if any.

Commitments, Contingencies and Off-Balance Sheet Arrangements:

Commitments and Contingencies: A description of other commitments and contingencies is set forth in Note 9, Note 11 and Note 17 to the Consolidated Financial Statements in Item 8 of Part II below, and is incorporated herein by reference.

Off-balance sheet Arrangements: Except as described below, the Company is not party to any off-balance sheet arrangements that have, or are reasonably likely to have, a current or future material effect on the Company’s financial condition, results of operations or cash flows.

Future minimum payments under operating leases are $314.3 million as of December 31, 2019. In addition, the Company provided a lessor with a maximum residual value guarantee related to the lease of a vessel. Additional information related to leases and the vessel lease guarantee is set forth in Note 9 to the Consolidated Financial Statements in Item 8 of Part II below, and is incorporated herein by reference.

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

Long-lived Assets and Finite-lived Intangible Assets: Long-lived assets and finite-lived intangible assets are grouped at the lowest level reporting unit for which identifiable cash flows are available. In evaluating for impairment, the estimated future undiscounted cash flows generated by each of these asset groups are compared with the carrying value recorded for each asset group to determine if its carrying value is recoverable. If this review determines that the amount recorded will not be recovered, the amount recorded for the asset group is reduced to its estimated fair value. These asset impairment analyses are highly subjective because they require management to make assumptions and apply considerable judgments to, among other things, estimates of the timing and amount of future cash flows, expected useful lives of the assets, potential impact of future events, including changes in economic conditions and operating performance, and future costs of maintenance and improvements of the assets. If management uses different assumptions or if different conditions occur in future periods, the Company’s financial condition or its future operating results could be materially impacted. The Company has evaluated its long-lived assets and finite-lived intangible assets for impairment and determined that there was no impairment for the years ended December 31, 2019, 2018 and 2017.

Indefinite-life Intangible Assets and Goodwill: The Company’s intangible assets include goodwill, customer relationships and a trade name, and are grouped at the lowest level reporting unit for which identifiable cash flows are available. In estimating the fair value of a reporting unit, the Company uses a combination of a discounted cash flow model and fair value based on market multiples of earnings before interest, income taxes, depreciation and amortization (“EBITDA”). The discounted cash flow approach requires the Company to use a number of assumptions, including market factors specific to the business, the amount and timing of estimated future cash flows generated by the business over an extended period of time, long-term growth rates for the business, and a discount rate that considers the risks related to the amount and timing of the cash flows. Although the assumptions used by the Company in its discounted cash flow model are consistent with the assumptions the Company used to generate its internal strategic plans and forecasts, significant judgment is required to estimate the amount and timing of future cash flows from the reporting unit and the risk of achieving those cash flows. When using market multiples of EBITDA, the Company makes judgments about the comparability of multiples in closed and proposed transactions. Accordingly, changes in assumptions and estimates, including, but not limited to, changes driven by external factors, such as industry and economic trends, and those driven by internal factors, such as changes in the Company’s business strategy and its internal forecasts, could have a material effect on the Company’s financial condition or its future operating results. The Company has evaluated its indefinite-life intangible assets and goodwill for impairment and determined that there was no impairment for the years ended December 31, 2019, 2018 and 2017.

Uninsured Risks and Related Liabilities: The Company is uninsured for certain risks but when feasible, many of these risks are mitigated by insurance. The Company purchases insurance with deductibles or self-insured retentions. Such insurance includes, but is not limited to, employee health, workers’ compensation, marine liability, cybersecurity, auto liability and physical damage to property and equipment. For certain risks, the Company elects to not purchase insurance because of the excessive cost of such insurance or the perceived remoteness of the risk. In addition, the Company retains all risk of loss that exceeds the limits of the Company’s insurance policies.

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

Pension and Post-Retirement Plans: The estimation of the Company’s pension and post-retirement benefit expenses and liabilities requires the Company to make various assumptions. These assumptions include factors such as discount rates, expected long-term rate of return on pension plan assets, salary growth, health care cost trend rates, inflation, retirement rates, mortality rates and expected contributions. Actual results that differ from the assumptions made could materially affect the Company’s financial condition or its future operating results. The effects of changing assumptions are included in unamortized net gains and losses, which directly affect accumulated other comprehensive income (loss). Additionally, these unamortized gains and losses are amortized and reclassified to income (loss) over future periods.

Additional information about the Company’s pension and post-retirement plans and assumptions used is included in Note 11 to the Consolidated Financial Statements in Item 8 of Part II below.

Income Taxes: The Company’s income tax expense requires the Company to make various estimates and judgments. These estimates and judgments are applied in the calculation of taxable income, tax credits, tax benefits and deductions, and in the calculation of certain deferred tax assets and liabilities, which arise from differences in the timing of recognition of revenue, costs and expenses for tax purposes. The calculation of deferred tax assets and liabilities may be impacted by various factors including but not limited to changes in tax rates; changes in tax laws, regulations, and rulings; changes in interpretations of existing tax laws, regulations and rulings; and changes in the evaluation of the Company’s ability to realize deferred tax assets including operating loss and tax credit carryforwards. Deferred tax assets and liabilities are adjusted to the extent necessary to reflect tax rates expected to be in effect when the temporary differences reverse. Significant changes to these estimates may result in an increase or decrease to the Company’s income taxes in a subsequent period.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Debt and Interest Rate Risks: The Company is exposed to changes in interest rates, primarily as a result of its borrowing and investing activities used to maintain liquidity and to fund business operations, including borrowings under its revolving credit facility and private placement term loans. In order to manage its exposure to changes in interest rates, the Company utilizes a balanced mix of both fixed-rate and variable-rate debt with various maturity dates. The nature and amount of the Company’s outstanding debt are expected to fluctuate as a result of future business requirements, market conditions and other factors. The Company’s outstanding variable and fixed rate debt was $379.1 million and $579.3 million as of December 31, 2019, and $235.0 million and $621.4 million as of December 31, 2018, respectively.

Other than in certain events of default, the Company is not obligated to prepay its variable and fixed rate debt prior to maturity. For fixed rate debt, changes in market interest rates would not affect the Company’s financial condition or results of operations. For variable rate debt, a 100 basis point increase in the variable interest rate would have an impact on the Company’s results of operations for 2019 of approximately $3.8 million, assuming the December 31, 2019 balance of the variable rate debt was outstanding throughout the year. This change is not expected to have a material impact on the fair value of the Company’s variable rate debt.

Interest on borrowing from some of the Company’s debt is calculated based upon a London Interbank Offered Rate (“LIBOR”) benchmark interest rate measurement. It is anticipated that the use of LIBOR will be discontinued during the year ending 2021. The expected discontinuation of LIBOR will require the Company and its lenders to transition from a LIBOR measurement to an alternative benchmark interest rate. The transition from LIBOR to another benchmark rate or rates could have an adverse impact on the Company’s outstanding debt that currently use LIBOR as a benchmark rate, and ultimately, adversely affect the Company’s financial condition and results of operations.

Additional information about the Company’s debt is included in Note 8 to the Consolidated Financial Statements in Item 8 of Part II below.

Investment Risks: From time to time, the Company may invest its excess cash in short-term money market funds that purchase government securities or corporate debt securities, or in other deposit products allowed under the Company’s Cash Investment Policy. These money market funds and deposits maintain a weighted average maturity of less than 90 days, and accordingly, a one percent change in interest rates is not expected to have a material impact on the fair value of these investments or on interest income. The Company had a nominal amount on deposit in money market funds as of December 31, 2019 and 2018.

Through its Capital Construction Fund (“CCF”), the Company may, from time to time, invest in money market funds or other eligible investments. The Company’s cash deposits in the CCF as of December 31, 2019 and 2018 were nominal.

Foreign Currency Risks: The Company has no material exposure to foreign currency risks, although it is indirectly affected by changes in currency rates to the extent that changes in rates affect tourism in Hawaii, Guam, Alaska and other locations. Transactions related to the Company’s China service are primarily denominated in U.S. dollars, and therefore, a one percent change in the Chinese Yuan exchange rate would not have a material effect on the Company’s results of operations. Transactions related to the Company’s South Pacific service are primarily denominated in New Zealand dollars. However, a one percent change in the New Zealand dollar exchange rate is not expected to have a material effect on the Company’s results of operations.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

MANAGEMENT’S ANNUAL REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

The management of Matson, Inc. and subsidiaries (the “Company”) has the responsibility for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined in Rule 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as a process designed by, or under the supervision of, the company’s principal executive and principal financial officers and effected by the company’s Board of Directors, management and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America and includes those policies and procedures that:

●	Pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of assets of the company;

●	Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States of America, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and

●	Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company’s assets that could have a material effect on the financial statements.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2019. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework (2013). Based on its assessment, management believes that, as of December 31, 2019, the Company’s internal control over financial reporting is effective. The Company’s independent registered public accounting firm, Deloitte & Touche LLP, has issued an attestation report on the Company’s internal control over financial reporting.

/s/ Matthew J. Cox	/s/ Joel M. Wine
Matthew J. Cox	Joel M. Wine
Chairman and Chief Executive Officer	Senior Vice President and Chief Financial Officer
February 28, 2020	February 28, 2020

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Matson, Inc.

Opinions on the Financial Statements and Internal Control over Financial Reporting
We have audited the accompanying consolidated balance sheets of Matson, Inc. and subsidiaries (the “Company”) as of December 31, 2019 and 2018, the related consolidated statements of income and comprehensive income, shareholders' equity, and cash flows, for each of the three years in the period ended December 31, 2019, and the related notes (collectively referred to as the “financial statements”). We also have audited the Company’s internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2019, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.

Change in Accounting Principle

As discussed in Note 9 to the financial statements, effective January 1, 2019, the Company adopted FASB ASC Topic 842, Leases, using the modified retrospective approach.

Basis for Opinions
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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current-period audit of the financial statements that was communicated or required to be communicated to the audit committee and that (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Goodwill – Span Alaska Reporting Unit — Refer to Notes 2 and 6 to the financial statements

Critical Audit Matter Description

The Company’s evaluation of goodwill for impairment involves the comparison of the fair value of each reporting unit to its carrying value. In estimating the fair value of a reporting unit, the Company uses a combination of a discounted cash flow model and fair value based on market multiples of EBITDA. The discounted cash flow approach requires the Company to make several business assumptions related to discount rates and forecasts of future revenues. Changes in assumptions and estimates, including, but not limited to, changes driven by external factors, such as industry and economic trends, and those driven by internal factors, such as changes in the Company’s business strategy and its internal forecasts, could have a material effect on either the fair value, the amount of any goodwill impairment charge, or both. The goodwill balance was $327.8 million as of December 31, 2019, of which $78.6 million is allocated to a reporting unit in the Logistics reportable segment, resulting from the acquisition of Span Intermediate, LLC (“Span Alaska”) in fiscal year 2016. The Company has evaluated its goodwill for impairment as part of its annual assessment in fiscal year 2019 and determined that the fair value of the Span Alaska reporting unit exceeded the carrying amount as of the date of the impairment review.

We identified goodwill related to Span Alaska as a critical audit matter because of the significant estimates and assumptions management made to estimate the fair value of Span Alaska. Specifically, due to the sensitivity of Span Alaska’s operations to changes in the Alaskan economy, performing audit procedures to evaluate the reasonableness of management’s estimates and assumptions related to forecasts of future revenues and selection of the discount rate, required a high degree of auditor judgment and an increased extent of effort, including the need to involve our fair value specialists.

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to the forecasts of future revenue, specifically as they relate to Span Alaska, and the selection of the discount rate for Span Alaska included the following, among others:

●	We tested the effectiveness of controls over management’s goodwill impairment evaluation, including those over the forecasts of future revenue and the selection of the discount rate.
●	We evaluated management’s ability to accurately forecast future revenue by comparing actual results to management’s historical forecasts.
●	We evaluated the reasonableness of management’s revenue forecast by comparing the forecasts to (1) historical revenues and operating margins, (2) internal communications to management and the Board of Directors, (3) external communications made by management to analysts and investors, (4) trends in the logistics industry and (5) trends in the Alaskan economy.
●	With the assistance of our fair value specialists, we evaluated the reasonableness of the discount rate, including testing the source information underlying the determination of the discount rate, testing the mathematical accuracy of the calculation, and developing a range of independent estimates and comparing those to the discount rate selected by management.

/s/ Deloitte & Touche LLP
San Francisco, California
February 28, 2020

We have served as the Company’s auditor since at least 1976; however, an earlier year could not be reliably determined.

MATSON, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

	Years Ended December 31,
(In millions, except per share amounts)	2019	2018	2017
Operating Revenue:
Ocean Transportation	$1,666.6	$1,641.3	$1,571.8
Logistics	536.5	581.5	475.1
Total Operating Revenue	2,203.1	2,222.8	2,046.9

Costs and Expenses:
Operating costs	(1,878.0)	(1,875.0)	(1,721.0)
Income from SSAT	20.8	36.8	28.2
Selling, general and administrative	(216.8)	(220.8)	(206.8)
Total Costs and Expenses	(2,074.0)	(2,059.0)	(1,899.6)

Operating Income	129.1	163.8	147.3
Interest expense	(22.5)	(18.7)	(24.2)
Other income (expense), net	1.2	2.6	2.1
Income before Income Taxes	107.8	147.7	125.2
Income taxes	(25.1)	(38.7)	105.8
Net Income	$82.7	$109.0	$231.0

Other Comprehensive Income (Loss), Net of Income Taxes:
Net Income	$82.7	$109.0	$231.0
Other Comprehensive Income (Loss):
Net gain in prior service cost	—	—	0.8
Amortization of prior service cost	(4.5)	(4.7)	(4.0)
Amortization of net loss	2.7	1.1	1.7
Other adjustments	(0.6)	—	0.2
Total Other Comprehensive (Loss) Income	(2.4)	(3.6)	(1.3)
Comprehensive Income	$80.3	$105.4	$229.7

Basic Earnings Per Share	$1.93	$2.55	$5.38
Diluted Earnings Per Share	$1.91	$2.53	$5.35

Weighted Average Number of Shares Outstanding:
Basic	42.8	42.7	42.9
Diluted	43.3	43.0	43.2

See Notes to Consolidated Financial Statements.

MATSON, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	As of December 31,
(In millions)	2019	2018
ASSETS
Current Assets:
Cash and cash equivalents	$21.2	$19.6
Accounts receivable, net	205.9	223.7
Prepaid expenses and other assets	62.5	75.1
Total current assets	289.6	318.4
Long-term Assets:
Investment in SSAT	76.2	87.0
Property and equipment, net	1,598.1	1,366.6
Operating lease right of use assets	256.1	—
Goodwill	327.8	327.8
Intangible assets, net	202.9	214.0
Deferred dry-docking costs, net	56.9	67.1
Other long-term assets	37.8	49.5
Total long-term assets	2,555.8	2,112.0
Total Assets	$2,845.4	$2,430.4

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Current portion of debt	$48.4	$42.1
Accounts payable and accruals	235.7	246.8
Operating lease liabilities	66.6	—
Other liabilities	86.0	81.9
Total current liabilities	436.7	370.8
Long-term Liabilities:
Long-term debt	910.0	814.3
Long-term operating lease liabilities	198.0	—
Deferred income taxes	337.6	312.7
Other long-term liabilities	157.4	177.3
Total long-term liabilities	1,603.0	1,304.3
Commitments and Contingencies
Shareholders’ Equity:
Common stock - common stock without par value; authorized, 150.0 million shares ($0.75 stated value per share); outstanding, 42.9 million shares in 2019 and 42.7 million shares in 2018	32.2	32.0
Additional paid in capital	306.2	297.8
Accumulated other comprehensive loss, net	(36.9)	(34.5)
Retained earnings	504.2	460.0
Total shareholders’ equity	805.7	755.3
Total Liabilities and Shareholders’ Equity	$2,845.4	$2,430.4

See Notes to Consolidated Financial Statements.

MATSON, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
(In millions)	2019	2018	2017
Cash Flows From Operating Activities:
Net income	$82.7	$109.0	$231.0
Reconciling adjustments:
Depreciation and amortization	100.4	94.4	101.2
Amortization of operating lease right of use assets	60.7	—	—
Deferred income taxes	23.6	29.3	(127.9)
Loss (Gain) on disposal of property and equipment	(1.4)	(1.9)	3.0
Share-based compensation expense	11.3	12.1	11.1
Income from SSAT	(20.8)	(36.8)	(28.2)
Distributions from SSAT	25.2	42.0	17.5
Changes in assets and liabilities:
Accounts receivable, net	17.8	(29.1)	(5.1)
Deferred dry-docking payments	(25.9)	(19.2)	(54.6)
Deferred dry-docking amortization	34.3	37.4	46.2
Prepaid expenses and other assets	24.5	4.2	14.4
Accounts payable, accruals and other liabilities	(13.9)	71.2	20.4
Operating lease liabilities	(59.9)	—	—
Other long-term liabilities	(9.8)	(7.6)	(4.1)
Net cash provided by operating activities	248.8	305.0	224.9

Cash Flows From Investing Activities:
Capitalized vessel construction expenditure	(219.1)	(338.6)	(252.0)
Other capital expenditures	(91.2)	(62.6)	(55.0)
Proceeds from (payments for) disposal of property and equipment	3.4	136.3	(0.2)
Cash deposits into Capital Construction Fund	(96.2)	(340.0)	(171.4)
Withdrawals from Capital Construction Fund	96.2	340.9	201.7
Proceeds from sale of other investments	—	3.7	—
Net cash used in investing activities	(306.9)	(260.3)	(276.9)

Cash Flows From Financing Activities:
Repayments of debt	(42.0)	(30.0)	(30.0)
Repayment of capital leases	(0.1)	(0.7)	(1.8)
Proceeds from revolving credit facility	622.1	963.9	469.0
Repayments of revolving credit facility	(478.0)	(933.9)	(319.0)
Payment of financing costs	—	—	(1.7)
Proceeds from issuance of common stock	0.3	0.7	1.9
Dividends paid	(37.2)	(35.4)	(33.8)
Repurchase of Matson common stock	—	—	(19.3)
Tax withholding related to net share settlements of restricted stock units	(3.1)	(4.6)	(7.4)
Net cash provided by (used in) financing activities	62.0	(40.0)	57.9

Net Increase in Cash, Cash Equivalents and Restricted Cash	3.9	4.7	5.9
Cash, Cash Equivalents and Restricted Cash, Beginning of the Year	24.5	19.8	13.9
Cash, Cash Equivalents and Restricted Cash, End of the Year	$28.4	$24.5	$19.8

Reconciliation of Cash, Cash Equivalents, and Restricted Cash, at End of the Year:
Cash and Cash Equivalents	$21.2	$19.6	$19.8
Restricted Cash	7.2	4.9	—
Total Cash, Cash Equivalents and Restricted Cash, End of the Year	$28.4	$24.5	$19.8

Supplemental Cash Flow Information:
Interest paid, net of capitalized interest	$22.0	$18.3	$23.9
Income tax paid, net of income tax refunds	$(24.2)	$5.2	$2.6

Non-cash Information:
Capital expenditures included in accounts payable, accruals and other liabilities	$8.5	$4.1	$1.2

See Notes to Consolidated Financial Statements.

MATSON, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

For the three years ended December 31, 2019

				Accumulated
	Common Stock		Additional	Other
		Stated	Paid In	Comprehensive	Retained
(In millions, except per share amounts)	Shares	Value	Capital	Income (Loss)	Earnings	Total
Balance at December 31, 2016	42.9	$32.1	$289.8	$(23.6)	$196.6	$494.9
Net income	—	—	—	—	231.0	231.0
Other comprehensive income (loss), net of tax	—	—	—	(1.3)	—	(1.3)
Share-based compensation	—	—	11.1	—	—	11.1
Shares issued, net of shares withheld for employee taxes	0.3	0.3	(5.7)	—	—	(5.4)
Shares repurchased	(0.7)	(0.5)	(5.5)	—	(13.3)	(19.3)
Dividends ($0.78 per share)	—	—	—	—	(33.8)	(33.8)
Balance at December 31, 2017	42.5	31.9	289.7	(24.9)	380.5	677.2
Net income	—	—	—	—	109.0	109.0
Other comprehensive income (loss), net of tax	—	—	—	(9.6)	6.0	(3.6)
Share-based compensation	—	—	12.1	—	—	12.1
Shares issued, net of shares withheld for employee taxes	0.2	0.1	(4.0)	—	—	(3.9)
Shares repurchased	—	—	—	—	(0.1)	(0.1)
Dividends ($0.82 per share)	—	—	—	—	(35.4)	(35.4)
Balance at December 31, 2018	42.7	32.0	297.8	(34.5)	460.0	755.3
Net income	—	—	—	—	82.7	82.7
Adoption of new lease accounting standard (see Note 9)	—	—	—	—	4.4	4.4
Other comprehensive income (loss), net of tax	—	—	—	(2.4)	—	(2.4)
Share-based compensation	—	—	11.3	—	—	11.3
Shares issued, net of shares withheld for employee taxes	0.2	0.2	(2.9)	—	—	(2.7)
Dividends ($0.86 per share)	—	—	—	—	(37.3)	(37.3)
SSAT’s adoption of new lease accounting standard (see Note 4)	—	—	—	—	(5.6)	(5.6)
Balance at December 31, 2019	42.9	$32.2	$306.2	$(36.9)	$504.2	$805.7

See Notes to Consolidated Financial Statements.

MATSON, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	DESCRIPTION OF THE BUSINESS

Matson, Inc., a holding company incorporated in the State of Hawaii, and its subsidiaries (“Matson” or the “Company”), is a leading provider of ocean transportation and logistics services. The Company consists of two segments, Ocean Transportation and Logistics. For financial information on the Company’s reportable segments for the three years ended December 31, 2019, see Note 3.

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

Matson has a 35 percent ownership interest in SSA Terminals, LLC, a joint venture between Matson Ventures, Inc., a wholly-owned subsidiary of MatNav, and SSA Ventures, Inc., a subsidiary of Carrix, Inc. (“SSAT”). SSAT provides terminal and stevedoring services to various carriers at eight terminal facilities on the U.S. West Coast, including four facilities dedicated for MatNav’s use. Matson records its share of income from SSAT in Costs and Expenses in the Consolidated Statements of Income and Comprehensive Income, and within the Ocean Transportation segment due to the nature of SSAT’s operations.

Logistics: Matson’s Logistics business is conducted through Matson Logistics, Inc. (“Matson Logistics”), a wholly-owned subsidiary of MatNav. Established in 1987, Matson Logistics is an asset-light business that provides a variety of logistics services to its customers including: (i) multimodal transportation brokerage of domestic and international rail intermodal services, long-haul and regional highway trucking services, specialized hauling, flat-bed and project services, less-than-truckload services, and expedited freight services (collectively, “Transportation Brokerage” services); (ii) less-than-container load (“LCL”) consolidation and freight forwarding services (collectively, “Freight Forwarding” services); (iii) warehousing and distribution services; and (iv) supply chain management, non-vessel operating common carrier (“NVOCC”) freight forwarding and other services.

2.	SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation: The Consolidated Financial Statements include the accounts of Matson, Inc. and all wholly-owned subsidiaries, after elimination of intercompany amounts and transactions. Significant investments in businesses, partnerships, and limited liability companies in which the Company does not have a controlling financial interest, but has the ability to exercise significant influence, are accounted for under the equity method. The Company accounts for its investment in SSAT using the equity method of accounting (see Note 4).

Fiscal Year: The year end for Matson is December 31. The period end for MatNav occurred on the last Friday in December, except for Matson Logistics Warehousing, Inc. whose period closed on December 31. Included in these Consolidated Financial Statements are 52 weeks in the 2019, 2018 and 2017 fiscal years for MatNav.

Foreign Currency Transactions: The United States (U.S.) dollar is the functional currency for substantially all of the financial statements of the Company’s foreign subsidiaries. Foreign currency denominated assets and liabilities of the Company’s foreign subsidiaries are translated into U.S. dollars at exchange rates existing at the respective balance sheet dates. Translation adjustments resulting from fluctuations in exchange rates are recorded as a component of accumulated other comprehensive loss (gain) within shareholders’ equity. The Company translates the result of operations of its foreign subsidiaries at the average exchange rate during the respective periods. Gains and losses resulting from foreign currency transactions are included in Costs and Expenses in the Consolidated Statements of Income and Comprehensive Income.

Use of Estimates: The preparation of the Consolidated Financial Statements in conformity with accounting principles generally accepted in the U.S. requires management to make estimates and assumptions that affect the amounts reported. Estimates and assumptions are used for, but not limited to: impairment of investments; impairment of long-lived assets, intangible assets and goodwill; capitalized interest; allowance for doubtful accounts; legal contingencies; uninsured risks and related liabilities; accrual estimates; pension and post-retirement estimates; multi-employer withdrawal liabilities; operating lease assets and liabilities; and income taxes. Future results could be materially affected if actual results differ from these estimates and assumptions.

Cash, Cash Equivalents and Restricted Cash: Cash equivalents consist of highly-liquid investments with original maturities of three months or less. The Company carries these investments at cost, which approximates fair value. Outstanding checks in excess of funds on deposit totaled $13.8 million and $16.4 million at December 31, 2019 and 2018, respectively, and are included in current liabilities in the Consolidated Balance Sheets. Restricted cash relates to amounts that are subject to contractual restrictions and are not readily available. At December 31, 2019 and 2018, restricted cash was $7.2 million and $4.9 million, respectively, and are included in prepaid expenses and other assets in the Consolidated Balance Sheets.

Accounts Receivable, net: Accounts receivable represent amounts due from trade customers arising in the normal course of business. Accounts receivable are shown net of allowance for doubtful accounts receivable in the Consolidated Balance Sheets. Allowance for doubtful accounts receivable is established by management based on estimates of collectability. Estimates of collectability are principally based on an evaluation of the current financial condition of the customer and the potential risks to collection, the customer’s payment history, expected future credit losses and other factors which are regularly monitored by the Company.

Changes in the allowance for doubtful accounts receivable for the three years ended December 31, 2019, 2018 and 2017 were as follows:

	Balance at		Write-offs	Balance at
Year (in millions)	Beginning of Year	Expense (1)	and Other	End of Year
2019	$4.8	$0.6	$(1.1)	$4.3
2018	$4.6	$0.8	$(0.6)	$4.8
2017	$4.2	$1.0	$(0.6)	$4.6
(1)	Expense is shown net of amounts recovered from previously reserved doubtful accounts.

Prepaid Expenses and Other Assets: Prepaid expenses and other assets consist of the following at December 31, 2019 and 2018:

	As of December 31,
Prepaid Expenses and Other Assets (in millions)	2019	2018
Prepaid fuel	$13.7	$16.3
Prepaid insurance and insurance related receivables	13.4	12.6
Income tax receivables	12.8	26.8
Restricted cash - vessel construction obligations	7.2	4.9
Prepaid operating expenses	5.7	6.8
Other	9.7	7.7
Total	$62.5	$75.1

Other Long-Term Assets: Other long-term assets consist of the following at December 31, 2019 and 2018:

	As of December 31,
Other Long-Term Assets (in millions)	2019	2018
Vessel and equipment spare parts	$12.4	$13.1
Income tax receivables	11.5	21.5
Insurance related receivables	10.6	11.2
Deferred charges and other	3.3	3.7
Total	$37.8	$49.5

Impairment of SSAT: The Company’s investment in SSAT, a related party, is reviewed for impairment annually, or whenever there is evidence that fair value may be below its carrying cost. No impairment was identified during the years ended December 31, 2019, 2018 and 2017.

Property and Equipment: Property and equipment is stated at cost. Property and equipment is depreciated using the straight-line method over the estimated useful lives of the assets. The estimated useful lives of property and equipment range up to the following maximum life:

Classification	Life
Vessels	40 years
Machinery and equipment	30 years
Terminal facilities	35 years

Capitalized Interest: The Company capitalizes interest costs during the period the qualified assets are being readied for their intended use. The Company determined that the vessel construction costs are considered qualifying assets for the purposes of capitalizing interest on these assets. The amount of capitalized interest is calculated based on the amount of payments incurred related to the construction of these vessels using a weighted average interest rate. The weighted average interest rate is determined using the Company’s average borrowings outstanding during the period. Capitalized interest is included in vessel construction in progress in property and equipment in the Company’s Consolidated Balance Sheets (see Note 5). During the years ended December 31, 2019, 2018 and 2017, the Company capitalized $15.6 million, $18.7 million and $7.5 million of interest related to the construction of new vessels, respectively.

Leases: The Company adopted Accounting Standards Codification (“ASC”) 842, Leases (“ASC 842”) on January 1, 2019. ASC 842 requires lessees to record leases on their balance sheets but recognize the expenses in their income statements in a manner similar to pre-adoption practice.  ASC 842 states that a lessee would recognize a lease liability for the obligation to make lease payments, and a right-of-use asset for the underlying leased asset for the period of the lease term.  Refer to Note 9 for additional information on the Company’s adoption of ASC 842 and other lease related disclosures.

Deferred Dry-docking Costs: U.S. flagged vessels must meet specified seaworthiness standards established by U.S. Coast Guard rules and classification society rules. These standards require U.S. flagged vessels to undergo two dry-docking inspections within a five-year period, with a maximum of 36 months between them. However, U.S. flagged vessels that are enrolled in the U.S. Coast Guard’s Underwater Survey in Lieu of Dry-docking (“UWILD”) program are allowed to have their Intermediate Survey dry-docking requirement met with a less costly underwater inspection. Non-U.S. flag vessels are required to meet applicable classification society rules and their own local standards for seaworthiness, which also mandate vessels to undergo two dry-docking inspections every five years.

The Company is responsible for maintaining its vessels in compliance with U.S. and international standards. As costs associated with dry-docking inspections provide future economic benefits to the Company through continued operation of the vessels, the costs are deferred and amortized until the scheduled date of the next required dry-docking, which is usually over a two to five-year period. Amortization of deferred dry-docking costs are charged to operating expenses of the Ocean Transportation segment in the Consolidated Statements of Income and Comprehensive Income. Routine vessel maintenance and repairs are charged to expense as incurred.

Goodwill and Intangible Assets: Goodwill and intangible assets arise as a result of acquisitions made by the Company (see Note 6). Intangible assets consist of customer relationships which are being amortized using the straight-line method over the expected useful lives ranging up to 21 years, and a trade name that has an indefinite life.

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

Long-lived assets and finite-lived intangible assets are grouped at the lowest level reporting unit for which identifiable cash flows are available. In evaluating for impairment, the estimated future undiscounted cash flows generated by each of these asset groups are compared with the carrying value recorded for each asset group to determine if its carrying value is recoverable. If this review determines that the amount recorded will not be recovered, the amount recorded for the asset group is reduced to its estimated fair value. No impairment charges of long-lived assets and finite-lived intangible assets were recorded for the years ended December 31, 2019, 2018 and 2017.

Indefinite-life intangible assets and goodwill are grouped at the lowest level reporting unit for which identifiable cash flows are available. In estimating the fair value of a reporting unit, the Company uses a combination of a discounted cash flow model and fair value based on market multiples of earnings before interest, taxes, depreciation and amortization. Based upon the Company’s evaluation of its indefinite-life intangible assets and goodwill for impairment, the Company determined that the fair value of each reporting unit exceeds book value. No impairment charges of indefinite-life intangible assets and goodwill were recorded for the years ended December 31, 2019, 2018 and 2017.

Other liabilities: Other liabilities consist of the following at December 31, 2019 and 2018:

	As of December 31,
Other Liabilities (in millions)	2019	2018
Payroll and vacation	$28.5	$25.7
Employee incentives and other	14.7	19.5
Uninsured risks and related liabilities - short term	12.6	9.9
Multi-employer withdrawal liabilities - short term (see Note 12)	10.8	10.8
Deferred revenues	6.9	5.7
Interest on debt	4.9	5.1
Pension and post-retirement liabilities - short term (see Note 11)	3.1	3.0
Other short-term liabilities	4.5	2.2
Total	$86.0	$81.9

Other long-term liabilities: Other long-term liabilities consist of the following at December 31, 2019 and 2018:

	As of December 31,
Other Long-Term Liabilities (in millions)	2019	2018
Pension and post-retirement liabilities (see Note 11)	$73.4	$79.4
Multi-employer withdrawal liability (see Note 12)	54.8	56.6
Uninsured risks and related liabilities	26.6	27.3
Other long-term liabilities	2.6	14.0
Total	$157.4	$177.3

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

The estimation of the Company’s pension and post-retirement benefit expenses and liabilities requires that the Company make various assumptions. These assumptions include factors such as discount rates, expected long-term rates of return on pension plan assets, salary growth, health care cost trend rates, inflation, retirement rates, mortality rates, and expected contributions. Actual results that differ from the assumptions made could materially affect the Company’s financial condition or its future operating results. Additional information about the Company’s pension and post-retirement plans is included in Note 11.

Uninsured Risks and Related Liabilities: The Company is uninsured for certain risks but when feasible, many of these risks are mitigated by insurance. The Company purchases insurance with deductibles or self-insured retentions. Such insurance includes, but is not limited to, employee health, workers’ compensation, marine liability, cybersecurity, auto liability and physical damage to property and equipment. For certain risks, the Company elects to not purchase insurance because of the excessive cost of insurance or the perceived remoteness of the risk. In addition, the Company retains all risk of loss that exceeds the limits of the Company’s insurance policies.

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

Recognition of Revenues and Expenses: Revenue in the Company’s Consolidated Financial Statements is presented net of elimination of intercompany transactions. The following is a description of the Company’s principal revenue generating activities by segment, and the Company’s revenue recognition policy for each activity for the periods presented:

	Year Ended December 31,
Ocean Transportation (in millions) (1)	2019	2018	2017
Ocean Transportation services	$1,625.8	$1,599.3	$1,531.8
Terminal and other related services	24.8	23.0	23.5
Fuel sales	10.1	12.2	9.9
Vessel management and related services	5.9	6.8	6.6
Total	$1,666.6	$1,641.3	$1,571.8
(1)	Ocean Transportation revenue transactions are primarily denominated in U.S. dollars except for less than 3 percent of Ocean Transportation services revenue and fuel sales revenue categories which are denominated in foreign currencies.

◾	Ocean Transportation services revenue is recognized ratably over the duration of a voyage based on the relative transit time completed in each reporting period. Vessel operating costs and other ocean transportation operating costs, such as terminal operating overhead and general and administrative expenses, are charged to operating costs as incurred.
◾	Terminal and other related services revenue is recognized as the services are performed. Related costs are recognized as incurred.
◾	Fuel sales revenue and related costs are recognized when the Company has completed delivery of the product to the customer in accordance with the terms and conditions of the contract.
◾	Vessel management and related services revenue is recognized in proportion to the services completed. Related costs are recognized as incurred.

	Year Ended December 31,
Logistics (in millions) (1)	2019	2018	2017
Transportation Brokerage and Freight Forwarding services	$504.8	$549.1	$445.1
Warehouse and distribution services	20.6	19.1	17.5
Supply chain management and other services	11.1	13.3	12.5
Total	$536.5	$581.5	$475.1
(1)	Logistics revenue transactions are primarily denominated in U.S. dollars except for less than 3 percent of transportation brokerage and freight forwarding services revenue, and supply chain management and other services revenue categories which are denominated in foreign currencies.

◾	Transportation Brokerage and Freight Forwarding services revenue consists of amounts billed to customers for services provided. The primary costs include third-party purchased transportation services, labor and equipment. Revenue and the related purchased third-party transportation costs are recognized over the duration of a delivery based upon the relative transit time completed in each reporting period. Labor and other operating costs are expensed as incurred. The Company reports revenue on a gross basis as the Company serves as the principal in these transactions because it is responsible for fulfilling the contractual arrangements with the customer and has latitude in establishing prices.
◾	Warehousing and distribution services revenue consist of amounts billed to customers for storage, handling, and value-added packaging of customer merchandise. Storage revenue is recognized in the month the service is provided to the customer. Storage related costs are recognized as incurred. Other warehousing and distribution services revenue and related costs are recognized in proportion to the services performed.
◾	Supply chain management and other services revenue, and related costs are recognized in proportion to the services performed.

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

Customer Concentration: The Ocean Transportation segment serves customers in numerous industries and carries a wide variety of cargo, mitigating its dependence upon any single customer or single type of cargo. In 2019, 2018 and 2017, the 10 largest Ocean Transportation customers accounted for approximately 23 percent, 24 percent and 23 percent of Ocean Transportation revenue, respectively. None of these customers individually account for more than 10 percent of Ocean Transportation operating revenues.

The Logistics segment serves customers in numerous industries and geographical locations. In 2019, 2018 and 2017, the 10 largest Logistics customers accounted for approximately 21 percent, 23 percent and 19 percent of Logistics revenue, respectively. None of these customers individually account for more than 10 percent of Logistics operating revenues.

Dividends: The Company recognizes dividends as a liability when approved by the Board of Directors.

Share-Based Compensation: The Company records compensation expense for all share-based awards made to employees and directors. The Company’s various stock-based compensation plans are more fully described in Note 15.

Income Taxes: The estimate of the Company’s income tax expense requires the Company to make various estimates and judgments. These estimates and judgments are applied in the calculation of taxable income, tax credits, tax benefits and deductions, and in the calculation of certain deferred tax assets and liabilities, which arise from differences in the timing of recognition of revenue, costs and expenses for tax purposes. Deferred tax assets and liabilities are adjusted to the extent necessary to reflect tax rates expected to be in effect when the temporary differences reverse.

The Company records a valuation allowance if, based on the weight of available evidence, management believes that it is more likely than not that some portion or all of a recorded deferred tax asset would not be realized in future periods. The Company’s income taxes are more fully described in Note 10.

Rounding: Amounts in the Consolidated Financial Statements and Notes to the Consolidated Financial Statements are rounded to millions, except for per share calculations and percentages which were determined based on amounts before rounding. Accordingly, a recalculation of some per-share amounts and percentages, if based on the reported data, may be slightly different.

New Accounting Pronouncements:

Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”): In June 2016, the FASB issued ASU 2016-13 which amends the current approach to estimate credit losses on certain financial assets, including trade and other receivables, available-for-sale securities and other financial instruments. ASU 2016-13 requires entities to establish a valuation allowance for the expected lifetime losses of certain financial instruments. Subsequent changes in the valuation allowance are recorded in current earnings and reversal of previous losses is permitted. The new standard is effective for interim and annual periods beginning on or after December 15, 2019, and early adoption is permitted. The Company is in the process of evaluating this new standard, but does not expect the adoption of ASU 2016-13 to have a significant impact on the Company’s Consolidated Financial Statements.

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

The Company consists of two reportable segments, Ocean Transportation and Logistics, which are further described in Note 1. Reportable segments are measured based on operating income. In arrangements where the customer purchases ocean transportation and logistics services, the revenues are allocated to each reportable segment based upon the contractual amounts for each type of service. The Company’s SSAT segment has been aggregated into the Company’s

Ocean Transportation segment due to the operations of SSAT being an integral part of the Company’s Ocean Transportation business (see Note 4).

The Company’s Ocean Transportation segment provides ocean transportation services to the Logistics segment, and the Logistics segment provides logistics services to the Ocean Transportation segment in certain transactions. Accordingly, inter-segment revenue of $102.3 million, $95.4 million and $81.3 million for the years ended December 31, 2019, 2018 and 2017, respectively, have been eliminated from operating revenues in the table below.

Reportable segment financial information for the years ended December 31, 2019, 2018 and 2017, and identifiable asset segment information at December 31, 2019 and 2018, are as follows:

	Years Ended December 31,
(In millions)	2019	2018	2017
Operating Revenue:
Ocean Transportation (1)	$1,666.6	$1,641.3	$1,571.8
Logistics (2)	536.5	581.5	475.1
Total Operating Revenue	$2,203.1	$2,222.8	$2,046.9
Operating Income:
Ocean Transportation (3)	$90.8	$131.1	$126.4
Logistics	38.3	32.7	20.9
Total Operating Income	129.1	163.8	147.3
Interest expense, net	(22.5)	(18.7)	(24.2)
Other income (expense), net	1.2	2.6	2.1
Income before Income Taxes	107.8	147.7	125.2
Income taxes	(25.1)	(38.7)	105.8
Net Income	$82.7	$109.0	$231.0

Capital Expenditures:
Ocean Transportation	$294.5	$385.4	$305.3
Logistics	15.8	15.8	1.7
Total Capital Expenditures	$310.3	$401.2	$307.0

Depreciation and Amortization:
Ocean Transportation	$93.6	$87.0	$93.3
Logistics	6.8	7.4	7.9
	100.4	94.4	101.2
Deferred dry-docking amortization - Ocean Transportation	34.3	37.4	46.2
Total Depreciation and Amortization	$134.7	$131.8	$147.4
(1)	Ocean Transportation operating revenue excludes inter-segment revenue of $52.8 million, $51.7 million and $40.3 million for the years ended December 31, 2019, 2018 and 2017, respectively.
(2)	Logistics operating revenue excludes inter-segment revenue of $49.5 million, $43.7 million and $41.0 million for the years ended December 31, 2019, 2018 and 2017, respectively.
(3)	Ocean Transportation segment information includes $20.8 million, $36.8 million, and $28.2 million of equity in income from the Company’s equity investment in SSAT for the years ended December 31, 2019, 2018 and 2017, respectively.

	As of December 31,
(In millions)	2019	2018
Identifiable Assets:
Ocean Transportation (1)	$2,424.5	$2,071.6
Logistics	420.9	358.8
Total Assets	$2,845.4	$2,430.4
(1)	The Ocean Transportation segment includes $76.2 million and $87.0 million related to the Company’s equity investment in SSAT as of December 31, 2019 and 2018, respectively.

4.	INVESTMENT IN SSAT

The Company accounts for its 35 percent ownership interest in SSAT using the equity method of accounting. The Company records its share of income from SSAT in costs and expenses within the Ocean Transportation segment due to operations of SSAT being an integral part of the Company’s Ocean Transportation business. The Company’s investment in SSAT was $76.2 million and $87.0 million at December 31, 2019 and 2018, respectively.

The Company’s share of income recorded in the Consolidated Statements of Income and Comprehensive Income and dividends received by the Company during the years ended December 31, 2019, 2018 and 2017 are as follows:

	Years Ended December 31,
(In millions)	2019	2018	2017
Company's share of net income	$20.8	$36.8	$28.2
Distributions received	$25.2	$42.0	$17.5

SSAT adopted the new lease accounting standard ASC 842 during the year ended December 31, 2019. As part of the adoption, the Company recorded a net adjustment that reduced retained earnings by $5.6 million representing its portion of SSAT’s total impact of adopting the new lease accounting standard.

The Company’s Ocean Transportation segment operating costs include $218.7 million, $213.4 million and $181.3 million for the years ended December 31, 2019, 2018 and 2017, respectively, for terminal services provided by SSAT. Accounts payable and accrued liabilities in the Consolidated Balance Sheets include $63.6 million and $59.2 million for terminal services payable to SSAT at December 31, 2019 and 2018, respectively.

A summary of the condensed balance sheets of SSAT at December 31, 2019 and 2018 is as follows:

	As of December 31,
Condensed Balance Sheets (in millions)	2019	2018
Current assets	$300.8	$310.4
Non-current assets (1)	1,283.0	152.1
Total Assets	$1,583.8	$462.5

Current liabilities (1)	$201.9	$71.0
Non-current liabilities (1)	1,179.2	156.2
Equity	202.7	235.3
Total Liabilities and Equity	$1,583.8	$462.5
(1)	Non-current assets, current liabilities and non-current liabilities include $1,117.0 million, $135.7 million and $1,033.1 million at December 31, 2019, respectively, related to operating lease right of use assets and operating lease liabilities recorded as a result of the adoption of the new lease accounting standard during the year ended December 31, 2019.

A summary of the condensed statements of operating income and net income of SSAT for years ended December 31, 2019, 2018 and 2017 are as follows:

	Years Ended December 31,
Condensed Statements of Operating Income and Net Income (in millions)	2019	2018	2017
Operating revenue	$1,098.3	$1,074.2	$933.5
Operating costs and expenses	1,035.3	963.7	850.2
Operating income	63.0	110.5	83.3
Net Income (1)	$57.2	$104.9	$80.9
(1)	Includes earnings from equity method investments held by SSAT less earnings allocated to non-controlling interests.

5.	PROPERTY AND EQUIPMENT

Property and equipment at December 31, 2019 and 2018, and depreciation expense for the years ended December 31, 2019, 2018 and 2017 is as follows:

	As of December 31, 2019			As of December 31, 2018
		Accumulated			Accumulated
(In millions)	Cost	Depreciation	Net Book Value	Cost	Depreciation	Net Book Value
Vessels	$1,653.5	$818.5	$835.0	$1,489.2	$847.1	$642.1
Containers and equipment	544.5	378.8	165.7	513.6	362.9	150.7
Terminal facilities and other property	114.4	41.3	73.1	66.0	38.6	27.4
Vessel construction in progress	488.9	—	488.9	487.2	—	487.2
Other construction in progress	35.4	—	35.4	59.2	—	59.2
Total	$2,836.7	$1,238.6	$1,598.1	$2,615.2	$1,248.6	$1,366.6

	Years Ended December 31,
(In millions)	2019	2018	2017
Depreciation expense	$86.3	$80.5	$86.7

Property and equipment included assets subject to capital leases with a net book value of $0.1 million, net of accumulated depreciation of $0.7 million at December 31, 2018. There were no capital leases outstanding as of December 31, 2019. Depreciation of assets subject to capital leases recorded in the Consolidated Statement of Income and Comprehensive Income was $0.5 million and $1.5 million for the years ended December 31, 2018 and 2017, respectively.

6.	GOODWILL AND INTANGIBLE ASSETS

Goodwill by segment as of December 31, 2019 and 2018 consists of the following:

	Ocean
(In millions)	Transportation	Logistics	Total
Goodwill	$222.6	$105.2	$327.8

Logistics goodwill of $105.2 million includes $78.6 million acquired as part of the acquisition of Span Intermediate, LLC (“Span Alaska”) in August 2016 that was allocated to the Span Alaska reporting unit, and $26.6 million relates to other Logistics acquisitions that were allocated to the Logistics reporting unit.

Intangible assets by segment as of December 31, 2019 and 2018 consist of the following:

	As of December 31, 2019			As of December 31, 2018
	Gross	Accumulated		Gross	Accumulated
(In millions)	Amount	Amortization	Net Book Value	Amount	Amortization	Net Book Value
Ocean Transportation - Customer relationships	$140.6	$31.2	$109.4	$140.6	$24.4	$116.2
Logistics:
Customer relationships	90.1	23.9	66.2	90.1	19.6	70.5
Trade name	27.3	—	27.3	27.3	—	27.3
Total Logistics	117.4	23.9	93.5	117.4	19.6	97.8
Total	$258.0	$55.1	$202.9	$258.0	$44.0	$214.0

Ocean Transportation intangible assets of $140.6 million relate to customer relationships acquired as part of the acquisition of Horizon Lines, Inc. (“Horizon”) on May 29, 2015, and are being amortized over 21 years. Logistics intangible assets include $79.3 million of customer relationships which are being amortized over 20 years, and $27.3 million of an indefinite life trade name, both acquired as part of the Span Alaska acquisition. The remaining Logistics customer relationships of $10.8 million are being amortized over a period of up to 13 years.

Intangible assets related amortization expense for 2019, 2018 and 2017, is as follows:

	Years Ended December 31,
(In millions)	2019	2018	2017
Amortization expense	$11.1	$11.2	$11.4

As of December 31, 2019, estimated amortization expense related to customer relationships intangible assets during the next five years and thereafter is as follows:

Customer
Year (in millions)	Relationships
2020	$11.0
2021	10.9
2022	10.7
2023	10.7
2024	10.7
Thereafter	121.6
Total	$175.6

7.	CAPITAL CONSTRUCTION FUND

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

As of December 31, 2019 and 2018, $1.7 million and $1.0 million, respectively, of eligible accounts receivable were assigned to the CCF. Due to the nature of the assignment of eligible accounts receivable into the CCF, such assigned amounts are classified as part of accounts receivable in the Consolidated Balance Sheets. At December 31, 2019 and 2018, the amounts on deposit in the CCF invested in a money market fund, which is classified as other long-term assets in the Company’s Consolidated Balance Sheets, were nominal.

8.	DEBT

At December 31, 2019 and 2018, the Company’s debt consisted of the following:

	As of December 31,
(In millions)	2019	2018
Private Placement Term Loans:
5.79%, payable through 2020	$3.5	$10.5
3.66%, payable through 2023	31.9	41.0
4.16%, payable through 2027	39.3	44.5
3.37%, payable through 2027	75.0	75.0
3.14%, payable through 2031	188.0	200.0
4.31%, payable through 2032	30.3	32.7
4.35%, payable through 2044	100.0	100.0
3.92%, payable through 2045	69.5	71.4
Title XI Debt:
5.34%, payable through 2028	19.8	22.0
5.27%, payable through 2029	22.0	24.2
Revolving credit facility, maturity date of June 29, 2022	379.1	235.0
Capital leases	—	0.1
Total Debt	958.4	856.4
Less: Current portion	(48.4)	(42.1)
Total Long-term Debt	$910.0	$814.3

The following is a description of the Company’s debt:

Private Placement Term Loans: The 5.79 percent notes payable through 2020 are amortized by semi-annual principal payments of $3.5 million plus interest.

During the second quarter of 2012, the Company issued $170.0 million of unsecured notes, which funded in three tranches, $77.5 million at an interest rate of 3.66 percent, $55.0 million at an interest rate of 4.16 percent, and $37.5 million at an interest rate of 4.31 percent (the “2012 Notes”). Principal and interest are payable semi-annually. The 2012 Notes began to amortize in 2015 with aggregate semi-annual payments of $4.6 million which continued through 2016, followed by $8.4 million in 2017 through mid-year 2023, $3.8 million through mid-year 2027, and $1.2 million thereafter.

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

In September 2016, the Company issued $200.0 million of 15-year senior unsecured notes (the “Series D Notes”) at an interest rate of 3.14 percent, payable semi-annually. The Series D Notes began to amortize in 2019, with semi-annual principal payments of $6.0 million. During the years 2020 through 2023, semi-annual principal payments will be $9.2 million. Starting in 2024, and in each year thereafter through maturity in 2031, the semi-annual principal payments will be $7.15 million.

In December 2016, the Company issued $75 million of 11-year senior unsecured notes at an interest rate of 3.37 percent, payable semi-annually (the "Series A Notes"). The Series A Notes will begin to amortize in 2021, with principal payments of $5.8 million in 2021 and $11.5 million per year, paid semi-annually, from 2022 through 2027.

Title XI Debt: In September 2003, MatNav issued $55.0 million in U.S. Government guaranteed vessel finance bonds (Title XI) to finance the delivery of Manukai. The secured bonds have a final maturity in September 2028 with a coupon rate of 5.34 percent. The bonds are amortized by semi-annual payments of $1.1 million plus interest. In August 2004, MatNav issued $55.0 million of U.S. Government guaranteed vessel finance bonds (Title XI) to finance the delivery of Maunawili. The secured bonds have a final maturity in July 2029 with a coupon rate of 5.27 percent. The bonds are amortized by semi-annual payments of $1.1 million plus interest.

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

As of December 31, 2019, the Company had $75.1 million of remaining availability under the Credit Agreement. The Company used $7.7 million of the sublimit for letters of credit outstanding as of December 31, 2019. Based on the Company’s consolidated net leverage ratio, which stipulates borrowing margins, the interest rate applicable to revolving credit facility usage was approximately 3.33 percent at December 31, 2019.

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

Interest Rates: The Company incurs interest on debt based upon the levels of outstanding borrowings throughout the year and the related interest rates as described above. Interest rates on the private placement term loans increase when the Company elects for Special Relief Periods to the maximum consolidated leverage ratio as defined within the 2017 Amendments.

Debt Covenants in the Private Placement Term Loans and the Revolving Credit Facility: The Credit Agreement and Private Loan Facilities (collectively, the “Private Debt Agreements”) contain affirmative, negative and financial covenants customary for financings of this type, including, among other things, limitations on certain other indebtedness, loans and investments, liens, mergers, asset sales, and transactions with affiliates as defined within the Private Debt Agreements. The Private Debt Agreements also contain customary events of default, including cross defaults to other material indebtedness, including the Title XI Debt (as defined below). A brief description of the principal covenants contained in the Private Debt Agreements includes, but is not limited to the following (as defined within the Agreements):

◾	Minimum Consolidated Interest Coverage Ratio as of the end of any fiscal quarter is not permitted to be less than 3.50 to 1.0;
◾	Maximum Consolidated Leverage Ratio as of the end of any fiscal quarter is not permitted to exceed 3.25 to 1.0, subject to the Company’s election of Special Relief Periods in which the Maximum Consolidated Leverage Ratio is not permitted to exceed 3.75 to 1.0 as described in the Private Debt Agreements;
◾	The principal amount of Priority Debt: (i) is not permitted to exceed 20 percent of Consolidated Tangible Assets at any time (subject to a reduction to 17.5 percent upon the earlier of December 31, 2017, or upon the occurrence of certain events), and; (ii) the principal amount of Priority Debt that is not Title XI Priority Debt at any time is not permitted to exceed 10 percent of Consolidated Tangible Assets.

Principal covenants generally will restrict the incurrence of liens except for permitted liens, which include, without limitation, liens securing Title XI Debt up to certain thresholds, as defined within the Private Debt Agreements. The Company was in compliance with these covenants as of December 31, 2019.

Debt Covenants in the Title XI Debt Agreements: The Title XI debt agreements contain customary representations and warranties as well as affirmative and negative covenants, defaults and other provisions typical for MARAD-guaranteed financings of this type, with definitions and limitations as defined within the Title XI debt agreements. These covenants include, among other things, minimum working capital and net worth requirements, limitations on certain other indebtedness, loans and investments, liens, mergers, asset sales, sale and leaseback transactions, and transactions with affiliates as defined within the Title XI debt agreements. Certain of the covenants in the Title XI debt agreements are applicable only upon and during the continuance of either (i) an event of default or (ii) the failure of MatNav to meet certain financial requirements.

Capital Leases:  The Company’s capital lease obligations represent leasing of containers and other equipment, and have been classified as current and long-term debt in the Company’s Consolidated Balance Sheets. As of December 31, 2019, there were no capital lease obligations.

Debt Security and Guarantees: All of the debt of the Company and MatNav, including related guarantees, as of December 31, 2019 was unsecured, except for the Title XI Debt.

Debt Maturities: At December 31, 2019, debt maturities during the next five years and thereafter are as follows:

Year (in millions)	Total
2020	$48.4
2021	54.2
2022	439.0
2023	59.9
2024	55.8
Thereafter	301.1
Total debt	$958.4

9.	LEASES

New Lease Accounting Standard: The Company adopted the new lease accounting standard ASC 842 on January 1, 2019, and made the following elections:

◾	Applied the transition requirements that resulted in a cumulative-effect adjustment of $4.4 million recorded to retained earnings at January 1, 2019, due to the elimination of deferred gains from the Company’s sale and leaseback transactions recorded in the Consolidated Balance Sheet as of December 31, 2018;
◾	Elected to apply the package of practical expedient permitted under the transition guidance which allows, among other things, the historical lease classification and initial direct costs to be carried forward;
◾	Elected the short-term lease exception which allows the Company to exclude leases with an initial term of one year or less from recognition on the Consolidated Balance Sheets;
◾	Elected to separate non-lease components by underlying asset class for real estate and terminal leases and operations equipment leases; and
◾	Elected to use a portfolio approach in applying discount rates to leases based upon the lease terms in the following categories: (i) one to five years; (ii) six to ten years; (iii) eleven to fifteen years; and (iv) sixteen years and greater, regardless of the type of underlying asset class.

Upon adoption of ASC 842, the Company recorded a right-of-use asset of $251.4 million and a corresponding operating lease liability of $259.1 million at January 1, 2019. As part of the adoption, the Company recorded a net adjustment to retained earnings of $4.4 million at January 1, 2019. The adoption of ASC 842 did not have a significant impact on the Company’s current earnings, liquidity or existing debt covenant requirements. Significant assumptions and judgments made in applying the new lease accounting standard include determining the Company’s incremental borrowing rate and evaluating the probability of exercising lease options.

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

The Company’s sub-lease income was nominal to the Company’s Consolidated Statements of Income and Comprehensive Income for the year ended December 31, 2019. The Company did not have any finance leases during the year ended December 31, 2019. Certain of the Company’s lease agreements include rental payments that may be adjusted in the future based on economic conditions and others include rental payments adjusted periodically for inflation. Variable lease expense is disclosed for the adjusted portion of such payments.

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

Components of Lease Cost: Components of lease cost recorded in the Company’s Consolidated Statement of Income and Comprehensive Income for the year ended December 31, 2019 consisted of the following:

Year Ended
December 31,
(In millions)	2019
Operating lease cost	$71.4
Short-term lease cost	5.9
Variable lease cost	0.4
Total lease cost	$77.7

Other Lease Information: Other information related to the Company’s operating leases for the year ended December 31, 2019 is as follows:

Year Ended
December 31,
(In millions)	2019
Cash paid for amounts included in operating lease liabilities	$71.3
Right of use assets obtained in the exchange for new operating lease liabilities	$65.3

As of
December 31, 2019
Weighted-average remaining operating lease term	7.5 years
Weighted-average incremental borrowing rate	4.2%

Maturities of operating lease liabilities at December 31, 2019 are as follows:

As of
Year (in millions)	December 31, 2019
2020	$75.9
2021	55.1
2022	43.6
2023	38.0
2024	23.0
Thereafter	78.7
Total lease payments	314.3
Less: Interest	(49.7)
Present value of operating lease liabilities	264.6
Less: Short-term portion	(66.6)
Long-term operating lease liabilities	$198.0

Future minimum payments under operating lease agreements at December 31, 2018 are as follows:

Year (in millions)	Total
2019	$68.3
2020	59.2
2021	44.8
2022	34.7
2023	30.5
Thereafter	83.6
Total minimum lease payments	$321.1

Vessel Charter and Buyer-Lessor Guaranty

Vessel Charter: On November 26, 2018, a wholly-owned subsidiary of the Company entered into agreements whereby a vessel, Maunalei, owned by the subsidiary, was sold for $106.0 million and subsequently leased back from the buyer-lessor under a Bareboat Charter Agreement (the “Charter”). The transaction qualified for sale and leaseback treatment under ASC 840, Leases, with the Charter treated as an operating lease for accounting purposes. Lease payments are approximately $3.0 million per quarter, and the base term of the Charter is five years with a two year end-of-term renewal option. Total future minimum lease payments were $47.9 million at December 31, 2019, and are included in the maturities of operating lease liabilities table at December 31, 2019.

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

10.	INCOME TAXES

Income Taxes: On December 22, 2017, the Tax Act was signed into law and included numerous changes to existing tax law, including a reduction in the federal corporate income tax rate from 35 percent to 21 percent. The rate reduction and other changes took effect on January 1, 2018. Other changes such as remeasurement of deferred tax assets and liabilities were effective as of the fourth quarter of 2017.

In connection with the Company’s analysis of the impact of the Tax Act, the Company recorded a net tax benefit of $154.0 million related to the remeasurement and other discrete adjustments to the Company’s deferred tax assets and liabilities during the year ended December 31, 2017. In addition, the Company recorded a non-cash tax adjustment of

$2.9 million that increased current income taxes during the year ended December 31, 2018. This adjustment related to the application of an estimated 6.2 percent sequestration on alternative minimum tax (AMT) refunds for the years 2018 to 2021. On January 19, 2019, the Internal Revenue Service issued new guidance indicating that sequestration would not apply to refundable AMT credits. In accordance with this new guidance, the Company recorded a non-cash tax adjustment of $2.9 million that reduced current income taxes during the year ended December 31, 2019.

Income taxes for the years ended December 31, 2019, 2018 and 2017 consisted of the following:

	Years Ended December 31,
(In millions)	2019	2018	2017
Current:
Federal	$0.2	$1.5	$21.1
State	3.2	2.1	2.2
Foreign	1.3	0.9	0.5
Discrete adjustments related to the Tax Act (1)	(2.9)	2.9	—
Total	1.8	7.4	23.8
Deferred:
Deferred tax expense	23.3	31.3	24.4
Remeasurement and discrete adjustments related to the Tax Act (2)	—	—	(154.0)
Total	23.3	31.3	(129.6)
Total income taxes	$25.1	$38.7	$(105.8)
(1)	Current income taxes for the years ended December 31, 2019 and 2018 include a non-cash income tax benefit of $2.9 million and a non-cash income tax expense of $2.9 million, respectively, which relates to discrete adjustments as a result of applying the provisions of the Tax Act.
(2)	Deferred income taxes for the year ended December 31, 2017 includes a non-cash income tax benefit of $154.0 million, which relates to the remeasurement of the Company’s deferred tax assets and liabilities and other discrete adjustments as a result of applying the provisions of the Tax Act.

Income taxes for the years ended December 31, 2019, 2018 and 2017 differ from amounts computed by applying the statutory federal rate to income before income taxes for the following reasons:

	Years Ended December 31,
	2019	2018	2017
Computed federal income tax expense	21.0%	21.0%	35.0%
State income tax	4.1%	3.4%	2.6%
Valuation allowance	(0.3)%	(0.7)%	1.4%
Foreign taxes	1.2%	0.6%	0.1%
Remeasurement and discrete adjustments related to the Tax Act (1)	(2.7)%	2.0%	(123.0)%
Share-based payments	(0.1)%	0.1%	(1.4)%
Other — net	0.1%	(0.2)%	0.8%
Effective income tax rate	23.3%	26.2%	(84.5)%
(1)	Effective income tax rate for the years ended December 31, 2019, 2018 and 2017 includes the impact of a non-cash income tax benefit of $2.9 million, or 2.7 percent, a non-cash income tax expense of $2.9 million, or 2.0 percent, and a non-cash income tax benefit of $154.0 million, or 123.0 percent, respectively, related to the remeasurement of the Company’s deferred assets and liabilities and other discrete adjustments as a result of applying the provisions of the Tax Act.

The tax effects of temporary differences that gave rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 2019 and 2018, were as follows:

	As of December 31,
(In millions)	2019	2018
Deferred tax assets:
Operating lease liabilities	$63.1	$—
Pension and post-retirement plans	19.2	20.2
Multi-employer withdrawal liabilities	16.1	16.6
Federal net operating losses	14.3	15.2
State net operating losses	7.3	7.4
U.S. State alternative minimum tax credits	6.7	5.9
Insurance reserves	5.9	5.6
Deferred compensation	5.8	7.0
Foreign losses	3.9	5.1
Other	2.0	4.7
Total deferred tax assets	144.3	87.7
Valuation allowance	(10.6)	(11.5)
Total deferred tax assets, net of valuation allowance	133.7	76.2

Deferred tax liabilities:
Basis differences for property and equipment	319.2	302.1
Operating lease right of use assets	61.1	—
Intangibles	39.7	38.4
Lease financing	23.7	26.0
Capital Construction Fund	12.5	7.0
Investment in SSAT	7.4	11.4
Other	7.7	4.0
Total deferred tax liabilities	471.3	388.9
Deferred tax liability, net	$337.6	$312.7

Valuation Allowance: Valuation allowances recorded against the Company’s foreign income tax net operating losses (“NOLs”) and a portion of the state income tax NOLs were $10.6 million and $11.5 million as of December 31, 2019 and 2018, respectively. The Company believes that it is more likely than not that the benefit from these amounts will not be realized. The Company recorded a decrease (increase) to its valuation allowance of $0.9 million, ($1.1) million and $1.7 million during the years ended December 31, 2019, 2018 and 2017, respectively.

Net Operating Losses and Tax Credit Carryforwards: The Company’s NOLs and tax credit carryforwards at December 31, 2019 and 2018 were as follows:

(In millions)	Expiration Date	2019	2018
U.S. Federal income tax NOLs	Various dates beginning in 2027	$71.2	$74.5
U.S. State income tax NOLs (1)	Various dates beginning in 2032	$184.5	$189.2
U.S. State alternative minimum tax credit	No expiration date	$6.7	$5.9
Foreign income tax NOLs (2)	No expiration date	$14.0	$18.4
(1)	The Company does not expect to benefit from $157.9 million and $152.0 million of U.S. State income tax NOLs as of December 31, 2019 and 2018, respectively.
(2)	The Company has recorded a valuation allowance of $14.0 million and $18.4 million against the foreign income tax NOLs as of December 31, 2019 and 2018, respectively.

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

Unrecognized Tax Benefits: Total unrecognized benefits represent the amount that, if recognized, would favorably affect the Company’s incomes taxes and effective tax rate in future periods. The Company does not expect a material change in gross unrecognized benefits in the next twelve months. A reconciliation of the beginning and ending amount of gross unrecognized tax benefits is as follows:

Unrecognized Tax Benefits (in millions)	Amount
Balance at December 31, 2016	$20.4
Changes in tax positions of prior years, net	1.1
Reductions for lapse of statute of limitations	(0.1)
Revaluation of unrecognized tax benefits due to the Tax Act (1)	(5.5)
Balance at December 31, 2017	15.9
Changes in tax positions of prior years, net	(0.3)
Reductions for lapse of statute of limitations	(0.5)
Balance at December 31, 2018	15.1
Changes in tax positions of prior years, net	2.1
Reductions for lapse of statute of limitations	(0.8)
Balance at December 31, 2019	$16.4
(1)	Amount relates to the impact of applying the Tax Act during the year ended December 31, 2017.

Included in the balance of unrecognized tax benefits at December 31, 2019 are potential benefits of $13.5 million that, if recognized, would affect the Company’s income taxes and effective tax rate. The Company recognizes potential accrued interest and penalties related to unrecognized tax benefits in income taxes. To the extent interest and penalties are not ultimately assessed with respect to the settlement of uncertain tax positions, amounts accrued will be reduced and reflected as a reduction of the Company’s income taxes. Interest accrued related to the balance of unrecognized tax benefits totaled $0.1 million and $0.4 million as of December 31, 2019 and 2018, respectively.

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

The Company’s target and actual asset allocations at December 31, 2019 and 2018 were as follows:

Asset Categories	Target	2019	2018
Domestic equity securities	53%	59%	57%
International equity securities	15%	17%	16%
Debt securities	22%	17%	19%
Real estate	5%	6%	7%
Other and cash	5%	1%	1%
Total	100%	100%	100%

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

The expected return on plan assets is principally based on the Company’s historical returns combined with the Company’s long-term future expectations regarding asset class returns, the mix of plan assets, and inflation assumptions. Actual return on plan assets for the periods presented are as follows:

Actual Return on Plan Assets	Returns
One-year return	22.5%
Three-year return	9.5%
Five-year return	6.9%
Long-term average return (since plan inception in 1989)	8.4%

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

Real Estate and Private Equity Funds: The fair value of real estate and private equity funds are determined by the issuer based on their net asset value (“NAV”). NAV is determined by dividing the fund’s net assets, as recorded in the fund’s audited financial statements, by the number of units outstanding at the valuation date. Fair value for underlying investments in real estate is determined through independent property appraisals. Fair value of underlying investments in private equity funds is determined based on information provided by the general partner taking into consideration the purchase price of the underlying securities, developments concerning the investee company subsequent to the acquisition of the investment, financial data and projections of the investee company provided by the general partner, and such other factors as the general partner deems relevant.

The fair values of the Company’s pension plan assets at December 31, 2019 and 2018 by asset category, were as follows:

	Fair Value Measurements at December 31, 2019
		Quoted Prices in	Significant	Significant
		Active Markets	Observable	Unobservable
Asset Category (in millions)	Total	(Level 1)	Inputs (Level 2)	Inputs (Level 3)
Cash	$6.3	$6.3	$—	$—
Equity securities:
U.S. large-cap	62.4	23.7	38.7	—
U.S. mid- and small-cap	49.6	33.9	15.7	—
International large-cap	6.6	—	6.6	—
Fixed income securities:
U.S. Treasuries	14.1	—	14.1	—
Investment grade U.S. corporate bonds	18.2	—	18.2	—
High-yield U.S. corporate bonds	0.1	—	0.1	—
Total	157.3	$63.9	$93.4	$—
Investment measured at NAV (1)	37.5
Total plan assets	$194.8

	Fair Value Measurements at December 31, 2018
		Quoted Prices in	Significant	Significant
		Active Markets	Observable	Unobservable
Asset Category (in millions)	Total	(Level 1)	Inputs (Level 2)	Inputs (Level 3)
Cash	$6.2	$6.2	$—	$—
Equity securities:
U.S. large-cap	50.6	24.9	25.7	—
U.S. mid- and small-cap	38.4	25.8	12.6	—
International large-cap	5.5	—	5.5	—
Fixed income securities:
U.S. Treasuries	8.0	—	8.0	—
Municipal bonds	0.1	—	0.1	—
Investment grade U.S. corporate bonds	20.8	—	20.8	—
High-yield U.S. corporate bonds	0.5	—	0.5	—
Total	130.1	$56.9	$73.2	$—
Investment measured at NAV (1)	32.2
Total plan assets	$162.3
(1)	Real estate and private equity funds for which fair value is measured using the NAV per share as a practical expedient are not leveled within the fair value hierarchy and are included as a reconciling item to total plan assets.

Contributions to each of the qualified single-employer defined benefit pension plans are determined annually by the Company’s pension administrative committee, based upon the actuarially determined minimum required contribution under the Employee Retirement Income Security Act of 1974 (“ERISA”), as amended, the Pension Protection Act of 2006, and the maximum deductible contribution allowed for tax purposes. The Company’s funding policy is to contribute cash to its pension plans so that it meets at least the minimum contribution requirements. In 2019 and 2017, the Company contributed $10.0 million and $3.0 million, respectively, in pension contributions in these plans. There was no pension contribution to these plans in 2018.

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

The status of the funded qualified defined benefit pension plans and the unfunded post-retirement benefit plans at December 31, 2019 and 2018 are shown below:

			Post-retirement
	Pension Benefits		Benefits
	December 31,		December 31,
(In millions)	2019	2018	2019	2018
Change in Benefit Obligation:
Benefit obligation at beginning of year	$217.4	$232.1	$22.2	$27.7
Service cost	4.7	4.4	0.4	0.6
Interest cost	9.3	8.6	0.9	1.0
Plan participants’ contributions	—	—	0.8	0.9
Actuarial (gain) loss	22.2	(14.1)	3.4	(6.2)
Benefits paid, net of subsidies received	(12.2)	(12.0)	(1.7)	(1.8)
Expenses paid	(1.5)	(1.6)	—	—
Benefit obligation at end of year	239.9	217.4	26.0	22.2

Change in Plan Assets:
Fair value of plan assets at beginning of year	162.2	186.7	—	—
Actual return on plan assets	36.3	(10.9)	—	—
Plan participants’ contributions	—	—	0.8	0.9
Employer contributions	10.0	—	0.9	0.9
Benefits paid, net of subsidies received	(12.2)	(12.0)	(1.7)	(1.8)
Expenses paid	(1.5)	(1.6)	—	—
Fair value of plan assets at end of year	194.8	162.2	—	—
Funded Status and Recognized Liability	$(45.1)	$(55.2)	$(26.0)	$(22.2)

Qualified pension and post-retirement benefits plans liabilities recognized in the Consolidated Balance Sheets and expenses recognized in accumulated other comprehensive income (loss) at December 31, 2019 and 2018 were as follows:

			Post-retirement
	Pension Benefits		Benefits
	December 31,		December 31,
(In millions)	2019	2018	2019	2018
Non-current assets	$1.0	$0.8	$—	$—
Current liabilities	—	—	(1.0)	(1.2)
Non-current liabilities, net	(46.1)	(56.0)	(25.0)	(21.0)
Total	$(45.1)	$(55.2)	$(26.0)	$(22.2)

Net loss, net of taxes	$(56.2)	$(61.8)	$(2.8)	$(0.1)
Prior service credit, net of taxes	4.3	6.0	19.1	21.8
Total	$(51.9)	$(55.8)	$16.3	$21.7

The information for qualified defined benefit pension plans with an accumulated benefit obligation in excess of plan assets at December 31, 2019 and 2018 is shown below:

(In millions)	2019	2018
Projected benefit obligation	$238.3	$215.9
Accumulated benefit obligation	$237.9	$215.6
Fair value of plan assets	$192.2	$159.9

The estimated net loss and prior service credit for the qualified pension plans that will be amortized from accumulated other comprehensive income (loss) is a net periodic cost of $1.5 million, net of tax, in 2020. The estimated net loss and prior service credit for the post-retirement benefit plans that will be amortized from accumulated other comprehensive income (loss) is a net periodic benefit credit of $2.3 million, net of tax, in 2020.

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

Components of the net periodic benefit cost and other amounts recognized in other comprehensive income (loss) for the qualified pension plans and the post-retirement benefit plans during 2019, 2018 and 2017 were as follows:

	Pension Benefits			Post-retirement Benefits
	December 31,			December 31,
(In millions)	2019	2018	2017	2019	2018	2017
Components of Net Periodic Benefit Cost (Benefit):
Service cost	$4.7	$4.4	$4.0	$0.4	$0.6	$0.5
Interest cost	9.3	8.6	9.7	0.9	1.0	1.1
Expected return on plan assets	(11.9)	(13.5)	(13.5)	—	—	—
Amortization of net loss	5.2	4.6	5.1	(0.1)	1.5	1.2
Amortization of prior service credit	(2.3)	(2.3)	(2.3)	(3.8)	(3.8)	(3.8)
Net periodic benefit cost	5.0	1.8	3.0	(2.6)	(0.7)	(1.0)

Other Changes in Plan Assets and Benefit Obligations Recognized in Other Comprehensive Income, net of tax:
Net loss (gain)	(1.7)	7.8	0.8	2.5	(4.7)	1.1
Amortization of net (loss) gain	(3.9)	(3.5)	(3.1)	0.2	(1.1)	(0.7)
Amortization of prior service credit	1.7	1.7	1.4	2.8	2.8	2.3
Total recognized in other comprehensive (income) loss	(3.9)	6.0	(0.9)	5.5	(3.0)	2.7
Total recognized in net periodic benefit cost and other comprehensive (income) loss	$1.1	$7.8	$2.1	$2.9	$(3.7)	$1.7

The weighted average assumptions used to determine benefit information during 2019, 2018 and 2017 were as follows:

	Pension Benefits			Post-retirement Benefits
	December 31,			December 31,
	2019	2018	2017	2019	2018	2017
Discount rate (1)	3.40%	4.40%	3.80%	3.50%	4.50%	3.90%
Expected return on plan assets	7.50%	7.50%	7.75%
Rate of compensation increase	3.00%	3.00%	3.00%	3.00%	3.00%	3.00%
Initial health care cost trend rate:
Pre-65 group				5.70%	6.00%	6.30%
Post-65 group				5.90%	6.30%	6.80%
Ultimate health care cost trend rate				4.40%	4.40%	4.40%
Year ultimate health care cost trend rate is reached:
Pre-65 group				2037	2037	2037
Post-65 group				2036	2036	2036
(1)	The Company derives a single equivalent rate utilizing a yield curve constructed from a portfolio of high-quality corporate bonds with various maturities.

If the assumed health care cost trend rate were increased or decreased one percentage point, the accumulated post-retirement benefit obligation, as of December 31, 2019, 2018 and 2017 and the net periodic post-retirement benefit cost for 2019, 2018 and 2017, would have increased or decreased as follows:

	Post-retirement Benefits
	One Percentage Point
	Increase			Decrease
(In millions)	2019	2018	2017	2019	2018	2017
Effect on total of service cost and interest cost components	$0.2	$0.3	$0.3	$(0.2)	$(0.2)	$(0.2)
Effect on post-retirement benefit obligation	$3.3	$2.6	$4.0	$(2.6)	$(2.0)	$(3.0)

Non-qualified Pension Plans: The Company has non-qualified supplemental pension plans covering certain employees and retirees, which provide for incremental pension payments from the Company’s general funds so that total pension benefits would be substantially equal to amounts that would have been payable from the Company’s qualified pension plans if it were not for limitations imposed by income tax law. A few employees and retirees receive additional supplemental pension benefits. Non-qualified pension plan liabilities recognized in the Consolidated Balance Sheets and expenses recognized in accumulated other comprehensive income (loss) at December 31, 2019 and 2018 are as follows:

	Non-qualified
	Pension Benefits
	December 31,
(In millions)	2019	2018
Current liabilities	$(2.1)	$(1.8)
Non-current liabilities, net	(2.3)	(2.4)
Total	$(4.4)	$(4.2)

Net loss, net of taxes	$(0.6)	$(0.4)
Prior service credit, net of taxes	0.2	0.3
Total	$(0.4)	$(0.1)

Discount rates of 2.8 percent and 4.0 percent were used in determining the 2019 and 2018 non-qualified pension plan obligations, respectively. The estimated net loss and prior service credit for the non-qualified pension plans that will be amortized from accumulated other comprehensive income (loss) in 2020 is nominal.

Estimated Benefit Payments: The estimated future benefit payments for the next ten years as of December 31, 2019 were as follows:

		Non-qualified
	Pension	Pension	Post-retirement
Year (in millions)	Benefits	Benefits	Benefits (1)
2020	$13.6	$2.2	$1.0
2021	13.9	—	1.0
2022	14.2	—	1.1
2023	14.6	2.1	1.2
2024	14.7	—	1.2
2025-2029	76.2	0.5	5.7
Total	$147.2	$4.8	$11.2
(1)	Net of plan participants’ contributions and Medicare Part D subsidies.

Defined Contribution Plans: The Company sponsors defined contribution plans that qualify under Sections 401(a) and 401(k) of the Internal Revenue Code. The Company may make discretionary matching contributions equal to a specified percentage of each participant’s 401(k) contributions and makes other non-discretionary contributions. For the year ended December 31, 2019, the Company provided discretionary matching contributions of up to 3 percent of eligible employee compensation. The Company’s matching contributions expensed in 2019, 2018 and 2017 were $2.9 million, $2.4 million and $2.4 million, respectively.

The Company may also provide a discretionary profit sharing contribution under the qualified defined contribution plans, to salaried, non-bargaining unit employees, if both a minimum threshold of Company performance is achieved and the Board has approved the profit sharing contribution. For certain eligible employees, supplemental profit sharing contributions are credited under a non-qualified plan to be paid after separation from service from the Company’s general funds so that total profit sharing contributions would be substantially equal to amounts that would have been contributed to the Company’s qualified defined contribution plans if it were not for limitations imposed by income tax law. Discretionary profit sharing contributions expensed in 2019, 2018 and 2017 were $0.5 million, $1.4 million and $2.3 million, respectively.

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

The multi-employer pension plans are subject to the plan termination insurance provisions of ERISA and are paying premiums to the Pension Benefit Guaranty Corporation (“PBGC”). The statutes provide that an employer who withdraws from, or significantly reduces its contribution obligation to, a multi-employer plan generally will be required to continue funding its proportional share of the plan’s unfunded vested benefits. As of December 31, 2019, the Company’s estimated benefit plan withdrawal obligations were $266.7 million. Except as described in Note 12, no withdrawal obligations have been recorded by the Company in the Consolidated Balance Sheets at December 31, 2019 and 2018, as the Company has no present intention of withdrawing from and does not anticipate termination of any of these plans.

Information regarding the Company’s participation in multi-employer pension plans is outlined in the table below. The “EIN/Pension Plan Number” column provides the Employer Identification Number (“EIN”) and the three-digit plan number, if applicable. Unless otherwise noted, the most recent Pension Protection Act zone status available in 2019 and 2018 is for the plan’s year-end at December 31, 2019 and 2018, respectively. The zone status is based on information that the Company received from the plan and is certified by the plan’s actuary. Among other factors, plans in the red zone are generally less than 65 percent funded; plans in the orange zone are both a) less than 80 percent funded and b) have an accumulated/expected funding deficiency in any of the next six plan years, net of any amortization extensions; plans in the yellow zone meet either one of the criteria mentioned in the orange zone; and plans in the green zone are at least 80 percent funded. The funding improvement plan (“FIP”) or rehabilitation plan (“RP”) column indicates the status which is either pending or has been implemented. The last column lists the expiration dates of the collective-bargaining agreements to which the plans are subject.

			Pension
			Protection Act
			Zone as of		FIP/RP Status		Contributions of Matson
	EIN/Pension		December 31,		Pending/	5%	(in millions)			Surcharge	Expiration
Pension Funds	Plan Number	Notes	2019	2018	Implemented	Contributor	2019	2018	2017	Imposed	Date (3)
American Radio Association Pension Fund	13-6161999-001		Green	Green	Implemented	Yes	$1.1	$1.0	$1.0	No	6/15/2028
Hawaii Terminals Multiemployer Pension Plan	20-0389370-001		Orange	Yellow	Implemented	Yes	5.7	5.7	5.7	No	6/30/2022
Hawaii Stevedoring Multiemployer Retirement Plan	99-0314293-001		Yellow	Yellow	Implemented	Yes	4.4	4.3	3.8	No	6/30/2022
Master, Mates and Pilots Pension Plan	13-6372630-001		Green	Green	No	Yes	3.4	3.0	3.0	No	6/15/2027,
											6/15/2028
Masters, Mates and Pilots Adjustable Pension Plan	37-1719247-001		(1)	(1)	No	Yes	1.9	1.7	1.7	No	6/15/2027,
											6/15/2028
MEBA Pension Trust - Defined Benefit Plan	51-6029896-001		Green	Green	No	Yes	4.3	4.0	4.4	No	6/15/2022,
											6/15/2028
OCU Trust Pension Plan	26-1574440-001		Green	Green	No	No	0.2	0.2	0.2	No	6/30/2023
MFOW Supplementary Pension Plan	94-6201677-001		Green	Green	No	Yes	0.1	—	—	No	6/30/2021
SIU Pacific District Pension Plan	94-6061923-001		Green	Green	No	Yes	1.5	1.2	0.7	No	6/30/2021
Alaska Teamster - Employer Pension Plan	92-6003463-024		Red	Red	Implemented	Yes	1.9	1.9	2.4	Yes	6/30/2020,
											6/30/2021,
											6/30/2022,
											6/30/2023
All Alaska Longshore Pension Plan	91-6085352-001		Green	Green	No	Yes	1.2	1.0	0.1	No	6/30/2020
Western Conference of Teamsters Pension Plan	91-6145047-001		Green	Green	No	No	1.5	1.4	1.3	No	3/31/2023
Western Conference of Teamsters Supplemental Benefit Trust	95-3746907-001		Green	Green	No	No	—	—	—	No	3/31/2023
OPEIU Local 153 Pension Plan	13-2864289-001		Red	Red	Implemented	No	0.1	0.1	0.1	No	11/09/2020
Seafarers Pension Trust	13-6100329-001	(2)	Green	Green	No	No	—	—	—	No	6/30/2022
Total							$27.3	$25.5	$24.4
(1)	The Plan is not subject to the PPA funding requirements under IRS Section 432 as the Plan was not in effect on July 16, 2006.
(2)	The Company does not make contributions directly to the Seafarers Pension Plan. Instead, contributions are made to the Seafarers Health and Benefits Plan, and are subsequently re-allocated to the Seafarers Pension Plan at the discretion of the plan Trustee.
(3)	Represents the expiration date of the collective bargaining agreement.

The Company also contributes to multi-employer plans that provide post-retirement health and other benefits other than pensions under the terms of collective-bargaining agreements. Benefits provided to active and retired employees and their eligible dependents under these plans include medical, dental, vision and prescription drug. These plans are not subject to the PBGC plan termination and withdrawal liability provisions of ERISA applicable to multi-employer defined benefit pension plans. Contributions to these multi-employer postretirement health and other benefits were $32.8 million, $30.0 million and $27.0 million in 2019, 2018 and 2017, respectively.

Multi-employer Defined Contribution Plans: The Company contributes to six multi-employer defined contribution pension plans. These plans are not subject to the withdrawal liability provisions of ERISA or the PBGC applicable to multi-employer defined benefit pension plans. Contributions made to these plans by the Company were $5.3 million, $4.8 million and $5.0 million in 2019, 2018 and 2017, respectively.

12.	MULTI-EMPLOYER WITHDRAWAL LIABILITIES

Horizon ceased all of its operations in Puerto Rico during the first quarter of 2015, which resulted in a mass withdrawal from its multi-employer ILA-PRSSA pension fund. The Company assumed this liability as part of the acquisition of Horizon on May 29, 2015. The Company estimated the mass withdrawal liability based upon the required undiscounted quarterly payment of approximately $1.0 million to be paid to the ILA-PRSSA pension fund over a period which ends in March 2040, discounted to present value using the Company’s incremental borrowing rate. Future estimated annual payments to be paid to the ILA-PRSSA pension fund as of December 31, 2019 were as follows:

Year (in millions)	Total
2020	$4.1
2021	4.1
2022	4.1
2023	4.1
2024	4.1
Thereafter	63.9
Total remaining future undiscounted payments due to the ILA-PRSSA pension fund	84.4
Less: amount representing interest	(25.5)
Present value of multi-employer withdrawal liability	58.9
Current portion of multi-employer withdrawal liability (see Note 2)	(4.1)
Long-term portion of multi-employer withdrawal liability (see Note 2)	$54.8

Furthermore, the Company assumed a partial withdrawal liability related to the Local 153 Fund of the OPEIU. The partial withdrawal liability resulted from a decline in the number of contribution base units related to the Local 153 Fund caused by Horizon terminating all of its operations in Puerto Rico during the first quarter of 2015. The Company included the partial withdrawal liability of $6.7 million within other liabilities in the Consolidated Balance Sheets as of December 31, 2019 and 2018.

13.ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

Changes in accumulated other comprehensive income (loss) by component, net of tax, are as follows:

			Non-		Accumulated
		Post-	Qualified		Other
	Pension	Retirement	Pension		Comprehensive
(In millions)	Benefits	Benefits	Benefits	Other	Income (Loss)
Balance at December 31, 2017	$(40.6)	$15.6	$(0.3)	$0.4	$(24.9)
Reclassification adjustment related to the Tax Act (1)	(9.2)	3.4	(0.2)	—	(6.0)
Amortization of prior service cost	(1.7)	(2.9)	(0.1)	—	(4.7)
Amortization of net loss (gain)	(4.3)	5.6	0.5	(0.7)	1.1
Balance at December 31, 2018	(55.8)	21.7	(0.1)	(0.3)	(34.5)
Amortization of prior service cost	(1.7)	(2.6)	(0.1)	(0.1)	(4.5)
Amortization of net loss (gain)	5.6	(2.8)	(0.2)	0.1	2.7
Other adjustments	—	—	—	(0.6)	(0.6)
Balance at December 31, 2019	$(51.9)	$16.3	$(0.4)	$(0.9)	$(36.9)
(1)	Reclassification from accumulated other comprehensive income (loss) to retained earnings for the remeasurement tax effects resulting from applying the Tax Act in accordance with ASU 2018-02.

Other comprehensive income (loss) in the Consolidated Statements of Income and Comprehensive Income is shown net of tax benefit (expense) of $(0.3) million, $0.2 million and $(4.4) million for the years ended December 2019, 2018 and 2017, respectively.

14.EARNINGS PER SHARE

Basic earnings per share are determined by dividing net income by the weighted-average common shares outstanding during the year. The calculation of diluted earnings per share includes the dilutive effect of unexercised non-qualified stock options and non-vested stock units. The computation of weighted average dilutive shares outstanding excluded a nominal amount of anti-dilutive non-qualified stock options for each of the years 2019, 2018 and 2017.

The denominators used to compute basic and diluted earnings per share for the years ended December 31, 2019, 2018 and 2017 are as follows:

	Year Ended December 31, 2019			Year Ended December 31, 2018			Year Ended December 31, 2017
		Weighted	Per		Weighted	Per		Weighted	Per
		Average	Common		Average	Common		Average	Common
	Net	Common	Share	Net	Common	Share	Net	Common	Share
(In millions, except per share amounts)	Income	Shares	Amount	Income	Shares	Amount	Income	Shares	Amount
Basic:	$82.7	42.8	$1.93	$109.0	42.7	$2.55	$231.0	42.9	$5.38
Effect of Dilutive Securities:		0.5	(0.02)		0.3	(0.02)		0.3	(0.03)
Diluted:	$82.7	43.3	$1.91	$109.0	43.0	$2.53	$231.0	43.2	$5.35

15.	SHARE-BASED AWARDS

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

Share-based compensation expense and other information related to share-based awards for the years ended December 31, 2019, 2018 and 2017 are as follows:

	Years Ended December 31,
Share-based compensation expense, net of estimated forfeitures (in millions)	2019	2018	2017
Share-based compensation expense	$11.3	$12.1	$11.1
Intrinsic value of options exercised	$0.5	$0.5	$0.7
Tax benefit realized upon stock vesting	$2.0	$2.7	$6.8
Fair value of stock vested	$8.2	$10.8	$17.3

As of December 31, 2019, there was no unrecognized compensation cost related to non-vested stock options. As of December 31, 2019, unrecognized compensation cost related to non-vested restricted stock units and performance-based equity awards was $11.7 million. Unrecognized compensation cost is expected to be recognized over a weighted average period of approximately 1.7 years.

Stock option activity for the year ended December 31, 2019 was as follows (in thousands, except weighted average exercise price and weighted average contractual life):

		Weighted	Weighted
		Average	Average	Aggregate
	2007 Plan	Exercise	Contractual	Intrinsic
	Shares	Price	Life	Value
Outstanding at December 31, 2018	196	$21.81
Exercised	(23)	$18.12
Outstanding at December 31, 2019	173	$22.30	1.7	$3,203
Exercisable at December 31, 2019	173	$22.30	1.7	$3,203

The following table summarizes non-vested restricted stock unit activity through December 31, 2019 (in thousands, except weighted average grant-date fair value amounts):

	2007 Plan	2016 Plan	Total	Weighted
	Restricted	Restricted	Restricted	Average Grant-
	Stock Units	Stock Units	Stock Units	Date Fair Value
Outstanding at December 31, 2018	164	595	759	$33.92
Granted	—	363	363	$33.65
Settlement of Performance Shares (1)	(66)	—	(66)	$37.68
Vested	(90)	(150)	(240)	$34.36
Canceled	—	(38)	(38)	$33.17
Outstanding at December 31, 2019	8	770	778	$33.39
(1)	Represents 2016 Performance Shares paid out below target.

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

The carrying value and fair value of the Company’s financial instruments as of December 31, 2019 and 2018 are as follows:

			Quoted Prices in	Significant	Significant
	Total		Active Markets	Observable	Unobservable
	Carrying Value	Total	(Level 1)	Inputs (Level 2)	Inputs (Level 3)
(In millions)	December 31, 2019	Fair Value Measurements at December 31, 2019
Cash and cash equivalents	$21.2	$21.2	$21.2	$—	$—
Restricted cash	$7.2	$7.2	$7.2	$—	$—
Variable rate debt	$379.1	$379.1	$—	$379.1	$—
Fixed rate debt	$579.3	$585.9	$—	$585.9	$—

(In millions)	December 31, 2018	Fair Value Measurements at December 31, 2018
Cash and cash equivalents	$19.6	$19.6	$19.6	$—	$—
Restricted cash	$4.9	$4.9	$4.9	$—	$—
Variable rate debt	$235.0	$235.0	$—	$235.0	$—
Fixed rate debt	$621.4	$584.5	$—	$584.5	$—

17.	COMMITMENTS AND CONTINGENCIES

Commitments and contractual obligations, excluding debt obligations (see Note 8), lease commitments (see Note 9), pension and post-retirement plan commitments, and multi-employer bargaining plan withdrawal obligations (see Note 11 and 12), are as follows as of December 31, 2019:

Commitments and Contractual Obligations (in millions)	Total
Standby letters of credit (1)	$7.7
Bonds (2)	$33.1
Vessel construction obligations (3)	$64.8
Vendor and other obligations (4)	$29.6
(1)	Standby letters of credit are required for the Company’s uninsured workers’ compensation and other insurance programs, and other needs.
(2)	Bonds are required for U.S. Customs and other related matters.
(3)	Vessel construction obligations represent remaining contractual obligations entered into for the construction of new vessels.
(4)	Vendor and other obligations include: (i) non-cancellable contractual capital project obligations (excluding vessel construction obligations); (ii) dry-docking related obligations; and (iii) other contractual obligations.

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

18.	QUARTERLY INFORMATION (Unaudited)

Segment results by quarter for 2019 and 2018 are as follows:

	Quarters in the Year Ended December 31, 2019
(In millions, except per share amounts)	Q1	Q2	Q3	Q4
Operating Revenue:
Ocean Transportation	$397.9	$415.4	$437.2	$416.1
Logistics	134.5	142.5	134.9	124.6
Total Operating Revenue	$532.4	$557.9	$572.1	$540.7
Operating Income:
Ocean Transportation	$9.4	$19.7	$43.9	$17.8
Logistics	8.1	11.3	11.3	7.6
Total Operating Income	17.5	31.0	55.2	25.4
Interest expense, net	(4.6)	(6.1)	(6.2)	(5.6)
Other income (expense), net	0.6	0.8	(0.5)	0.3
Income before Income Taxes	13.5	25.7	48.5	20.1
Income Taxes	(1.0)	(7.3)	(12.3)	(4.5)
Net Income	$12.5	$18.4	$36.2	$15.6

Basic Earnings Per Share:	$0.29	$0.43	$0.84	$0.36
Diluted Earnings Per Share:	$0.29	$0.43	$0.84	$0.36

	Quarters in the Year Ended December 31, 2018
(In millions, except per share amounts)	Q1	Q2	Q3	Q4
Operating Revenue:
Ocean Transportation	$379.3	$406.6	$437.3	$418.1
Logistics	132.1	150.5	152.1	146.8
Total Operating Revenue	$511.4	$557.1	$589.4	$564.9
Operating Income:
Ocean Transportation	$24.5	$36.5	$48.7	$21.4
Logistics	4.2	9.5	9.9	9.1
Total Operating Income	28.7	46.0	58.6	30.5
Interest expense, net	(5.0)	(5.0)	(4.4)	(4.3)
Other income (expense), net	0.8	0.4	0.7	0.7
Income before Income Taxes	24.5	41.4	54.9	26.9
Income Taxes	(10.3)	(8.8)	(13.3)	(6.3)
Net Income	$14.2	$32.6	$41.6	$20.6

Basic Earnings Per Share:	$0.33	$0.76	$0.97	$0.48
Diluted Earnings Per Share:	$0.33	$0.76	$0.97	$0.48

The following infrequent transactions impacted the Company’s quarterly segment results during the years ended December 31, 2019 and 2018:

	Quarters in the Year Ended December 31, 2019
(In millions)	Q1	Q2	Q3	Q4
Income taxes - Discrete adjustments related to the Tax Act (1)	$2.9	$—	$—	$—

	Quarters in the Year Ended December 31, 2018
(In millions)	Q1	Q2	Q3	Q4
Income taxes - Discrete adjustments related to the Tax Act (1)	$(3.3)	$0.2	$—	$0.2
(1)	Amounts relate to discrete adjustments as a result of applying the Tax Act during the years ended December 31, 2019 and 2018.

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

Internal Control over Financial Reporting

See page 37 for management’s annual report on internal control over financial reporting, which is incorporated herein by reference.

See page 38 for the attestation report of the independent registered public accounting firm on the Company’s internal control over financial reporting, which is incorporated herein by reference.

There have not been any changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the Company’s fiscal fourth quarter ended December 31, 2019, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

A.	Directors

The information about the Directors of Matson required under this item will be included under the section captioned “Election of Directors” in Matson’s Proxy Statement for the 2020 Annual Meeting of Shareholders to be filed with the SEC within 120 days of the fiscal year ended December 31, 2019 (“Matson’s 2020 Proxy Statement”), which section is incorporated herein by reference.

B.	Executive Officers

The information about the executive officers of Matson required under this item will be included under the subsection captioned “Executive Officers” in Matson’s 2020 Proxy Statement, which subsection is incorporated herein by reference.

C.	Corporate Governance

The information about the Audit Committee of the Matson Board of Directors and compliance with Section 16(a) of the Exchange Act, will be included under the subsections captioned “Board of Directors and Committees of Board” and “Delinquent Section 16(a) Reports” in Matson’s 2020 Proxy Statement, which subsections are incorporated herein by reference.

D.	Code of Ethics

The information about Matson’s Code of Ethics required under this item will be included under the subsection captioned “Code of Ethics” in Matson’s 2020 Proxy Statement, which subsection is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION

The information required under this item will be included under the section captioned “Executive Compensation” and the subsections captioned “Compensation of Directors” and “Pay Risk Assessment” in Matson’s 2020 Proxy Statement, which section and subsections are incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required under this item will be included under the section captioned “Security Ownership of Certain Shareholders” and the subsections captioned “Security Ownership of Directors and Executive Officers” in Matson’s 2020 Proxy Statement, which section and subsections are incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required under this item will be included in the section captioned “Election of Directors” and the subsection captioned “Certain Relationships and Transactions” in Matson’s 2020 Proxy Statement, which section and subsection are incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The information concerning principal accountant fees and services required under this item will be included under the sections captioned “Audit Committee Report” and “Ratification of Appointment of Independent Registered Public Accounting Firm” in Matson’s 2020 Proxy Statement, which sections are incorporated herein by reference.

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

At December 31, 2019, the Company’s investment in SSAT exceeded the 10.0 percent and 20.0 percent thresholds in at least one of the tests under Rule 3-09 and Rule 4-08(g) of Regulation S-X, and as such the audited financial statements of SSAT are required to be filed as financial statement schedules herein within 90 days of SSAT’s fiscal year end, which is January 31. Accordingly, the financial statements of SSAT will be filed via an amendment to this Annual Report on Form 10-K on or before April 30, 2020.

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

2.3

Contribution, Assumption and Purchase Agreement, dated as of November 11, 2014, by and among The Pasha Group, SR Holding LLC, Horizon Lines, Inc. and Sunrise Operations LLC (incorporated by reference to Exhibit 2.2 of Horizon Lines, Inc.’s Form 8-K dated November 13, 2014).

2.4

Amendment No. 1 to the Contribution, Assumption and Purchase Agreement, dated as of May 29, 2015, by and among The Pasha Group, SR Holding LLC, Horizon Lines, Inc. and Sunrise Operations LLC (incorporated by reference to Exhibit 2.2 of Matson’s Form 10-Q for the quarter ended June 30, 2015).

2.5

Membership Interest Purchase Agreement, dated as of July 18, 2016, by and between Matson Logistics, Inc. and Span Holdings, LLC (incorporated by reference to Exhibit 2.1 of Matson’s Form 8-K dated July 19, 2016).

3	Articles of incorporation and bylaws.

3.1	Amended and Restated Articles of Incorporation of Matson, Inc. (incorporated by reference to Exhibit 3.1 of Matson’s Form 10-Q for the quarter ended June 30, 2012).

3.2	Articles of Amendment to Change Corporate Name (incorporated by reference to Exhibit 4.2 of Matson’s Form S-8 dated October 26, 2012).

3.3	Amended and Restated Bylaws of Matson, Inc. (as amended as of November 6, 2013) (incorporated by reference to Exhibit 3.1 of Matson’s Form 10-Q for the quarter ended September 30, 2013).

4**	Description of Registered Securities.

10	Material contracts.

10.1

Amended and Restated Credit Agreement among Matson, Inc., Bank of America, N.A., as the Agent, and the lenders thereto, dated as of June 29, 2017 (incorporated by reference to Exhibit 10.1 of Matson’s Form 8-K dated June 30, 2017).

10.2

Amendment to Note Purchase Agreement among Matson, Inc. and the purchasers named therein, dated as of June 29, 2017 (incorporated by reference to Exhibit 10.2 of Matson’s Form 8-K dated June 30, 2017).

10.3

Amendment to Note Purchase Agreement among Matson, Inc. and the purchasers named therein, dated as of June 29, 2017 (incorporated by reference to Exhibit 10.3 of Matson’s Form 8-K dated June 30, 2017).

10.4

Amendment to Third Amended and Restated Note Purchase Agreement among Matson, Inc. and the purchasers named therein, dated as of June 29, 2017 (incorporated by reference to Exhibit 10.4 of Matson’s Form 8-K dated June 30, 2017).

10.5

Amendment to Note Purchase Agreement among Matson, Inc. and the purchasers named therein, dated as of June 29, 2017 (incorporated by reference to Exhibit 10.5 of Matson’s Form 8-K dated June 30, 2017).

10.6	Note Purchase Agreement among Matson, Inc. and the purchasers party thereto, dated as of December 21, 2016 (incorporated by reference to Exhibit 10.1 of Matson’s Form 8-K dated December 22, 2016).

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

10.11	Note Purchase Agreement among Matson, Inc. and the purchasers party thereto, dated as of November 5, 2013 (incorporated by reference to Exhibit 10.1 of Matson’s Form 8-K dated January 29, 2014).

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

10.21*	Form of Anti-Dilution Adjustment Amendment to Restricted Stock Unit Award Agreements (incorporated by reference to Exhibit 99.10 of Matson’s Form S-8 dated October 26, 2012).

10.22*	Form of Anti-Dilution Adjustment Amendment to Stock Option Agreements (incorporated by reference to Exhibit 99.11 of Matson’s Form S-8 dated October 26, 2012).

10.23*	Form of Stock Option Assumption Agreement (incorporated by reference to Exhibit 99.4 of Post-Effective Amendment No. 2 to Alexander & Baldwin, Inc.’s Form S-8 dated June 6, 2012).

10.24*	Special Form of Stock Option Assumption Agreement (incorporated by reference to Exhibit 99.6 of Post-Effective Amendment No. 2 to Alexander & Baldwin, Inc.’s Form S-8 dated June 6, 2012).

10.25*	Matson, Inc. Deferred Compensation Plan for Outside Directors (incorporated by reference to Exhibit 10.34 of Matson’s Form 10-K for the year ended December 31, 2012).

10.26*	Matson, Inc. Excess Benefits Plan, amended and restated effective August 27, 2014 (incorporated by reference to Exhibit 10.1 of Matson’s Form 8-K dated August 28, 2014).

10.27*	Form of Letter Agreement entered into with certain executive officers (incorporated by reference to Exhibit 10.45 of Matson’s Form 10-K for the year ended December 31, 2012).

10.28*	Schedule identifying executive officers who have entered into Form of Letter Agreement (incorporated by reference to Exhibit 10.42 of Matson’s Form 10-K for the year ended December 31, 2014).

10.29*	Form of Letter Agreement entered into with executive officer (incorporated by reference to Exhibit 10.1 of Matson’s Form 8-K dated October 24, 2014).

10.30*,**	Letter Agreement Counter Party.

10.31*	Matson, Inc. Executive Severance Plan (incorporated by reference to Exhibit 10.47 of Matson’s Form 10-K for the year ended December 31, 2012).

10.32*	Matson, Inc. Deferred Compensation Plan (incorporated by reference to Exhibit 10.51 of Matson’s Form 10-K for the year ended December 31, 2012).

10.33

Shipbuilding Contract, by and between Aker Philadelphia Shipyard, Inc. and Matson Navigation Company, Inc., dated as of November 6, 2013 (certain portions of this exhibit have been omitted pursuant to a confidential treatment request submitted to the Commission) (incorporated by reference to Exhibit 10.56 of Matson’s Form 10-K for the year ended December 31, 2013).

10.34

Shipbuilding Contract, by and between Aker Philadelphia Shipyard, Inc. and Matson Navigation Company, Inc., dated as of November 6, 2013 (certain portions of this exhibit have been omitted pursuant to a confidential treatment request submitted to the Commission) (incorporated by reference to Exhibit 10.57 of Matson’s Form 10-K for the year ended December 31, 2013).

10.35

Guaranty Agreement by Aker Philadelphia Shipyard ASA, in favor of Matson Navigation Company, Inc., dated as of November 6, 2013 (incorporated by reference to Exhibit 10.58 of Matson’s Form 10-K for the year ended December 31, 2013).

10.36

Contract for Construction of Two Vessels, dated as of August 25, 2016, by and between Matson Navigation Company, Inc. and National Steel and Shipbuilding Company (certain portions of this exhibit have been omitted pursuant to a confidential treatment request submitted to the Commission) (incorporated by reference to Exhibit 10.1 of Matson’s Form 10-Q for the quarter ended September 30, 2016).

10.37	Purchaser’s Corporate Guaranty Agreement, by Matson, Inc., dated as of August 25, 2016 (incorporated by reference to Exhibit 10.2 of Matson’s Form 10-Q for the quarter ended September 30, 2016).

10.38

Contractor’s Corporate Guaranty Agreement, by General Dynamics Corporation, dated as of August 25, 2016 (incorporated by reference to Exhibit 10.3 of Matson’s Form 10-Q for the quarter ended September 30, 2016).

10.39

Form of Capital Construction Fund Agreement with Matson Navigation Company, as amended by Addendums No. 2, No. 5, No. 18, No. 20 and No. 31, thereto (incorporated by reference to Exhibit 10.60 of Matson’s Form 10-K for the year ended December 31, 2013).

10.40

Form of Voting Agreement, dated as of November 11, 2014, among Matson Navigation Company, Inc. and certain holders of voting securities of Horizon Lines, Inc. (incorporated by reference to Exhibit 10.1 of Matson’s Form 8-K dated November 11, 2014).

10.41*	Matson, Inc. 2016 Incentive Compensation Plan, amended as of October 25, 2017 (incorporated by reference to Exhibit 10.56 of Matson’s Form 10-K for the year ended December 31, 2017).

10.42*	Amended and Restated Matson, Inc. Cash Incentive Plan, effective January 1, 2016 (incorporated by reference to Exhibit 10.63 of Matson’s Form 10-K for the year ended December 31, 2016).

10.43*

Form of 2016 Plan Restricted Stock Unit Award Agreement for Non-Employee Directors (No Deferral) (incorporated by reference to Exhibit 10.64 of Matson’s Form 10-K for the year ended December 31, 2016).

10.44*

Form of 2016 Plan Restricted Stock Unit Award Agreement for Non-Employee Directors (Deferral Election) (incorporated by reference to Exhibit 10.65 of Matson’s Form 10-K for the year ended December 31, 2016).

10.45*	Form of 2016 Plan Time-Based Restricted Stock Unit Agreement for Non-Executive Employees (incorporated by reference to Exhibit 10.60 of Matson’s Form 10-K for the year ended December 31, 2017).

10.46*	Form of 2016 Plan Time-Based Restricted Stock Unit Agreement for Executive Employees (incorporated by reference to Exhibit 10.61 of Matson’s Form 10-K for the year ended December 31, 2017).

10.47*	Form of 2016 Plan Performance Share Award Agreement for Non-Executive Employees (incorporated by reference to Exhibit 10.62 of Matson’s Form 10-K for the year ended December 31, 2017).

10.48*	Form of 2016 Plan Performance Share Award Agreement for Executive Employees (incorporated by reference to Exhibit 10.63 of Matson’s Form 10-K for the year ended December 31, 2017).

10.49*	Form of Notice of 2016 Plan Performance Share Award Grant for Non-Executive Employees (incorporated by reference to Exhibit 10.70 of Matson’s Form 10-K for the year ended December 31, 2016).

10.50*	Form of Notice of 2016 Plan Performance Share Award Grant for Executive Employees (incorporated by reference to Exhibit 10.71 of Matson’s Form 10-K for the year ended December 31, 2016).

10.51*	Form of Notice of 2016 Time-Based Restricted Stock Unit Award Grant for Non-Executive Employees (incorporated by reference to Exhibit 10.72 of Matson’s Form 10-K for the year ended December 31, 2016).

10.52*	Form of Notice of 2016 Time-Based Restricted Stock Unit Award Grant for Executive Employees (incorporated by reference to Exhibit 10.73 of Matson’s Form 10-K for the year ended December 31, 2016).

10.53*	Addendum to Award Agreements for Outstanding Equity Awards, effective as of October 25, 2017 (incorporated by reference to Exhibit 10.68 of Matson’s Form 10-K for the year ended December 31, 2017)

21**	Matson, Inc. Subsidiaries as of February 19, 2020.

23**	Consent of Deloitte & Touche, LLP dated February 28, 2020.

31.1**	Certification of Chief Executive Officer, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2**	Certification of Chief Financial Officer, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32***	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS**	XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH**	XBRL Taxonomy Extension Schema Document
101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB**	XBRL Taxonomy Extension Label Linkbase Document
101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document
104**	Cover Page Interactive Data File – the cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

*            Indicates management contract or compensatory plan or arrangement.

**          Filed herewith.

***        Furnished herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MATSON, INC.
(Registrant)

Date: February 28, 2020	/s/ Matthew J. Cox
Matthew J. Cox
Chairman and
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Matthew J. Cox	Chairman and Chief Executive Officer	February 28, 2020
Matthew J. Cox

/s/ Blake Baird	Director	February 28, 2020
W. Blake Baird

/s/ Thomas B. Fargo	Director	February 28, 2020
Thomas B. Fargo

/s/ Mark H. Fukunaga	Director	February 28, 2020
Mark H. Fukunaga

/s/ Stanley M. Kuriyama	Director	February 28, 2020
Stanley M. Kuriyama

/s/ Constance H. Lau	Director	February 28, 2020
Constance H. Lau

/s/ Jenai S. Wall	Director	February 28, 2020
Jenai S. Wall

/s/ Joel M. Wine	Senior Vice President and Chief Financial Officer	February 28, 2020
Joel M. Wine

/s/ Kevin L. Stuck	Vice President and Controller (principal accounting officer)	February 28, 2020
Kevin L. Stuck

*****