Form 10-K/A
period 2019-12-31
Matson, Inc.
filed 2020-04-09
CIK 3453

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

EXPLANATORY NOTE

Matson, Inc. (the “Company”) is filing this Amendment No. 1 on Form 10-K/A (the “Amendment”) to its Annual Report on Form 10-K for the fiscal year ended December 31, 2019 (the “Original 10-K”) filed with the Securities and Exchange Commission (the “SEC”) on February 28, 2020 to include the financial statements and related notes of SSA Terminals, LLC (“SSAT”), an unconsolidated joint venture in which the Company holds a 35% equity ownership interest. The Company accounts for its interest in SSAT using the equity method of accounting.

Rule 3-09 of Regulation S-X under the Securities Exchange Act of 1934, as amended, provides that if a 50%-or-less-owned person accounted for by the equity method meets the first or third condition of the significant subsidiary tests set forth in Rule 1-02(w) of Regulation S-X, substituting 20% for 10%, separate financial statements for such 50%-or-less-owned person shall be filed. SSAT met one of the significant subsidiary tests as described above for the Company’s fiscal years ended December 31, 2018 and 2017. Pursuant to Rule 3-09(b), the separate audited financial statements for SSAT were not included in the Original 10-K because SSAT’s fiscal year ended later than the Company’s fiscal year.

Item 15 of the Original 10-K is being amended to include as an exhibit the required financial statements for SSAT’s fiscal years ended January 31, 2020, January 25, 2019 and January 26, 2018. In addition, Item 15 of the Original 10-K is being amended to include the consent of the independent auditor of SSAT and certifications by our Chief Executive Officer and Chief Financial Officer.

No other changes have been made to the Original 10-K other than as described above. This Amendment does not reflect subsequent events occurring after the original filing date of the Original 10-K or modify or update in any way disclosures made in the Original 10-K. Among other things, forward-looking statements made in the Original 10-K have not been revised to reflect events that occurred or facts that became known to us after the filing of the Original 10-K, and such forward-looking statements should be read in their historical context. Accordingly, this Amendment should be read in conjunction with the Original 10-K and our filings with the SEC made subsequent to the filing of the Original 10-K on February 28, 2020.

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

10.45*	Form of 2016 Plan Time-Based Restricted Stock Unit Agreement for Non-Executive Employees (incorporated by reference to Exhibit 10.60 of Matson’s Form 10-K for the year ended December 31, 2017).

10.46*	Form of 2016 Plan Time-Based Restricted Stock Unit Agreement for Executive Employees (incorporated by reference to Exhibit 10.61 of Matson’s Form 10-K for the year ended December 31, 2017).

10.47*	Form of 2016 Plan Performance Share Award Agreement for Non-Executive Employees (incorporated by reference to Exhibit 10.62 of Matson’s Form 10-K for the year ended December 31, 2017).

10.48*	Form of 2016 Plan Performance Share Award Agreement for Executive Employees (incorporated by reference to Exhibit 10.63 of Matson’s Form 10-K for the year ended December 31, 2017).

10.49*	Form of Notice of 2016 Plan Performance Share Award Grant for Non-Executive Employees (incorporated by reference to Exhibit 10.70 of Matson’s Form 10-K for the year ended December 31, 2016).

10.50*	Form of Notice of 2016 Plan Performance Share Award Grant for Executive Employees (incorporated by reference to Exhibit 10.71 of Matson’s Form 10-K for the year ended December 31, 2016).

10.51*	Form of Notice of 2016 Time-Based Restricted Stock Unit Award Grant for Non-Executive Employees (incorporated by reference to Exhibit 10.72 of Matson’s Form 10-K for the year ended December 31, 2016).

10.52*	Form of Notice of 2016 Time-Based Restricted Stock Unit Award Grant for Executive Employees (incorporated by reference to Exhibit 10.73 of Matson’s Form 10-K for the year ended December 31, 2016).

10.53*	Addendum to Award Agreements for Outstanding Equity Awards, effective as of October 25, 2017 (incorporated by reference to Exhibit 10.68 of Matson’s Form 10-K for the year ended December 31, 2017)

21**	Matson, Inc. Subsidiaries as of February 19, 2020.

23.1**	Consent of Deloitte & Touche LLP dated February 28, 2020.

23.2†	Consent of Ernst & Young LLP dated April 9, 2020.

31.1**	Certification of Chief Executive Officer, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2**	Certification of Chief Financial Officer, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.3†	Certification of Chief Executive Officer, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.4†	Certification of Chief Financial Officer, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2††	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1†	Audited Consolidated Financial Statements of SSAT for the years ended January 31, 2020, January 25, 2019 and January 26, 2018.

101.INS**	XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH**	XBRL Taxonomy Extension Schema Document
101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB**	XBRL Taxonomy Extension Label Linkbase Document
101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document
104**	Cover Page Interactive Data File – the cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

*      Indicates management contract or compensatory plan or arrangement.

**    Previously filed or furnished, as applicable, with the Original 10-K on February 28, 2020.

†       Filed herewith.

††      Furnished herewith.

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MATSON, INC.
(Registrant)

Date: April 9, 2020	/s/ Joel M. Wine
Joel M. Wine
Senior Vice President and Chief Financial Officer