Form 10-Q
period 2020-03-31
Matson, Inc.
filed 2020-05-05
CIK 3453

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2020

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

Number of shares of common stock outstanding as of March 31, 2020: 43,041,265

MATSON, INC. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

MATSON, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Income and Comprehensive Income

(Unaudited)

	Three Months Ended
	March 31,
(In millions, except per share amounts)	2020	2019
Operating Revenue:
Ocean Transportation	$400.9	$397.9
Logistics	113.0	134.5
Total Operating Revenue	513.9	532.4

Costs and Expenses:
Operating costs	(448.3)	(467.1)
Income from SSAT	4.0	8.5
Selling, general and administrative	(56.6)	(56.3)
Total Costs and Expenses	(500.9)	(514.9)

Operating Income	13.0	17.5
Interest expense	(8.6)	(4.6)
Other income (expense), net	0.6	0.6
Income before Income Taxes	5.0	13.5
Income taxes	(1.2)	(1.0)
Net Income	$3.8	$12.5

Other Comprehensive Income (Loss), Net of Income Taxes:
Net Income	$3.8	$12.5
Other Comprehensive Income (Loss):
Amortization of prior service cost	(1.2)	(1.1)
Amortization of net loss	1.3	0.9
Other adjustments	(0.7)	—
Total Other Comprehensive (Loss) Income	(0.6)	(0.2)
Comprehensive Income	$3.2	$12.3

Basic Earnings Per Share	$0.09	$0.29
Diluted Earnings Per Share	$0.09	$0.29

Weighted Average Number of Shares Outstanding:
Basic	43.0	42.8
Diluted	43.3	43.1

See Notes to Condensed Consolidated Financial Statements.

MATSON, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(Unaudited)

	March 31,	December 31,
(In millions)	2020	2019
ASSETS
Current Assets:
Cash and cash equivalents	$19.9	$21.2
Accounts receivable, net of allowance for credit loss of $4.7 million and $4.3 million, respectively	218.8	205.9
Prepaid expenses and other assets	70.0	62.5
Total current assets	308.7	289.6
Long-term Assets:
Investment in SSAT	74.3	76.2
Property and equipment, net	1,589.6	1,598.1
Operating lease right of use assets	253.8	256.1
Goodwill	327.8	327.8
Intangible assets, net	200.2	202.9
Deferred dry-docking costs, net	52.2	56.9
Other long-term assets	29.3	37.8
Total long-term assets	2,527.2	2,555.8
Total Assets	$2,835.9	$2,845.4

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Current portion of debt	$53.4	$48.4
Accounts payable and accruals	275.7	235.7
Operating lease liabilities	65.5	66.6
Other liabilities	76.3	86.0
Total current liabilities	470.9	436.7
Long-term Liabilities:
Long-term debt	871.5	910.0
Long-term operating lease liabilities	197.2	198.0
Deferred income taxes	340.2	337.6
Other long-term liabilities	155.9	157.4
Total long-term liabilities	1,564.8	1,603.0
Commitments and Contingencies
Shareholders’ Equity:
Common stock	32.3	32.2
Additional paid in capital	304.7	306.2
Accumulated other comprehensive loss, net	(37.5)	(36.9)
Retained earnings	500.7	504.2
Total shareholders’ equity	800.2	805.7
Total Liabilities and Shareholders’ Equity	$2,835.9	$2,845.4

See Notes to Condensed Consolidated Financial Statements.

MATSON, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Three Months Ended March 31,
(In millions)	2020	2019
Cash Flows From Operating Activities:
Net income	$3.8	$12.5
Reconciling adjustments:
Depreciation and amortization	27.0	23.3
Amortization of operating lease right of use assets	17.4	16.7
Deferred income taxes	2.7	3.8
Share-based compensation expense	3.1	3.2
Income from SSAT	(4.0)	(8.5)
Distribution from SSAT	7.8	4.2
Other	(0.1)	(0.6)
Changes in assets and liabilities:
Accounts receivable, net	(12.9)	5.8
Deferred dry-docking payments	(2.6)	(3.2)
Deferred dry-docking amortization	6.1	8.1
Prepaid expenses and other assets	(0.2)	4.8
Accounts payable, accruals and other liabilities	38.9	(20.4)
Operating lease liabilities	(16.9)	(16.7)
Other long-term liabilities	(1.5)	0.4
Net cash provided by operating activities	68.6	33.4

Cash Flows From Investing Activities:
Capitalized vessel construction expenditures	(9.1)	(20.9)
Other capital expenditures	(26.1)	(13.5)
Proceeds from disposal of property and equipment	14.5	1.2
Cash deposits into Capital Construction Fund	(70.4)	(13.4)
Withdrawals from Capital Construction Fund	70.4	13.4
Net cash used in investing activities	(20.7)	(33.2)

Cash Flows From Financing Activities:
Repayments of debt	(11.4)	(8.2)
Proceeds from revolving credit facility	111.4	107.8
Repayments of revolving credit facility	(133.5)	(87.8)
Payment of financing costs	(3.1)	—
Dividends paid	(9.5)	(9.1)
Tax withholding related to net share settlements of restricted stock units	(4.5)	(3.1)
Net cash used in financing activities	(50.6)	(0.4)

Net Decrease in Cash, Cash Equivalents and Restricted Cash	(2.7)	(0.2)
Cash, Cash Equivalents and Restricted Cash, Beginning of the Period	28.4	24.5
Cash, Cash Equivalents and Restricted Cash, End of the Period	$25.7	$24.3

Reconciliation of Cash, Cash Equivalents and Restricted Cash, End of the Period:
Cash and Cash Equivalents	$19.9	$15.4
Restricted Cash	5.8	8.9
Total Cash, Cash Equivalents and Restricted Cash, End of the Period	$25.7	$24.3

Supplemental Cash Flow Information:
Interest paid, net of capitalized interest	$8.6	$4.8
Income tax payments, net	$(0.3)	$(5.4)

Non-cash Information:
Capital expenditures included in accounts payable, accruals and other liabilities	$3.5	$5.5

See Notes to Condensed Consolidated Financial Statements.

MATSON, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Shareholders’ Equity

(Unaudited)

				Accumulated
	Common Stock		Additional	Other
		Stated	Paid In	Comprehensive	Retained
(In millions, except per share amounts)	Shares	Value	Capital	Income (Loss)	Earnings	Total
Balance at December 31, 2019	42.9	$32.2	$306.2	$(36.9)	$504.2	$805.7
Net income	—	—	—	—	3.8	3.8
Other comprehensive loss, net of tax	—	—	—	(0.6)	—	(0.6)
Share-based compensation	—	—	3.1	—	—	3.1
Shares issued, net of shares withheld for employee taxes	0.1	0.1	(4.6)	—	—	(4.5)
Equity interest in SSAT	—	—	—	—	2.2	2.2
Dividends ($0.22 per share)	—	—	—	—	(9.5)	(9.5)
Balance at March 31, 2020	43.0	$32.3	$304.7	$(37.5)	$500.7	$800.2

				Accumulated
	Common Stock		Additional	Other
		Stated	Paid In	Comprehensive	Retained
(In millions, except per share amounts)	Shares	Value	Capital	Income (Loss)	Earnings	Total
Balance at December 31, 2018	42.7	$32.0	$297.8	$(34.5)	$460.0	$755.3
Adoption of new lease accounting standard	—	—	—	—	4.4	4.4
Net income	—	—	—	—	12.5	12.5
Other comprehensive loss, net of tax	—	—	—	(0.2)	—	(0.2)
Share-based compensation	—	—	3.2	—	—	3.2
Shares issued, net of shares withheld for employee taxes	0.1	0.1	(3.2)	—	—	(3.1)
Dividends ($0.21 per share)	—	—	—	—	(9.1)	(9.1)
Balance at March 31, 2019	42.8	$32.1	$297.8	$(34.7)	$467.8	$763.0

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

Matson has a 35 percent ownership interest in SSA Terminals, LLC, a joint venture between Matson Ventures, Inc., a wholly-owned subsidiary of MatNav, and SSA Ventures, Inc., a subsidiary of Carrix, Inc. (“SSAT”). SSAT provides terminal and stevedoring services to various carriers at eight terminal facilities on the U.S. West Coast, including four facilities dedicated for MatNav’s use. Matson records its share of income from SSAT in Costs and Expenses in the Condensed Consolidated Statements of Income and Comprehensive Income, and within the Ocean Transportation segment due to the nature of SSAT’s operations.

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

2.          SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation: The Condensed Consolidated Financial Statements are unaudited, and include the accounts of Matson, Inc. and all wholly-owned subsidiaries, after elimination of intercompany amounts and transactions. Significant investments in businesses, partnerships, and limited liability companies in which the Company does not have a controlling financial interest, but has the ability to exercise significant influence, are accounted for under the equity method. The Company accounts for its investment in SSAT using the equity method of accounting.

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

The Condensed Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019, filed with the Securities and Exchange Commission (“SEC”) on February 28, 2020.

Fiscal Period: The period end for Matson covered by this report is March 31, 2020. The period end for MatNav and its subsidiaries covered by this report occurred on the last Friday in March, or March 27, 2020, for the first quarter 2020.

Significant Accounting Policies: The Company’s significant accounting policies are described in Note 2 to the Consolidated Financial Statements included in Part II, Item 8 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2019.

Use of Estimates: The preparation of the interim condensed consolidated financial statements in conformity with accounting principles generally accepted in the U.S. requires management to make estimates and assumptions that affect the amounts reported. Estimates and assumptions are used for, but not limited to: impairment of investments; impairment of long-lived assets, intangible assets and goodwill; capitalized interest; allowance for doubtful accounts; legal contingencies; uninsured risks and related liabilities; accrual estimates; pension and post-retirement estimates; multi-employer withdrawal liabilities; operating lease assets and liabilities; and income taxes. Future results could be materially affected if actual results differ from these estimates and assumptions.

Allowance for Doubtful Accounts Receivable: Allowance for doubtful accounts receivable is established by management based on estimates of collectability. Estimates of collectability are principally based on an evaluation of the current financial condition of the customer and the potential risks to collection, the customers’ payment history, expected future credit losses and other factors which are regularly monitored by the Company.

Recognition of Revenues and Related Expenses: Revenue in the Company’s Condensed Consolidated Financial Statements is presented net of elimination of intercompany transactions. The following is a description of the Company’s principal revenue generating activities by segment, and the Company’s revenue recognition policy for each activity for the periods presented:

	March 31,
Ocean Transportation (in millions) (1)	2020	2019
Ocean Transportation services	$391.1	$387.9
Terminal and other related services	5.8	6.7
Fuel sales	2.6	2.0
Vessel management and related services	1.4	1.3
Total	$400.9	$397.9
(1)	Ocean Transportation revenue transactions are primarily denominated in U.S. dollars except for less than 3 percent of Ocean Transportation revenues and fuel sales revenue categories which are denominated in foreign currencies.

◾	Ocean Transportation services revenue is recognized ratably over the duration of a voyage based on the relative transit time completed in each reporting period. Vessel operating costs and other ocean transportation operating costs, such as terminal operating overhead and general and administrative expenses, are charged to operating costs as incurred.
◾	Terminal and other related services revenue is recognized as the services are performed. Related costs are recognized as incurred.
◾	Fuel sales revenue and related costs are recognized when the Company has completed delivery of the product to the customer in accordance with the terms and conditions of the contract.
◾	Vessel management and related services revenue is recognized in proportion to the services completed. Related costs are recognized as incurred.

	March 31,
Logistics (in millions) (1)	2020	2019 (2)
Transportation Brokerage and Freight Forwarding services	$102.1	$123.3
Warehouse and distribution services	8.2	8.4
Supply chain management and other services	2.7	2.8
Total	$113.0	$134.5
(1)	Logistics revenue transactions are primarily denominated in U.S. dollars except for less than 3 percent of transportation brokerage and freight forwarding services revenue, and supply chain management and other services revenue categories which are denominated in foreign currencies.
(2)	The Company has reclassified $3.1 million from transportation brokerage and freight forwarding services to warehouse and distribution services for the quarter ended March 31, 2019 to be consistent with its current period presentation. There was no change in total Logistics revenue for the quarter ended March 31, 2019.

◾	Transportation Brokerage and Freight Forwarding services revenue consists of amounts billed to customers for services provided. The primary costs include third-party purchased transportation services, labor and equipment. Revenue and the related purchased third-party transportation costs are recognized over the duration of a delivery

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

Capital Construction Fund: The Company’s Capital Construction Fund (“CCF”) is described in Note 7 to the Consolidated Financial Statements included in Part II, Item 8 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2019. As of March 31, 2020 and December 31, 2019, $1.7 million of eligible accounts receivable was assigned to the CCF. Due to the nature of the assignment of eligible accounts receivable into the CCF, such assigned amounts are classified as part of accounts receivable in the Condensed Consolidated Balance Sheets. Cash on deposit in the CCF is held in a money market account and classified as a long-term asset in the Company’s Condensed Consolidated Balance Sheets, as the Company intends to use qualified cash withdrawals to fund long-term investment in the construction of new vessels. During the three months ended March 31, 2020 and 2019, the Company deposited $70.4 million and $13.4 million into the CCF, and made qualifying cash withdrawals of $70.4 million and $13.4 million from the CCF, respectively. The balance of cash on deposit at March 31, 2020 and December 31, 2019 was nominal.

Investment in SSAT: Condensed income statement information (unaudited) for SSAT for the three months ended March 31, 2020 and 2019 consisted of the following:

	Three Months Ended
	March 31,
(In millions)	2020	2019
Operating revenue	$278.9	$268.1
Operating costs and expenses	(265.4)	(244.2)
Operating income	13.5	23.9
Net Income (1)	$13.0	$22.5
Company Share of SSAT's Net Income (2)	$4.0	$8.5
(1)	Includes earnings from equity method investments held by SSAT less earnings allocated to non-controlling interests.
(2)	The Company records its share of net income from SSAT in costs and expenses in the Condensed Consolidated Statement of Income and Comprehensive Income due to the nature of SSAT’s operations.

The Company’s investment in SSAT was $74.3 million and $76.2 million at March 31, 2020 and December 31, 2019, respectively. During the three months ended March 31, 2020, the Company recorded an increase of $2.2 million in its investment in SSAT and a corresponding increase in retained earnings related to the formation of a new subsidiary of SSAT, whose controlling interest is retained by SSAT.

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

Dividends: The Company’s first quarter 2020 cash dividend of $0.22 per share was paid on March 5, 2020. On April 23, 2020, the Company’s Board of Directors declared a cash dividend of $0.22 per share payable on June 4, 2020.

New Accounting Pronouncements: Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”): In June 2016, the Financial Accounting Standards Board issued ASU 2016-13 which amends the current approach to estimate credit losses on certain financial assets, including trade and other receivables, available-for-sale securities and other financial instruments. ASU 2016-13 requires entities to establish a valuation allowance for the expected lifetime losses of certain financial instruments. Subsequent changes in the valuation allowance are recorded in current earnings and reversal of previous losses is permitted. The new standard is effective for interim and annual periods beginning on or after December 15, 2019.

The Company adopted ASU 2016-13 effective January 1, 2020 using the modified retrospective approach. Upon adoption, the Company included an evaluation of expected future credit losses as part of its estimate for determining the allowance for doubtful accounts. The impact of this change was not material to the Company’s allowance for doubtful accounts receivable in the Condensed Consolidated Financial Statements. The Company will continue to monitor the impact of the recent COVID-19 pandemic on expected future credit losses. The Company’s accounting policy related to allowance for doubtful accounts receivable is described above.

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

The Company’s Ocean Transportation segment provides ocean transportation services to the Logistics segment, and the Logistics segment provides logistics services to the Ocean Transportation segment in certain transactions. Accordingly, inter-segment revenue of $19.4 million and $21.8 million for the three months ended March 31, 2020 and 2019, respectively, have been eliminated from operating revenues in the table below.

Reportable segment financial information for the three months ended March 31, 2020 and 2019 are as follows:

	Three Months Ended
	March 31,
(In millions)	2020	2019
Operating Revenue:
Ocean Transportation (1)	$400.9	$397.9
Logistics (2)	113.0	134.5
Total Operating Revenue	$513.9	$532.4
Operating Income:
Ocean Transportation (3)	$7.9	$9.4
Logistics	5.1	8.1
Total Operating Income	13.0	17.5
Interest expense, net	(8.6)	(4.6)
Other income (expense), net	0.6	0.6
Income before Income Taxes	5.0	13.5
Income taxes	(1.2)	(1.0)
Net Income	$3.8	$12.5

(1)	Ocean Transportation operating revenue excludes inter-segment revenue of $9.4 million and $11.4 million for the three months ended March 31, 2020 and 2019, respectively.
(2)	Logistics operating revenue excludes inter-segment revenue of $10.0 million and $10.4 million for the three months ended March 31, 2020 and 2019, respectively.
(3)	Ocean Transportation segment information includes $4.0 million and $8.5 million of equity in income from the Company’s equity investment in SSAT for the three months ended March 31, 2020 and 2019, respectively.

4.          PROPERTY AND EQUIPMENT

Property and equipment as of March 31, 2020 and December 31, 2019 consisted of the following:

	March 31,	December 31,
(In millions)	2020	2019
Cost:
Vessels	$1,966.1	$1,653.5
Containers and equipment	528.8	544.5
Terminal facilities and other property	114.6	114.4
Vessel construction in progress	185.4	488.9
Other construction in progress	48.1	35.4
Total Property and Equipment	2,843.0	2,836.7
Less: Accumulated Depreciation	(1,253.4)	(1,238.6)
Total Property and Equipment, net	$1,589.6	$1,598.1

Vessel construction in progress relates to progress payments for the construction of new vessels, capitalized owner’s items and capitalized interest. During the three months ended March 31, 2020, the newly constructed vessel, Lurline was placed into service resulting in $308.2 million, including $16.5 million of capitalized interest, being transferred from the Vessel construction in progress category to the Vessels category within Property and Equipment. Capitalized interest included in Vessel construction in progress was $7.4 million and $22.0 million at March 31, 2020 and December 31, 2019, respectively.

5.          GOODWILL AND INTANGIBLES

Goodwill by segment as of March 31, 2020 and December 31, 2019 consisted of the following:

	Ocean
(In millions)	Transportation	Logistics	Total
Goodwill	$222.6	$105.2	$327.8

Intangible assets as of March 31, 2020 and December 31, 2019 consisted of the following:

	March 31,	December 31,
(In millions)	2020	2019
Customer Relationships:
Ocean Transportation	$140.6	$140.6
Logistics	90.1	90.1
Total	230.7	230.7
Less: Accumulated Amortization	(57.8)	(55.1)
Total Customer Relationships, net	172.9	175.6
Trade name – Logistics	27.3	27.3
Total Intangible Assets, net	$200.2	$202.9

The Company evaluates its goodwill and intangible assets for possible impairment in the fourth quarter, or whenever events or changes in circumstances indicate that it is more likely than not that the fair value is less than its carrying amount. The Company has reporting units within the Ocean Transportation and Logistics reportable segments. The Company considered the deterioration in general economic and market conditions due to the COVID-19 pandemic and its impact on the performance of each of the Company’s reporting units. Based on the Company’s assessment of its market capitalization, future forecasts and the amount of excess of fair value over the carrying value of the reporting units in the 2019 annual impairment tests, the Company concluded that an impairment triggering event did not occur during the quarter ended March 31, 2020.

The Company will monitor events and changes in circumstances that could negatively impact the key assumptions used in determining the fair value, including the amount and timing of estimated future cash flows generated by the reporting units, long-term growth and discount rates, comparable company market valuations, and industry and economic trends. It is possible that future changes in such circumstances, including a more prolonged and/or severe COVID-19 pandemic, or future changes in the assumptions and estimates used in assessing the fair value of the reporting unit, could require the Company to record a non-cash impairment charge.

6.          DEBT

At March 31, 2020 and December 31, 2019, the Company’s debt consisted of the following:

	March 31,	December 31,
(In millions)	2020	2019
Private Placement Term Loans:
5.79%, payable through 2020	$3.5	$3.5
3.66%, payable through 2023	31.9	31.9
4.16%, payable through 2027	39.3	39.3
3.37%, payable through 2027	75.0	75.0
3.14%, payable through 2031	178.8	188.0
4.31%, payable through 2032	30.3	30.3
4.35%, payable through 2044	100.0	100.0
3.92%, payable through 2045	69.5	69.5
Title XI Debt:
5.34%, payable through 2028	18.7	19.8
5.27%, payable through 2029	20.9	22.0
Revolving credit facility, maturity date of June 29, 2022	357.0	379.1
Total Debt	924.9	958.4
Less: Current portion	(53.4)	(48.4)
Total Long-term Debt	$871.5	$910.0

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

In December 2016, the Company issued $75 million of 11-year senior unsecured notes at an interest rate of 3.37 percent, payable semi-annually (the “Series A Notes”). The Series A Notes will begin to amortize in 2021, with principal payments of $5.8 million in 2021 and $11.5 million per year, paid semi-annually, from 2022 through 2027.

Existing and 2020 Title XI Bonds: In September 2003, MatNav issued $55.0 million in U.S. Government guaranteed ship financing bonds (Title XI) to finance the delivery of Manukai (the “Existing Title XI Bonds”). The bonds have a final maturity in September 2028 with a coupon rate of 5.34 percent. The bonds are amortized by semi-annual payments of $1.1 million plus interest. In August 2004, MatNav issued $55.0 million of U.S. Government guaranteed ship financing bonds (Title XI) to finance the delivery of Maunawili. The bonds have a final maturity in July 2029 with a coupon rate of 5.27 percent. The bonds are amortized by semi-annual payments of $1.1 million plus interest.

On April 27, 2020, MatNav entered into (i) a consolidated agreement (the “Consolidated Agreement”) among MatNav, the United States of America, represented by the Maritime Administrator of the Maritime Administration (“MARAD”) and, with respect to certain provisions, the Company and (ii) a Note Purchase Agreement (the “Note Purchase Agreement”) among MatNav, MARAD, and the Federal Financing Bank (the “FFB”). Pursuant to the Consolidated Agreement, the Note Purchase Agreement and certain related agreements (collectively, the “2020 Title XI Debt Agreements”), MatNav obtained Title XI financing in the amount of $185.9 million (the “2020 Title XI Bonds” and, collectively with the Existing Title XI Bonds, the “Title XI Bonds”). A fee of approximately $8.7 million was paid to MARAD out of the proceeds at closing. The net proceeds of approximately $177 million were used to reduce outstanding debt.

The 2020 Title XI Bonds mature on October 15, 2043 and have a cash interest rate of 1.22 percent, payable semi-annually in arrears on April 15 and October 15, commencing on October 15, 2020, together with a principal payment of approximately $4.0 million. MatNav may prepay any amounts outstanding under the Consolidated Agreement subject to a potential prepayment premium or other adjustment, in accordance with the 2020 Title XI Debt Agreements. Once amounts under the 2020 Title XI Bonds are repaid, they may not be reborrowed. Mandatory prepayments are required under certain limited circumstances, including specified casualty events with respect to the vessel Daniel K. Inouye (the “Vessel”).

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

On March 31, 2020 the Company entered into a First Amendment to Amended and Restated Credit Agreement (the “Credit Agreement Amendment”) to the Credit Agreement. The Credit Agreement Amendment provides for amendments to certain covenants and other terms, including increasing the permitted consolidated leverage ratio from March 31, 2020 to December 30, 2021, amending the pricing grid to provide for pricing ranging from, at the Company’s election, LIBOR plus a margin between 1.75 percent and 3.50 percent or a base rate plus a margin between 0.75 percent and 2.50 percent depending on the Company’s consolidated net leverage ratio; providing for additional limitations on stock redemptions and repurchases, sale leaseback transactions and asset sales during the period from March 31, 2020 through December 30, 2021; and providing for additional limitations on incurrence of priority debt through December 21, 2027. In addition, the Credit Agreement Amendment adds a “most favored lender” provision for the benefit of the lenders with respect to the Company’s Private Loan Facilities.

Pursuant to the Credit Agreement Amendment, commencing March 31, 2020, borrowings under the Credit Agreement bear interest at either LIBOR plus a margin of between 1.75 percent and 3.50 percent or the base rate plus a margin of between 0.75 percent and 2.50 percent. Letters of credit are subject to fees based on the Company’s consolidated net leverage ratio at a rate of between 1.75 percent and 3.50 percent, and the Company also pays a commitment fee of between 0.25 percent and 0.55 percent depending on the Company’s consolidated net leverage ratio.

As of March 31, 2020, the Company had $163.6 million of remaining borrowing availability under the revolving credit facility. The Company used $7.7 million of the sublimit for letters of credit outstanding as of March 31, 2020. Based on the Company’s consolidated net leverage ratio, which stipulates borrowing margins, the interest rate applicable to revolving credit facility was approximately 3.50 percent at March 31, 2020.

Amendments to Existing Private Placement Term Loan Facilities and New Shelf Facilities (“Private Debt Agreements”): On June 29, 2017, the Company and the holders of the Company’s term loans entered into amendments (collectively, the “2017 Amendments”) to each of Company’s Private Debt Agreements, previously issued prior to the Closing Date. The 2017 Amendments provide for amendments to certain covenants and other terms, including (at the Company’s option under certain circumstances) adjustments to the required consolidated leverage ratio, and, in connection with the exercise of such option, the payment of additional interest for certain pre-defined periods.

On March 31, 2020, the Company and the holders of notes party thereto entered into amendments (collectively, the “2020 Amendments”) to each of the Company’s Private Loan Facilities. The 2020 Amendments modify certain covenants and other terms, including increasing the permitted consolidated leverage ratio from March 31, 2020 to December 30, 2021; providing for additional quarterly interest enhancement payments based on the Company’s consolidated leverage ratio from the quarter ended March 31, 2020 through the quarters ending December 31, 2021; providing for an additional 25 basis points of interest on the Notes commencing on January 1, 2022 (subject to termination of such incremental interest upon the Company meeting a consolidated leverage ratio of less than 3:00 to 1:00 for two consecutive fiscal quarters); providing for additional fee payments to be made for the quarters ending June 30, 2021 and September 30, 2021; providing for prepayment at par at the option of the holders with proceeds of certain Title XI debt and dispositions of capital assets; providing for additional limitations on stock redemptions and repurchases, sale leaseback transactions and asset sales during the period from March 31, 2020 through and including December 30, 2021; and providing for additional limitations on incurrence of priority debt through December 21, 2027. In addition, the 2020 Amendments add a “most favored lender” provision for the benefit of the noteholders with respect to the other Private Loan Facilities and the Credit Agreement.

Financing Costs: The Company paid approximately $2.0 million and $0.8 million related to the Credit Agreement Amendment and the 2020 Amendments, respectively. These amounts have been included in other assets in the Condensed Consolidated Balance Sheet as of March 31, 2020.

Debt Covenants in the Private Placement Term Loans and the Revolving Credit Facility: The Credit Agreement and Private Loan Facilities (collectively, the “Private Debt Agreements”) contain affirmative, negative and financial covenants customary for financings of this type, including, among other things, limitations on certain other indebtedness, loans and investments, liens, mergers, asset sales, and transactions with affiliates as defined within the Private Debt Agreements. The Private Debt Agreements also contain customary events of default, including cross defaults to other material indebtedness, including the Title XI debt. A brief description of the principal covenants contained in the Private Debt Agreements includes, but is not limited to the following (as defined within the Private Debt Agreements):

●	Minimum Consolidated Interest Coverage Ratio as of the end of any fiscal quarter is not permitted to be less than 3.50 to 1.0;
●	Maximum Consolidated Leverage Ratio as of the end of any fiscal quarter is not permitted to exceed the ratios specified in the Private Debt Agreements for the applicable quarter; and
●	No Priority Debt may be incurred other than: (i) an aggregate of $331,000,000 principal amount of Title XI Priority Debt and (ii) Priority Debt incurred by Foreign Subsidiaries in an aggregate principal amount not to exceed $20,000,000.

Principal covenants generally will restrict the incurrence of liens except for permitted liens, which include, without limitation, liens securing Title XI debt up to certain thresholds, as defined within the Private Debt Agreements. The Company was in compliance with these covenants as of March 31, 2020.

Debt Covenants in Existing Title XI Bonds and 2020 Title XI Debt Agreements: The Existing Title XI Bonds contain customary representations and warranties as well as affirmative and negative covenants, defaults and other provisions typical for MARAD-guaranteed financings of this type, with definitions and limitations as defined within the Existing Title XI Bonds. These covenants include, among other things, minimum working capital and net worth requirements, limitations on certain other indebtedness, loans and investments, liens, mergers, asset sales, sale and leaseback transactions, and transactions with affiliates as defined within the Existing Title XI Bonds. Certain of the covenants in the Existing Title XI Bonds are applicable only upon and during the continuance of either (i) an event of default or (ii) the failure of MatNav to meet certain financial requirements.

The 2020 Title XI Debt Agreements contain customary representations and warranties as well as affirmative and negative covenants, defaults and other provisions typical for MARAD-guaranteed financings of this type, with definitions, limitations and financial tests all as negotiated between MatNav and MARAD. As part of the 2020 Title XI Debt Agreements, certain covenants contained in the Existing Title XI Bonds were eliminated. The covenants in the 2020 Title XI Debt Agreements include, among other things, limitations on certain other indebtedness, loans and investments, liens, mergers, asset sales, sale-leasebacks, and transactions with affiliates as defined within the 2020 Title XI Debt Agreements. Certain of the covenants in the 2020 Title XI Debt Agreements are applicable only upon and during the continuance of either (i) an event of default or (ii) the failure of either the Company or MatNav to meet certain supplemental financial tests.

●	The supplemental financial tests applicable to MatNav include maintenance of a working capital minimum of $1, and maintenance of a long term debt to net worth ratio of greater than or equal to 2.0 to 1.0; and
●	The supplemental financial tests applicable to the Company include maintenance of a net worth greater than or equal to 90% of the net worth of the Company as set forth in the most recent audited financial statements prior to closing of the issuance of the 2020 Title XI Bonds and compliance with the leverage ratio set forth in the Company’s Credit Agreement.

Debt Security and Guarantees: All of the debt of the Company and MatNav, including related guarantees, as of March 31, 2020 was unsecured, except for the Title XI debt.

Under the 2020 Title XI Debt Agreements, MARAD has guaranteed certain obligations of MatNav to the FFB. MatNav has agreed to reimburse MARAD for any payments it makes under the MARAD guaranty, and MatNav’s obligations to MARAD with respect to the 2020 Title XI Bonds are secured by a mortgage on the Vessel and certain related assets (the “Collateral”), as well as the Existing Vessels (as defined below). In addition, MatNav’s obligations to MARAD with respect to the 2020 Title XI Bonds are guaranteed by the Company under an Affiliate Guaranty (the “Guaranty”).

The 2020 Title XI Debt Agreements also provide that the two vessels securing MatNav’s Existing Title XI Bonds – Manukai and Maunawili (the “Existing Vessels”) – also secure the 2020 Title XI Bonds until the Existing Title XI Bonds are retired in 2028 and 2029, respectively, subject to certain exceptions.

Debt Maturities: At March 31, 2020, debt maturities during the next five years and thereafter are as follows:

Year (in millions)	Total
2020	$37.0
2021	54.2
2022	416.9
2023	59.9
2024	55.8
Thereafter	301.1
Total debt	$924.9

7.          LEASES

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

The Company’s sub-lease income was nominal to the Company’s Condensed Consolidated Statements of Income and Comprehensive Income for the three months ended March 31, 2020 and 2019. The Company did not have any finance leases during the three months ended March 31, 2020 and 2019. Certain of the Company’s lease agreements include rental payments that may be adjusted in the future based on economic conditions and others include rental payments adjusted periodically for inflation. Variable lease expense is disclosed for the adjusted portion of such payments.

The lease type by underlying asset class and maximum terms of the Company’s operating leases are as follows:

Lease Type:	Life
Real estate and terminal leases	65 years
Vessel charter leases	10 years
Operations equipment and other leases	8 years

Incremental Borrowing Rate: As most of the Company’s operating leases do not provide an implicit rate, the Company uses an estimated incremental borrowing rate based on information available at the lease commencement dates in calculating the present value of its operating lease liabilities. The incremental borrowing rate is determined using the U.S. Treasury rate adjusted to account for the Company’s credit rating and the collateralized nature of operating leases.

Components of Lease Cost: Components of lease cost recorded in the Company’s Condensed Consolidated Statement of Income and Comprehensive Income for the three months ended March 31, 2020 and 2019 consisted of the following:

	Three Months Ended
	March 31,
(In millions)	2020	2019
Operating lease cost	$20.0	$16.7
Short-term lease cost	0.1	2.4
Variable lease cost	0.2	0.1
Total lease cost	$20.3	$19.2

Sale and Leaseback of Equipment: On March 25, 2020, the Company entered into an agreement for the sale and leaseback of multiple tranches of chassis and container equipment. The net proceeds from the sales were $14.3 million, and the gain on the disposal of the equipment was not material to the Company’s Condensed Consolidated Financial Statements. The Company subsequently leased back the equipment under a five-year operating lease agreement that includes purchase options exercisable at fair market value. The Company has included the right of use asset and related lease liabilities in other lease information below. There were no sale and leaseback transactions during the three months ended March 31, 2019.

Other Lease Information: Other information related to the Company’s operating leases for the three months ended March 31, 2020 and 2019 consisted of the following:

	Three Months Ended
	March 31,
(In millions)	2020	2019
Cash paid for amounts included in operating lease liabilities	$20.5	$16.7
Right of use assets obtained in the exchange for new operating lease liabilities	$16.1	$5.8

	March 31, 2020	December 31, 2019
Weighted average remaining operating lease term	7.4 years	7.5 years
Weighted average incremental borrowing rate	4.1%	4.2%

Maturities of operating lease liabilities at March 31, 2020 are as follows:

As of
Year (in millions)	March 31, 2020
2020	$58.7
2021	58.4
2022	46.7
2023	41.2
2024	26.2
Thereafter	79.8
Total lease payments	311.0
Less: Interest	(48.3)
Present value of operating lease liabilities	262.7
Less: Short-term portion	(65.5)
Long-term operating lease liabilities	$197.2

Vessel Charter: On November 26, 2018, a wholly-owned subsidiary of the Company entered into a Bareboat Charter Agreement (the “Charter”). Charter lease payments are approximately $3.0 million per quarter and are included in the operating lease liabilities described above. The base term of the Charter is five years with a two year end-of-term renewal option. The Charter also includes a maximum residual value guarantee amount of $50.9 million after five years, or $47.7 million after the extended term. The residual value guarantee is excluded from operating lease liabilities described above as the Company determined that it is not probable that any portion of the residual value guarantee will be paid by the Company. The Charter and residual value guarantee are described in Note 9 to the Consolidated Financial Statements included in Part II, Item 8 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2019.

8.          ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

Changes in accumulated other comprehensive income (loss) by component, net of tax, for the three months ended March 31, 2020 are as follows:

					Accumulated
			Non-		Other
		Post-	Qualified		Comprehensive
(In millions)	Pensions	Retirement	Plans	Other	Income (Loss)
Balance at December 31, 2019	$(51.9)	$16.3	$(0.4)	$(0.9)	$(36.9)
Amortization of prior service cost	(0.5)	(0.6)	(0.1)	—	(1.2)
Amortization of net loss	1.1	0.1	0.1	—	1.3
Foreign currency exchange	—	—	—	(0.5)	(0.5)
Other adjustments	—	—	—	(0.2)	(0.2)
Balance at March 31, 2020	$(51.3)	$15.8	$(0.4)	$(1.6)	$(37.5)

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

9.          FAIR VALUE OF FINANCIAL INSTRUMENTS

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

The carrying value and fair value of the Company’s financial instruments as of March 31, 2020 and December 31, 2019 are as follows:

			Quoted Prices in	Significant	Significant
	Total		Active Markets	Observable	Unobservable
	Carrying Value	Total	(Level 1)	Inputs (Level 2)	Inputs (Level 3)
(In millions)	March 31, 2020	Fair Value Measurements at March 31, 2020
Cash and cash equivalents	$19.9	$19.9	$19.9	$—	$—
Restricted cash	$5.8	$5.8	$5.8	$—	$—
Variable rate debt	$357.0	$357.0	$—	$357.0	$—
Fixed rate debt	$567.9	$558.7	$—	$558.7	$—

(In millions)	December 31, 2019	Fair Value Measurements at December 31, 2019
Cash and cash equivalents	$21.2	$21.2	$21.2	$—	$—
Restricted cash	$7.2	$7.2	$7.2	$—	$—
Variable rate debt	$379.1	$379.1	$—	$379.1	$—
Fixed rate debt	$579.3	$585.9	$—	$585.9	$—

10.          EARNINGS PER SHARE

Basic earnings per share is determined by dividing net income by the weighted average common shares outstanding during the period. The calculation of diluted earnings per share includes the dilutive effect of unexercised non-qualified stock options and non-vested restricted stock units. The computation of weighted average common shares outstanding excluded a nominal amount of anti-dilutive non-qualified stock options for each period ended March 31, 2020 and 2019.

The denominators used to compute basic and diluted earnings per share for the three months ended March 31, 2020 and 2019 are as follows:

	Three Months Ended March 31, 2020			Three Months Ended March 31, 2019
		Weighted	Per		Weighted	Per
		Average	Common		Average	Common
	Net	Common	Share	Net	Common	Share
(In millions, except per share amounts)	Income	Shares	Amount	Income	Shares	Amount
Basic:	$3.8	43.0	$0.09	$12.5	42.8	$0.29
Effect of Dilutive Securities:		0.3	—		0.3	—
Diluted:	$3.8	43.3	$0.09	$12.5	43.1	$0.29

11.          SHARE-BASED COMPENSATION

During the three months ended March 31, 2020, the Company granted approximately 316,200 in total of time-based restricted stock units and performance-based shares to certain of its employees at a weighted average grant date fair value of $39.43.

Total share-based compensation cost recognized in the Condensed Consolidated Statements of Income and Comprehensive Income as a component of selling, general and administrative expenses was $3.1 million and $3.2 million for the three months ended March 31, 2020 and 2019, respectively. Total unrecognized compensation cost related to unvested share-based compensation arrangements was $20.1 million at March 31, 2020, and is expected to be recognized over a weighted average period of approximately 2.2 years. Total unrecognized compensation cost may be adjusted for any unearned performance shares or forfeited shares.

12.          PENSION AND POST-RETIREMENT PLANS

The Company’s pension and post-retirement plans are described in Note 11 to the Consolidated Financial Statements included in Part II, Item 8 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2019. Components of net periodic benefit cost and other amounts recognized in Other Comprehensive Income (Loss) for the qualified pension plans and the post-retirement benefit plans for the three months ended March 31, 2020 and 2019 consisted of the following:

	Pension Benefits		Post-retirement Benefits
	Three Months Ended March 31,		Three Months Ended March 31,
(In millions)	2020	2019	2020	2019
Components of net periodic benefit cost (benefit):
Service cost	$1.2	$1.1	$0.1	$0.1
Interest cost	1.9	2.3	0.2	0.3
Expected return on plan assets	(3.2)	(3.1)	—	—
Amortization of net loss	1.5	0.9	0.2	0.2
Amortization of prior service credit	(0.6)	(0.6)	(0.9)	(0.9)
Net periodic benefit cost (benefit)	$0.8	$0.6	$(0.4)	$(0.3)

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

The Company cautions that forward-looking statements are subject to numerous assumptions, risks and uncertainties, which change over time, including, but not limited to, the risk factors that are described in Part II, Item 1A, “Risk Factors” below. Forward-looking statements speak only as of the date they are made, and the Company assumes no duty to and does not undertake any obligation to update forward-looking statements. Actual results could differ materially from those anticipated in forward-looking statements and future results could differ materially from historical performance.

OVERVIEW

Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is designed to provide a discussion of the Company’s financial condition, results of operations, liquidity and certain other factors that may affect its future results from the perspective of management. The discussion that follows is intended to provide information that will assist in understanding the changes in the Company’s financial statements from period to period, the primary factors that accounted for those changes, and how certain accounting principles, policies and estimates affect the Company’s financial statements. MD&A is provided as a supplement to the Condensed Consolidated Financial Statements and notes herein, and should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2019, the Company’s reports on Forms 10-Q and 8-K, and other publicly available information.

FIRST QUARTER 2020 DISCUSSION AND UPDATE ON BUSINESS CONDITIONS

Ocean Transportation: The Company’s container volume in the Hawaii service in the first quarter 2020 was 1.7 percent higher year-over-year primarily due to increased volume of home food and essential goods as residents sheltered-in-place due to COVID-19. In March of this year, the State of Hawaii implemented several orders to address the spread of COVID-19 on the islands. As a result, tourism to Hawaii fell significantly in late March and in April, and is expected to have a meaningfully negative impact on Hawaii’s economy in the near-term.

In China, the Company’s container volume in the first quarter 2020 was 6.5 percent lower year-over-year primarily due to an elongated post-Lunar New Year period as China’s shelter-in-place orders impacted factory production, factory-to-port infrastructure logistics, and inventory sourcing. Matson continued to realize a rate premium in the first quarter 2020 and achieved average freight rates that approximated the level achieved in the first quarter 2019. The Company expects the disruption and loss of capacity in the transpacific air cargo and ocean freight markets to provide opportunities for its differentiated, expedited CLX service.

In Guam, the Company’s container volume in the first quarter 2020 was 3.9 percent lower on a year-over-year basis primarily due to typhoon relief-related volume in the year ago period, partially offset by higher volume due to COVID-19 related home food and essential goods demand. The loss of tourism and the temporary closure of retail stores is expected to have a meaningfully negative impact on the Guam economy in the near-term.

In Alaska, the Company’s container volume for the first quarter 2020 increased 11.0 percent year-over-year. The Company experienced higher northbound volume in the quarter compared to the year ago period primarily due to greater demand for home food and essential goods as residents sheltered-in-place due to COVID-19 as well as volume associated with the dry-docking of a competitor’s vessel. Southbound volume in the quarter was modestly lower than the level achieved in first quarter 2019. The combination of negative economic effects from the COVID-19 mitigation efforts and a low oil price environment is expected to have a meaningfully negative impact on Alaska’s economy in the near-term.

The contribution in the first quarter 2020 from the Company’s SSAT joint venture investment was $4.0 million, or $4.5 million lower than the first quarter 2019. The decrease was primarily due to the additional expense related to the new lease accounting standard adopted in the second quarter of 2019, and lower lift volume due to cancelled transpacific sailings.

Logistics: In the first quarter 2020, operating income for the Company’s Logistics segment was $5.1 million, or $3.0 million lower compared to the operating income achieved in the first quarter 2019. The decrease was due primarily to lower contributions from transportation brokerage and freight forwarding.

Withdrawal of 2020 Outlook

Matson withdrew its full year 2020 outlook on April 6, 2020 due to the increasing economic uncertainties regarding the COVID-19 pandemic.

CONSOLIDATED RESULTS OF OPERATIONS

Consolidated Results: Three months ended March 31, 2020, compared with 2019:

	Three Months Ended March 31,
(Dollars in millions, except per share amounts)	2020	2019	Change
Operating revenue	$513.9	$532.4	$(18.5)	(3.5)%
Operating costs and expenses	(500.9)	(514.9)	14.0	(2.7)%
Operating income	13.0	17.5	(4.5)	(25.7)%
Interest expense	(8.6)	(4.6)	(4.0)	87.0%
Other income (expense), net	0.6	0.6	—	0.0%
Income before income taxes	5.0	13.5	(8.5)	(63.0)%
Income taxes	(1.2)	(1.0)	(0.2)	20.0%
Net income	$3.8	$12.5	$(8.7)	(69.6)%
Basic earnings per share	$0.09	$0.29	$(0.20)	(69.0)%
Diluted earnings per share	$0.09	$0.29	$(0.20)	(69.0)%

Changes in operating revenue, and operating costs and expenses are further described below in the Analysis of Operating Revenue and Income by Segment.

The increase in interest expense for the three months ended March 31, 2020, compared to the three months ended March 31, 2019, was due to a lower amount of capitalized interest associated with the new vessel construction.

Other income (expense) relates to the amortization of certain components of net periodic benefit costs or gains related to the Company’s pension and post-retirement plans.

Income tax expense was $1.2 million or 24.0 percent of income before income taxes for the three months ended March 31, 2020, compared to $1.0 million or 7.4 percent of income before income taxes for the three months ended March 31, 2019. The effective tax rate for the three months ended March 31, 2020 benefited by a discrete adjustment related to stock compensation that lowered the effective tax rate for the period. In connection with the Tax Cuts and

Jobs Act of 2017 (the “Tax Act”), the Company recorded a non-cash tax adjustment of $2.9 million that decreased income taxes for the three months ended March 31, 2019. Excluding the impact of this discrete tax adjustment, the adjusted effective tax rate would have been 28.9 percent for the three months ended March 31, 2019.

ANALYSIS OF OPERATING REVENUE AND INCOME BY SEGMENT

Ocean Transportation Operating Results: Three months ended March 31, 2020, compared with 2019:

	Three Months Ended March 31,
(Dollars in millions)	2020	2019	Change
Ocean Transportation revenue	$400.9	$397.9	$3.0	0.8%
Operating costs and expenses	(393.0)	(388.5)	(4.5)	1.2%
Operating income	$7.9	$9.4	$(1.5)	(16.0)%
Operating income margin	2.0%	2.4%

Volume (Forty-foot equivalent units (FEU), except for automobiles) (1)
Hawaii containers	35,500	34,900	600	1.7%
Hawaii automobiles	13,300	17,000	(3,700)	(21.8)%
Alaska containers	18,200	16,400	1,800	11.0%
China containers	12,900	13,800	(900)	(6.5)%
Guam containers	4,900	5,100	(200)	(3.9)%
Other containers (2)	4,100	3,500	600	17.1%
(1)	Approximate volumes included for the period are based on the voyage departure date, but revenue and operating income are adjusted to reflect the percentage of revenue and operating income earned during the reporting period for voyages in transit at the end of each reporting period.
(2)	Includes containers from services in various islands in Micronesia and the South Pacific, and Okinawa, Japan.

Ocean Transportation revenue increased $3.0 million during the three months ended March 31, 2020, compared with the three months ended March 31, 2019. The increase was primarily due to higher freight revenue in Alaska, partially offset by lower freight revenue in China.

On a year-over-year FEU basis, Hawaii container volume increased 1.7 percent primarily due to increased volume of home food and essential goods as residents sheltered-in-place due to COVID-19; Alaska volume increased 11.0 percent with higher northbound volume primarily due to greater demand for home food and essential goods as residents sheltered-in-place due to COVID-19 as well as volume associated with the dry-docking of a competitor’s vessel, partially offset by modestly lower southbound volume; China volume was 6.5 percent lower primarily due to an elongated post-Lunar New Year period related to China’s COVID-19 mitigation efforts; Guam volume was 3.9 percent lower primarily due to typhoon relief volume in the year ago period, partially offset by higher volume due to COVID-19 related home food and essential goods demand; and Other containers volume increased 17.1 percent.

Ocean Transportation operating income decreased $1.5 million, or 16.0 percent, during the three months ended March 31, 2020, compared with the three months ended March 31, 2019. The decrease was primarily due to a lower contribution from China and SSAT and higher depreciation, partially offset by lower vessel operating costs, primarily resulting from one less vessel operating in the Hawaii service, and the timing of fuel surcharge collections.

The Company’s SSAT terminal joint venture investment contributed $4.0 million during the three months ended March 31, 2020, compared to a contribution of $8.5 million during the three months ended March 31, 2019. The decrease was primarily due to the additional expense related to the new lease accounting standard adopted in the second quarter of 2019 and lower lift volume due to cancelled transpacific sailings.

Logistics Operating Results: Three months ended March 31, 2020, compared with 2019:

	Three Months Ended March 31,
(Dollars in millions)	2020	2019	Change
Logistics revenue	$113.0	$134.5	$(21.5)	(16.0)%
Operating costs and expenses	(107.9)	(126.4)	18.5	(14.6)%
Operating income	$5.1	$8.1	$(3.0)	(37.0)%
Operating income margin	4.5%	6.0%

Logistics revenue decreased $21.5 million, or 16.0 percent, during the three months ended March 31, 2020, compared with the three months ended March 31, 2019. The decrease was primarily due to lower transportation brokerage revenue.

Logistics operating income decreased $3.0 million, or 37.0 percent, for the three months ended March 31, 2020, compared with the three months ended March 31, 2019. The decrease was due primarily to lower contributions from transportation brokerage and freight forwarding.

LIQUIDITY AND CAPITAL RESOURCES

Sources of Liquidity: Sources of liquidity available to the Company at March 31, 2020, compared to December 31, 2019 were as follows:

	March 31,	December 31,
(In millions)	2020	2019	Change
Cash and cash equivalents	$19.9	$21.2	$(1.3)
Restricted cash	$5.8	$7.2	$(1.4)
Accounts receivable, net (1)	$218.8	$205.9	$12.9
(1)	As of March 31, 2020 and December 31, 2019, $1.7 million and $1.7 million, respectively, of eligible accounts receivable were assigned to the CCF (see Note 2 of the Condensed Consolidated Financial Statements).

Cash, Cash Equivalents and Restricted Cash: Significant changes in the Company’s cash, cash equivalents and restricted cash for the three months ended March 31, 2020, compared to the three months ended March 31, 2019 are as follows:

	Three Months Ended March 31,
(In millions)	2020	2019	Change
Net cash provided by operating activities (1)	$68.6	$33.4	$35.2
Net cash used in investing activities (2)	(20.7)	(33.2)	12.5
Net cash used in financing activities (3)	(50.6)	(0.4)	(50.2)
Net decrease in cash, cash equivalents and restricted cash	(2.7)	(0.2)	(2.5)
Cash, cash equivalents and restricted cash, beginning of the period	28.4	24.5	3.9
Cash, cash equivalents and restricted cash, end of the period	$25.7	$24.3	$1.4

(1) Change in net cash provided by operating activities:

Changes in net cash provided by operating activities for the three months ended March 31, 2020, compared to the three months ended March 31, 2019, were due to the following:

(In millions)	Change
Net income from operations	$(8.7)
Non-cash deferred income taxes	(1.1)
Amortization of operating lease right of use assets	0.7
Other non-cash related changes, net	4.1
Income and distributions from SSAT, net	8.1
Operating lease liabilities	(0.2)
Deferred dry-docking payments	0.6
Accounts receivable, net	(18.7)
Prepaid expenses and other assets	(5.0)
Accounts payable, accruals and other liabilities	59.3
Deferred dry-docking amortization	(2.0)
Other long-term liabilities	(1.9)
Total	$35.2

The change in equity in income and distributions from SSAT results from a decrease in the Company’s share of income from SSAT to $4.0 million during the three months ended March 31, 2020, compared to $8.5 million for the three months ended March 31, 2019, while distributions from SSAT increased to $7.8 million for the three months ended March 31, 2020, compared to $4.2 million for the three months ended March 31, 2019. Changes in accounts receivable were primarily due to the timing of collections associated with those receivables. Changes in accounts payable, accruals and other liabilities were primarily due to the timing of payments associated with those liabilities.

(2) Change in net cash used in investing activities:

Changes in net cash used in investing activities for the three months ended March 31, 2020, compared to the three months ended March 31, 2019, were due to the following:

(In millions)	Change
Capitalized vessel construction expenditures	$11.8
Cash deposits into CCF	(57.0)
Withdrawals from CCF	57.0
Other capital expenditures	(12.6)
Proceeds from disposal of property and equipment, net	13.3
Total	$12.5

Capitalized vessel construction expenditures (including capitalized interest) were $9.1 million for the three months ended March 31, 2020, compared to $20.9 million for the three months ended March 31, 2019. Capitalized vessel construction expenditures relate to progress payments for the construction of new vessels, capitalized interest and owner’s items. Changes in cash deposits into CCF and withdrawals from CCF primarily relate to the timing of when deposits are made into the CCF, and when the subsequent withdrawals are made out of the CCF for the purposes of vessel construction progress payments. Other capital expenditures payments were $26.1 million for the three months ended March 31, 2020, compared to $13.5 million for the three months ended March 31, 2019. The increase in other capital expenditures is primarily due to the timing of certain capital project activities incurred during 2020 as compared to 2019. The increase in proceeds from disposal of property and equipment is primarily due to the sale and leaseback of chassis and container equipment for net proceeds of $14.3 million during the three months ended March 31, 2020. There were no sale and leaseback transactions during the three months ended March 31, 2019.

(3) Change in net cash used in financing activities:

Changes in net cash used in financing activities for the three months ended March 31, 2020, compared to the three months ended March 31, 2019, were due to the following:

(In millions)	Change
Repayments of fixed interest debt	$(3.2)
Borrowings under revolving credit facility, net	(42.1)
Payment of financing costs	(3.1)
Dividends paid	(0.4)
Change in other payments, net	(1.4)
Total	$(50.2)

During the three months ended March 31, 2020, the Company paid $11.4 million in scheduled fixed debt payments compared to $8.2 million during the three months ended March 31, 2019. During the three months ended March 31, 2020, the Company decreased net borrowings under the revolving credit facility by $22.1 million, compared to increased net borrowings under the revolving credit facility by $20.0 million during the three months ended March 31, 2019. During the three months ended March 31, 2020, the Company paid $3.1 million in financing costs related to the amendment of its revolving credit facility and private placement term loans. No financing costs were paid during the three months ended March 31, 2019. During the three months ended March 31, 2020, the Company paid $9.5 million in dividends, compared to $9.1 million during the three months ended March 31, 2019. The increase in dividend payments resulted from an increase in dividends declared per share of common stock by the Company.

Debt: Total debt as of March 31, 2020 and December 31, 2019 is as follows:

	March 31,	December 31,
(In millions)	2020	2019	Change
Revolving credit facility	$357.0	$379.1	$(22.1)
Fixed interest debt	567.9	579.3	(11.4)
Total Debt	$924.9	$958.4	$(33.5)

Total debt decreased by $33.5 million during the three months ended March 31, 2020. The decrease in the Company’s revolving credit facility was primarily due to the timing of collections associated with accounts receivables, and the timing of payments associated with accounts payables, accruals and other liabilities during the three months ended March 31, 2020. The reduction in fixed interest debt was due to scheduled debt payments made during the three months ended March 31, 2020.

As of March 31, 2020, the Company had $163.6 million of remaining borrowing availability under the revolving credit facility, with a maturity date of June 29, 2022. The Company’s debt is described in Note 6 of Part I, Item 1 above.

Working Capital: The Company had a working capital deficiency of $162.2 million and $147.1 million at March 31, 2020 and December 31, 2019, respectively. The increase in working capital deficiency at March 31, 2020 is partially due to the timing of billings and collections associated with accounts receivable and other assets, and the timing of payments associated with accounts payable, accruals and other liabilities.

CONTRACTUAL OBLIGATIONS, COMMITMENTS, CONTINGENCIES AND OFF-BALANCE SHEET ARRANGEMENTS

There were no material changes during this quarter to the Company’s contractual obligations, commitments, contingencies and off-balance sheet arrangements that are described in Part II, Item 7 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2019, which is incorporated herein by reference, except as described in Note 6 of Part I, Item 1 above.

CRITICAL ACCOUNTING ESTIMATES

There have been no changes during this quarter to the Company’s critical accounting estimates as discussed in Part II, Item 7 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2019.

OTHER MATTERS

The Company’s first quarter 2020 cash dividend of $0.22 per share was paid on March 5, 2020. On April 23, 2020, the Company’s Board of Directors declared a cash dividend of $0.22 per share payable on June 4, 2020.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes to the Company’s market risk position from the information provided under Part II, Item 7A, “Quantitative and Qualitative Disclosures About Market Risk,” of our Annual Report on Form 10-K for the year ended December 31, 2019.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures.

The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this report. Based on such evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that, as of March 31, 2020, the Company’s disclosure controls and procedures are effective.

Changes in Internal Control Over Financial Reporting.

There were no changes in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the three months ended March 31, 2020, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

ITEM 1A. RISK FACTORS

The Company’s business faces the risks set forth below, which may adversely affect our business, financial condition and operating results. All forward-looking statements made by the Company or on the Company’s behalf are qualified by the risks described below. The risk factors described below include any material changes to and supersede the risk factors previously described in Part I, Item 1A, “Risk Factors” of the Company’s Annual Report on Form 10-K for the year ended December 31, 2019.

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

Risks Related To Operations

Our results of operations have been adversely affected and could in the future be materially adversely impacted by the COVID-19 pandemic.

On March 11, 2020, the World Health Organization declared COVID-19 a global pandemic. Although the full scope and final duration of the COVID-19 pandemic remains uncertain, the pandemic has resulted in severe global macroeconomic disruptions and financial market volatility. In the United States and in many other countries worldwide, public health officials and state and local governments have recommended and mandated precautions to mitigate the spread of COVID-19, including prohibitions on large or public gatherings, prohibited or restricted travel which have forced businesses to change practices or in some cases close, quarantining people who have travelled, requiring individuals to “shelter-in-place,” and instituting social distancing, except as needed for critical services or businesses. The outbreak of COVID-19 has harmed the U.S. and global economies, shut down many business operations and disrupted manufacturing, supply chains, travel, drayage of containers, and transportation of goods. Although the full impact of such economic disruptions on our business remains uncertain, we have experienced reductions in container volume resulting from lower demand or service disruptions which could adversely affect volumes and rates in all our businesses. Spread of COVID-19 has severely reduced tourism, and is expected to continue to limit tourism, including to Hawaii, Guam and Alaska, and has led to reduced demand for freight that we would otherwise carry. For example, the governor of Hawaii issued an order that requires any person flying to any island to be quarantined in a hotel or their home for 14 days. Our operations may also be impacted adversely if our employees’ ability to travel continues to be restricted or they are otherwise unable to perform their duties, including mariners aboard our vessels, or if our terminals are temporarily closed due to a COVID-19 outbreak. Vessel dry-dockings and scrubber installations could also be delayed or become more expensive if Chinese shipyards are unable to accommodate demand or obtain parts or if necessary personnel are not allowed to travel to China. The financial difficulties or bankruptcies of Matson’s customers could also impact our revenue. In addition to operational disruptions related to public health measures, the global macroeconomic effects of the COVID-19 pandemic and related impacts on our customers’ business operations may persist for an indefinite period, even after the COVID-19 pandemic has subsided. Due to the continuing uncertainty around the duration, breadth and severity of the COVID-19 pandemic, the actions taken to contain the virus or treat its impact, and the impact of economic stimulus measures, the ultimate impact on our business, financial condition, operating results or cash flows cannot be reasonably estimated at this time.

During the first quarter of 2020, we amended our bank credit facility and private lender note agreements to enhance our liquidity position and access to borrowings our bank credit facility in response to uncertainty related to the COVID-19 pandemic. However, if our access to capital is restricted or our borrowing costs increase as a result of developments in financial markets relating to the pandemic, our operations and financial condition could be adversely impacted.

Changes in U.S., global, regional economic conditions or governmental policies have resulted in a decrease in consumer confidence and market demand for the Company’s services and products in Hawaii and Alaska, the U.S. Mainland, Guam, Asia and the South Pacific and have adversely affected the Company’s financial position, results of operations, liquidity, or cash flows.

A weakening of domestic and global economies has adversely impacted, and will continue to adversely impact (although the duration is not yet known), the level of freight volumes and freight rates. Within the U.S., a weakening of economic drivers in Hawaii and Alaska, which include tourism, military spending, construction starts, personal income growth and employment, the weakening of consumer confidence, market demand, and the economy in the U.S. Mainland, or the effect of a change in the strength of the U.S. dollar against other foreign currencies, have further reduced the demand for goods to and from Asia, Hawaii and Alaska, adversely affecting inland and ocean transportation volumes or rates. For example, the uncertainties regarding the COVID-19 pandemic and “shelter-in-place” restrictions have severely decreased tourism, weakened consumer demand, impacted the financial markets and contributed to an economic downturn in the U.S., impacting freight volumes and revenues. The dramatic decline in the price of oil due to the oil trade wars and reduced demand from the significant decline in air or car travel in response to COVID-19 will further impact the Alaska economy which in turn could impact our business. In addition, overcapacity in the global or transpacific ocean transportation markets, a change in the cost of goods or currency exchange rates, imposition of tariffs and uncertainty of tariff rates, or a change in international trade policies have adversely affected freight volumes and rates in the Company’s China service.

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

As of December 31, 2019, Matson and its subsidiaries had 1,988 employees, of which 794 employees were covered by collective bargaining agreements with shoreside unions. In addition, Matson’s fleet of active vessels require 298 billets to operate these vessels. Matson’s vessel management services also employed personnel in 28 billets to manage three vessels. Such employees are also subject to collective bargaining agreements. Furthermore, the Company relies on the services of third-parties including SSAT that employ persons covered by collective bargaining agreements. For additional information on collective bargaining agreements with unions, see Item1. C. Employees and Labor Relations of Part I of the Company’s Annual Report on Form 10-K for the year ended December 31, 2019.

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

The Company is highly dependent on the proper functioning of our information technology systems to enable operations and compete effectively. We regularly update our information technology systems or implement new systems which could cause substantial business interruption. There is no assurance that the systems upgrades or new systems will meet our current or future business needs, or that they will operate as designed. Our information technology systems also rely on third-party service providers for access to the Internet, satellite-based communications systems, the electric grid, database storage facilities and telecommunications providers. We have no control over the operations of these third-party service providers. In response to the COVID-19 pandemic and in compliance with guidance from public health officials and state and local governments, many of our employees are working from home or remotely, increasing our dependence on our information technology systems and third-party providers. If our information technology and communications systems experience reliability issues, integration or compatibility concerns or if our third-party providers are unable to perform effectively or experience disruptions or failures, there could be an adverse impact on the availability and functioning of our information technology and communications systems, which could lead to business disruption or inefficiencies, reputational harm or loss of customers that could have an adverse effect on our business.

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

The Company’s future success will depend, in significant part, upon the continued services of its key personnel, including its senior management and skilled employees. The permanent or temporary loss of the services of key personnel could adversely affect the Company’s future operating results because of such employees’ experience and knowledge of the Company’s business and customer relationships. If key employees depart or are unable to work, the Company may incur significant costs to replace them. Additionally, the Company’s ability to execute its business model could be impaired if it cannot replace them in a timely manner. The Company does not maintain key person insurance on any of its key personnel.

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

Matson’s China, Micronesia, Japan and South Pacific services are subject to risks associated with conducting business in a foreign shipping market, which include:

●	Challenges associated with operating in foreign countries and doing business and developing relationships with foreign companies;
●	Challenges in working with and maintaining good relationships with business associates in our foreign operations;
●	Difficulties in staffing and managing foreign operations;
●	Our ability to be in compliance with U.S. and foreign legal and regulatory restrictions, including compliance with the Foreign Corrupt Practices Act and foreign laws that prohibit corrupt payments to government officials;
●	Global vessel overcapacity that may lead to decreases in volumes and shipping rates;
●	Impact from COVID-19 or other epidemics or pandemics;
●	Not having continued access to existing port facilities;
●	Competition with established and new carriers;
●	Changes in vessel deployment by competitors that impact the Company’s services;
●	Currency exchange rate fluctuations and our ability to manage these fluctuations;
●	Political and economic instability;
●	Dynamics involving U.S. trade relations with other countries, including measures such as the imposition of tariffs at varying levels or other governmental actions, all of which may affect the Company’s operations; and
●	Challenges caused by cultural differences.

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

The Company’s growth strategy includes expansion through acquisitions, including, for example, the Company’s acquisitions of Horizon Lines, Inc. (“Horizon”) in 2015 and Span Intermediate, LLC (“Span Alaska”) in 2016. Acquisitions may result in difficulties in assimilating acquired assets or companies, and may result in the diversion of the Company’s capital and its management attention from other business issues and opportunities. The Company may not be able to integrate companies that it acquires successfully, including their personnel, financial systems, distribution, operations and general operating procedures. The Company may also encounter challenges in achieving appropriate internal control over financial reporting in connection with the integration of an acquired company. The Company may pay a premium for an acquisition, resulting in goodwill that may later be determined to be impaired, adversely affecting the Company’s financial condition and results of operations.

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

Deterioration in the Company’s credit profile may have an adverse effect on the Company’s ability to access the private or public debt markets and also may increase its borrowing costs. If the Company’s credit profile deteriorates significantly, its access to the debt capital markets or its ability to renew its committed lines of credit may become restricted, or the Company may not be able to refinance debt at the same levels or on the same terms. Because the

Company relies on its ability to draw on its revolving credit facilities to support its operations when required, any volatility in the credit and financial markets that prevents the Company from accessing funds (for example, a lender that does not fulfill its lending obligation) could have an adverse effect on the Company’s financial condition and cash flows. Additionally, the Company’s credit agreements generally include an increase in borrowing rates if the Company’s credit profile deteriorates. Furthermore, the Company incurs interest under its revolving credit facilities based on floating rates. Floating rate debt creates higher debt service requirements if market interest rates increase, as was the case in connection with the U.S. Federal Reserve’s interest rate increases in 2018, which would adversely affect the Company’s cash flow and results of operations. In addition, as the floating rate on certain borrowings under our revolving credit facility is tied to LIBOR, the uncertainty regarding the future of LIBOR as well as the transition from LIBOR to an alternate benchmark rate or rates could pose funding risks for the Company and adversely affect the Company’s financing costs. Disruptions to the credit markets as a result of the COVID-19 pandemic or other macroeconomic or financial market developments could increase the Company’s cost of capital and limit the Company’s access to capital.

Failure to comply with certain restrictive financial covenants contained in the Company’s credit facilities could preclude the payment of dividends, impose restrictions on the Company’s business segments, capital resources or other activities or otherwise adversely affect the Company.

The Company’s credit facilities contain certain restrictive financial covenants, the most restrictive of which include a maximum ratio of debt to earnings before interest, taxes, depreciation and amortization (“EBITDA”), a minimum ratio of EBITDA to interest expense, certain prohibitions on additional priority debt, certain prohibitions on sale leaseback transactions, and the maintenance of minimum shareholders’ equity. If the Company does not maintain these and other required covenants, and a breach of such covenants is not cured timely or waived by the lenders resulting in a default, the Company’s access to credit may be limited or terminated, dividends may be suspended, and the lenders could declare any outstanding amounts due and payable. The Company’s continued ability to borrow under its credit facilities is subject to compliance with these financial and other non-financial covenants.

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

The Company contributes to various multi-employer pension plans. In the event of a partial or complete withdrawal by the Company from any plan that is underfunded, the Company would be liable for a proportionate share of such plan’s unfunded vested benefits (see Note 11 to the Consolidated Financial Statements in Item 8 of Part II of the Company’s Annual Report on Form 10-K for the year ended December 31, 2019). Based on the limited information available from plan administrators, which the Company cannot independently validate, the Company believes that its portion of the contingent liability in the case of a full withdrawal or termination may be material to its financial position and results of operations. If any other contributing employer withdraws from any plan that is underfunded, and such employer (or any member of its controlled group) cannot satisfy its obligations under the plan at the time of withdrawal, then the Company, along with the other remaining contributing employers, would be liable for its proportionate share of such plan’s unfunded vested benefits. In addition, if a multi-employer plan fails to satisfy the minimum funding requirements, the Internal Revenue Service will impose certain penalties and taxes.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

10.1

First Amendment to Amended and Restated Credit Agreement among Matson, Inc., Bank of America, N.A. as the Agent, and the lenders thereto, dated as of March 31, 2020 (incorporated by reference to Exhibit 10.1 of Matson’s Form 8-K dated April 6, 2020).

10.2

Amendment to November 5, 2013 Note Purchase Agreement among Matson, Inc. and the purchasers named therein, dated as of March 31, 2020 (incorporated by reference to Exhibit 10.2 of Matson’s Form 8-K dated April 6, 2020).

10.3

Amendment to July 30, 2015 Note Purchase Agreement among Matson, Inc. and the purchasers named therein, dated as of March 31, 2020 (incorporated by reference to Exhibit 10.3 of Matson’s Form 8-K dated April 6, 2020).

10.4

Amendment to Third Amended and Restated Note Purchase and Private Shelf Agreement among Matson, Inc. and the purchasers named therein, dated as of March 31, 2020 (incorporated by reference to Exhibit 10.4 of Matson’s Form 8-K dated April 6, 2020).

10.5

Amendment to December 21, 2016 Note Purchase Agreement among Matson, Inc. and the purchasers named therein, dated as of March 31, 2020 (incorporated by reference to Exhibit 10.5 of Matson’s Form 8-K dated April 6, 2020).

10.6

Consolidated Agreement, Contract No. MA-14454 dated as of April 27, 2020 among Matson Navigation Company, Inc., the United States of America, represented by the Maritime Administrator of the Maritime Administration and, with respect to certain provisions, Matson, Inc. (incorporated by reference to Exhibit 10.1 of Matson’s Form 8-K dated April 30, 2020).

10.7

Note Purchase Agreement dated as of April 27, 2020 among Matson Navigation Company, Inc., the United States of America, represented by the Maritime Administrator of the Maritime Administration and the Federal Financing Bank (incorporated by reference to Exhibit 10.2 of Matson’s Form 8-K dated April 30, 2020).

10.8	Affiliate Guaranty dated as of April 27, 2020 executed by Matson, Inc. (incorporated by reference to Exhibit 10.3 of Matson’s Form 8-K dated April 30, 2020).

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934.

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350.

101.INS	XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File - the cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MATSON, INC.
(Registrant)

Date: May 5, 2020	/s/ Joel M. Wine
Joel M. Wine
Senior Vice President and
Chief Financial Officer

Date: May 5, 2020	/s/ Kevin L. Stuck
Kevin L. Stuck
Vice President and Controller
(principal accounting officer)