Form 10-Q
period 2020-06-30
Matson, Inc.
filed 2020-08-05
CIK 3453

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2020

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

Number of shares of common stock outstanding as of June 30, 2020: 43,075,643

MATSON, INC. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

MATSON, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Income and Comprehensive Income

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In millions, except per share amounts)	2020	2019	2020	2019
Operating Revenue:
Ocean Transportation	$410.8	$415.4	$811.7	$813.3
Logistics	113.3	142.5	226.3	277.0
Total Operating Revenue	524.1	557.9	1,038.0	1,090.3

Costs and Expenses:
Operating costs	(426.3)	(472.8)	(874.6)	(939.9)
Income from SSAT	3.7	0.9	7.7	9.4
Selling, general and administrative	(50.3)	(55.0)	(106.9)	(111.3)
Total Costs and Expenses	(472.9)	(526.9)	(973.8)	(1,041.8)

Operating Income	51.2	31.0	64.2	48.5
Interest expense	(8.2)	(6.1)	(16.8)	(10.7)
Other income (expense), net	1.5	0.8	2.1	1.4
Income before Income Taxes	44.5	25.7	49.5	39.2
Income taxes	(11.7)	(7.3)	(12.9)	(8.3)
Net Income	$32.8	$18.4	$36.6	$30.9

Other Comprehensive Income (Loss), Net of Income Taxes:
Net Income	$32.8	$18.4	$36.6	$30.9
Other Comprehensive Income (Loss):
Amortization of prior service cost	(1.1)	(1.2)	(2.3)	(2.3)
Amortization of net loss	1.3	0.9	2.6	1.8
Other adjustments	(0.1)	(0.2)	(0.8)	(0.2)
Total Other Comprehensive Income (Loss)	0.1	(0.5)	(0.5)	(0.7)
Comprehensive Income	$32.9	$17.9	$36.1	$30.2

Basic Earnings Per Share	$0.76	$0.43	$0.85	$0.72
Diluted Earnings Per Share	$0.76	$0.43	$0.85	$0.72

Weighted Average Number of Shares Outstanding:
Basic	43.1	42.8	43.0	42.8
Diluted	43.3	43.2	43.3	43.2

See Notes to Condensed Consolidated Financial Statements.

MATSON, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(Unaudited)

	June 30,	December 31,
(In millions)	2020	2019
ASSETS
Current Assets:
Cash and cash equivalents	$19.5	$21.2
Accounts receivable, net of allowance for credit loss of $5.9 million and $4.3 million, respectively	215.2	205.9
Prepaid expenses and other assets	38.9	62.5
Total current assets	273.6	289.6
Long-term Assets:
Investment in SSAT	77.5	76.2
Property and equipment, net	1,578.4	1,598.1
Operating lease right of use assets	241.9	256.1
Goodwill	327.8	327.8
Intangible assets, net	197.5	202.9
Deferred dry-docking costs, net	52.0	56.9
Other long-term assets	28.9	37.8
Total long-term assets	2,504.0	2,555.8
Total Assets	$2,777.6	$2,845.4

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Current portion of debt	$50.5	$48.4
Accounts payable and accruals	247.4	235.7
Operating lease liabilities	63.5	66.6
Other liabilities	88.2	86.0
Total current liabilities	449.6	436.7
Long-term Liabilities:
Long-term debt, net of deferred loan fees	823.5	910.0
Long-term operating lease liabilities	186.5	198.0
Deferred income taxes	348.8	337.6
Other long-term liabilities	153.7	157.4
Total long-term liabilities	1,512.5	1,603.0
Commitments and Contingencies
Shareholders’ Equity:
Common stock	32.3	32.2
Additional paid in capital	306.7	306.2
Accumulated other comprehensive loss, net	(37.4)	(36.9)
Retained earnings	513.9	504.2
Total shareholders’ equity	815.5	805.7
Total Liabilities and Shareholders’ Equity	$2,777.6	$2,845.4

See Notes to Condensed Consolidated Financial Statements.

MATSON, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Six Months Ended June 30,
(In millions)	2020	2019
Cash Flows From Operating Activities:
Net income	$36.6	$30.9
Reconciling adjustments:
Depreciation and amortization	55.6	47.5
Amortization of operating lease right of use assets	35.6	33.5
Deferred income taxes	11.4	9.9
Share-based compensation expense	6.1	6.2
Income from SSAT	(7.7)	(9.4)
Distribution from SSAT	7.8	9.5
Other	0.5	(1.6)
Changes in assets and liabilities:
Accounts receivable, net	(9.3)	10.8
Deferred dry-docking payments	(7.6)	(6.9)
Deferred dry-docking amortization	11.8	17.2
Prepaid expenses and other assets	25.2	25.5
Accounts payable, accruals and other liabilities	14.0	(29.6)
Operating lease liabilities	(36.0)	(33.3)
Other long-term liabilities	(3.4)	(2.0)
Net cash provided by operating activities	140.6	108.2

Cash Flows From Investing Activities:
Capitalized vessel construction expenditures	(16.5)	(30.6)
Other capital expenditures	(34.0)	(38.4)
Proceeds from disposal of property and equipment	15.4	2.2
Cash deposits into Capital Construction Fund	(97.1)	(26.4)
Withdrawals from Capital Construction Fund	97.1	26.4
Net cash used in investing activities	(35.1)	(66.8)

Cash Flows From Financing Activities:
Proceeds from issuance of debt	325.5	—
Repayments of debt	(192.8)	(11.8)
Proceeds from revolving credit facility	411.5	212.8
Repayments of revolving credit facility	(612.6)	(212.8)
Payment of financing costs	(18.5)	—
Proceeds from issuance of capital stock	0.1	—
Dividends paid	(19.1)	(18.2)
Tax withholding related to net share settlements of restricted stock units	(5.5)	(3.2)
Net cash used in financing activities	(111.4)	(33.2)

Net (Decrease) Increase in Cash, Cash Equivalents and Restricted Cash	(5.9)	8.2
Cash, Cash Equivalents and Restricted Cash, Beginning of the Period	28.4	24.5
Cash, Cash Equivalents and Restricted Cash, End of the Period	$22.5	$32.7

Reconciliation of Cash, Cash Equivalents and Restricted Cash, End of the Period:
Cash and Cash Equivalents	$19.5	$24.0
Restricted Cash	3.0	8.7
Total Cash, Cash Equivalents and Restricted Cash, End of the Period	$22.5	$32.7

Supplemental Cash Flow Information:
Interest paid, net of capitalized interest	$17.9	$7.8
Income tax (refunds) and payments, net	$(21.0)	$(26.2)

Non-cash Information:
Capital expenditures included in accounts payable, accruals and other liabilities	$4.6	$3.7
Accrued dividends	$10.0	$9.4

See Notes to Condensed Consolidated Financial Statements.

MATSON, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Shareholders’ Equity

(Unaudited)

				Accumulated
	Common Stock		Additional	Other
		Stated	Paid In	Comprehensive	Retained
(In millions, except per share amounts)	Shares	Value	Capital	Income (Loss)	Earnings	Total
Balance at December 31, 2019	42.9	$32.2	$306.2	$(36.9)	$504.2	$805.7
Net income	—	—	—	—	3.8	3.8
Other comprehensive loss, net of tax	—	—	—	(0.6)	—	(0.6)
Share-based compensation	—	—	3.1	—	—	3.1
Shares issued, net of shares withheld for employee taxes	0.1	0.1	(4.6)	—	—	(4.5)
Equity interest in SSAT	—	—	—	—	2.2	2.2
Dividends ($0.22 per share)	—	—	—	—	(9.5)	(9.5)
Balance at March 31, 2020	43.0	32.3	304.7	(37.5)	500.7	800.2
Net income	—	—	—	—	32.8	32.8
Other comprehensive income, net of tax	—	—	—	0.1	—	0.1
Share-based compensation	—	—	3.0	—	—	3.0
Shares issued, net of shares withheld for employee taxes	0.1	—	(1.0)	—	—	(1.0)
Dividends ($0.22 per share and $0.23 per share)	—	—	—	—	(19.6)	(19.6)
Balance at June 30, 2020	43.1	$32.3	$306.7	$(37.4)	$513.9	$815.5

				Accumulated
	Common Stock		Additional	Other
		Stated	Paid In	Comprehensive	Retained
(In millions, except per share amounts)	Shares	Value	Capital	Income (Loss)	Earnings	Total
Balance at December 31, 2018	42.7	$32.0	$297.8	$(34.5)	$460.0	$755.3
Adoption of new lease accounting standard	—	—	—	—	4.4	4.4
Net income	—	—	—	—	12.5	12.5
Other comprehensive loss, net of tax	—	—	—	(0.2)	—	(0.2)
Share-based compensation	—	—	3.2	—	—	3.2
Shares issued, net of shares withheld for employee taxes	0.1	0.1	(3.2)	—	—	(3.1)
Dividends ($0.21 per share)	—	—	—	—	(9.1)	(9.1)
Balance at March 31, 2019	42.8	32.1	297.8	(34.7)	467.8	763.0
Net income	—	—	—	—	18.4	18.4
Other comprehensive loss, net of tax	—	—	—	(0.5)	—	(0.5)
Share-based compensation	—	—	3.0	—	—	3.0
Shares issued, net of shares withheld for employee taxes	0.1	—	(0.1)	—	—	(0.1)
Dividends ($0.21 per share and $0.22 per share)	—	—	—	—	(18.6)	(18.6)
Balance at June 30, 2019	42.9	$32.1	$300.7	$(35.2)	$467.6	$765.2

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

Fiscal Period: The period end for Matson covered by this report is June 30, 2020. The period end for MatNav and its subsidiaries covered by this report occurred on the last Friday in June, or June 26, 2020.

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

Recognition of Revenues and Related Expenses: Revenue in the Company’s Condensed Consolidated Financial Statements is presented net of elimination of intercompany transactions. The following is a description of the Company’s principal revenue generating activities by segment, and the Company’s revenue recognition policy for each activity for the periods presented:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
Ocean Transportation (in millions) (1)	2020	2019	2020	2019
Ocean Transportation services	$402.6	$406.6	$793.7	$794.5
Terminal and other related services	4.6	4.8	10.4	11.5
Fuel sales	2.1	2.6	4.7	4.6
Vessel management and related services	1.5	1.4	2.9	2.7
Total	$410.8	$415.4	$811.7	$813.3
(1)	Ocean Transportation revenue transactions are primarily denominated in U.S. dollars except for less than 3 percent of Ocean Transportation revenues and fuel sales revenue categories which are denominated in foreign currencies.

◾	Ocean Transportation services revenue is recognized ratably over the duration of a voyage based on the relative transit time completed in each reporting period. Vessel operating costs and other ocean transportation operating costs, such as terminal operating overhead and general and administrative expenses, are charged to operating costs as incurred.
◾	Terminal and other related services revenue is recognized as the services are performed. Related costs are recognized as incurred.
◾	Fuel sales revenue and related costs are recognized when the Company has completed delivery of the product to the customer in accordance with the terms and conditions of the contract.
◾	Vessel management and related services revenue is recognized in proportion to the services completed. Related costs are recognized as incurred.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
Logistics (in millions) (1)	2020	2019 (2)	2020	2019 (2)
Transportation Brokerage and Freight Forwarding services	$101.9	$131.7	$204.0	$255.0
Warehouse and distribution services	8.2	8.3	16.4	16.7
Supply chain management and other services	3.2	2.5	5.9	5.3
Total	$113.3	$142.5	$226.3	$277.0
(1)	Logistics revenue transactions are primarily denominated in U.S. dollars except for less than 3 percent of transportation brokerage and freight forwarding services revenue, and supply chain management and other services revenue categories which are denominated in foreign currencies.
(2)	The Company has reclassified $3.0 million and $6.1 million from transportation brokerage and freight forwarding services to warehouse and distribution services for the three and six months ended June 30, 2019, respectively, to be consistent with its current period presentation. There was no change in total Logistics revenue for the three and six months ended June 30, 2019.

◾	Transportation Brokerage and Freight Forwarding services revenue consists of amounts billed to customers for services provided. The primary costs include third-party purchased transportation services, labor and equipment. Revenue and the related purchased third-party transportation costs are recognized over the duration of a delivery based upon the relative transit time completed in each reporting period. Labor and other operating costs are expensed as incurred. The Company reports revenue on a gross basis as the Company serves as the principal in these transactions because it is responsible for fulfilling the contractual arrangements with the customer and has latitude in establishing prices.
◾	Warehousing and distribution services revenue consist of amounts billed to customers for storage, handling, and value-added packaging of customer merchandise. Storage revenue is recognized in the month the service is provided to the customer. Storage related costs are recognized as incurred. Other warehousing and distribution services revenue and related costs are recognized in proportion to the services performed.
◾	Supply chain management and other services revenue, and related costs are recognized in proportion to the services performed.

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

Capital Construction Fund: The Company’s Capital Construction Fund (“CCF”) is described in Note 7 to the Consolidated Financial Statements included in Part II, Item 8 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2019. As of June 30, 2020 and December 31, 2019, $1.7 million of eligible accounts receivable was assigned to the CCF. Due to the nature of the assignment of eligible accounts receivable into the CCF, such assigned amounts are classified as part of accounts receivable in the Condensed Consolidated Balance Sheets. Cash on deposit in the CCF is held in a money market account and classified as a long-term asset in the Company’s Condensed Consolidated Balance Sheets, as the Company intends to use qualified cash withdrawals to fund long-term investment in the construction of new vessels. During the three and six months ended June 30, 2020, the Company deposited $26.7 million and $97.1 million into the CCF, and made qualifying cash withdrawals of $26.7 million and $97.1 million from the CCF, respectively. The balance of cash on deposit at June 30, 2020 and December 31, 2019 was nominal.

Investment in SSAT: Condensed income statement information (unaudited) for SSAT for the three and six months ended June 30, 2020 and 2019 consisted of the following:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In millions)	2020	2019	2020	2019
Operating revenue	$243.3	$268.8	$522.2	$536.9
Operating costs and expenses	(229.9)	(265.0)	(495.3)	(509.2)
Operating income	13.4	3.8	26.9	27.7
Net Income (1)	$12.3	$4.2	$25.3	$26.8
Company Share of SSAT's Net Income (2)	$3.7	$0.9	$7.7	$9.4
(1)	Includes earnings from equity method investments held by SSAT less earnings allocated to non-controlling interests.
(2)	The Company records its share of net income from SSAT in costs and expenses in the Condensed Consolidated Statement of Income and Comprehensive Income due to the nature of SSAT’s operations.

The Company’s investment in SSAT was $77.5 million and $76.2 million at June 30, 2020 and December 31, 2019, respectively. During the six months ended June 30, 2020, the Company recorded an increase of $2.2 million in its investment in SSAT and a corresponding increase in retained earnings related to the formation of a new subsidiary of SSAT, whose controlling interest is retained by SSAT.

Deferred Loan Fees: The Company records deferred loan fees, excluding those related to the revolving credit facility, as a reduction to Total Debt in the Company’s Condensed Consolidated Balance Sheets in accordance with Accounting Standards Update (“ASU”) 2015-03, Interest-Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs (“ASU 2015-03”). These costs are being amortized over the life of the related debt using the effective interest method (see Note 6).

Deferred loan fees related to the Company’s revolving credit facility are recorded in other long-term assets in the Company’s Condensed Consolidated Balance Sheets. These deferred loan fees are being amortized using the straight-line method as the difference between that and the use of the effective interest method is not material. These deferred loan fees were $2.8 million and $1.3 million at June 30, 2020 and December 31, 2019, respectively.

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

Dividends: The Company’s second quarter 2020 cash dividend of $0.22 per share was paid on June 4, 2020. On June 25, 2020, the Company’s Board of Directors declared a cash dividend of $0.23 per share payable on September 3, 2020.

New Accounting Pronouncements:

Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”): In June 2016, the Financial Accounting Standards Board (“FASB”) issued ASU 2016-13 which amends the current approach to estimate credit losses on certain financial assets, including trade and other receivables, available-for-sale securities and other financial instruments. ASU 2016-13 requires entities to establish a valuation allowance for the expected lifetime losses of certain financial instruments. Subsequent changes in the valuation allowance are recorded in current earnings and reversal of previous losses is permitted. The new standard is effective for interim and annual periods beginning on or after December 15, 2019.

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

Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That is a Service Contract (“ASU 2018-15”): In August 2018, FASB issued ASU 2018-15 which aligns the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing costs incurred to develop or obtain internal-use software. The Company adopted ASU 2018-15 on a prospective basis effective January 1, 2020. During the six months ended June 30, 2020, the Company capitalized costs of $1.3 million related to cloud computing arrangements and which were included in other long-term assets on the Company’s Condensed Consolidated Balance Sheets as of June 30, 2020.

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

The Company’s Ocean Transportation segment provides ocean transportation services to the Logistics segment, and the Logistics segment provides logistics services to the Ocean Transportation segment in certain transactions. Accordingly, inter-segment revenue of $24.2 million and $25.3 million for the three months ended June 30, 2020 and 2019, and $43.6 million and $47.1 million for the six months ended June 30, 2020 and 2019, respectively, have been eliminated from operating revenues in the table below.

Reportable segment financial information for the three and six months ended June 30, 2020 and 2019 are as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In millions)	2020	2019	2020	2019
Operating Revenue:
Ocean Transportation (1)	$410.8	$415.4	$811.7	$813.3
Logistics (2)	113.3	142.5	226.3	277.0
Total Operating Revenue	$524.1	$557.9	$1,038.0	$1,090.3
Operating Income:
Ocean Transportation (3)	$42.3	$19.7	$50.2	$29.1
Logistics	8.9	11.3	14.0	19.4
Total Operating Income	51.2	31.0	64.2	48.5
Interest expense, net	(8.2)	(6.1)	(16.8)	(10.7)
Other income (expense), net	1.5	0.8	2.1	1.4
Income before Income Taxes	44.5	25.7	49.5	39.2
Income taxes	(11.7)	(7.3)	(12.9)	(8.3)
Net Income	$32.8	$18.4	$36.6	$30.9
(1)	Ocean Transportation operating revenue excludes inter-segment revenue of $11.9 million and $13.8 million for the three months ended June 30, 2020 and 2019, and $21.3 million and $25.2 million for the six months ended June 30, 2020 and 2019, respectively.
(2)	Logistics operating revenue excludes inter-segment revenue of $12.3 million and $11.5 million for the three months ended June 30, 2020 and 2019, and $22.3 million and $21.9 million for the six months ended June 30, 2020 and 2019, respectively.
(3)	Ocean Transportation segment information includes $3.7 million and $0.9 million of equity in income from the Company’s equity investment in SSAT for the three months ended June 30, 2020 and 2019, and $7.7 million and $9.4 million for the six months ended June 30, 2020 and 2019, respectively.

4.          PROPERTY AND EQUIPMENT

Property and equipment as of June 30, 2020 and December 31, 2019 consisted of the following:

	June 30,	December 31,
(In millions)	2020	2019
Cost:
Vessels	$1,898.2	$1,653.5
Containers and equipment	525.2	544.5
Terminal facilities and other property	114.7	114.4
Vessel construction in progress	190.6	488.9
Other construction in progress	27.4	35.4
Total Property and Equipment	2,756.1	2,836.7
Less: Accumulated Depreciation	(1,177.7)	(1,238.6)
Total Property and Equipment, net	$1,578.4	$1,598.1

Vessel construction in progress relates to progress payments for the construction of new vessels, capitalized owner’s items and capitalized interest. During the six months ended June 30, 2020, the newly constructed vessel Lurline was placed into service resulting in $308.2 million, including $16.5 million of capitalized interest, being transferred from the Vessel construction in progress category to the Vessels category within Property and Equipment. Capitalized interest included in Vessel construction in progress was $9.1 million and $22.0 million at June 30, 2020 and December 31, 2019, respectively.

5.          GOODWILL AND INTANGIBLES

Goodwill by segment as of June 30, 2020 and December 31, 2019 consisted of the following:

	Ocean
(In millions)	Transportation	Logistics	Total
Goodwill	$222.6	$105.2	$327.8

Intangible assets as of June 30, 2020 and December 31, 2019 consisted of the following:

	June 30,	December 31,
(In millions)	2020	2019
Customer Relationships:
Ocean Transportation	$140.6	$140.6
Logistics	90.1	90.1
Total	230.7	230.7
Less: Accumulated Amortization	(60.5)	(55.1)
Total Customer Relationships, net	170.2	175.6
Trade name – Logistics	27.3	27.3
Total Intangible Assets, net	$197.5	$202.9

The Company evaluates its goodwill and intangible assets for possible impairment in the fourth quarter, or whenever events or changes in circumstances indicate that it is more likely than not that the fair value is less than its carrying amount. The Company has reporting units within the Ocean Transportation and Logistics reportable segments. The Company considered the deterioration in general economic and market conditions due to the COVID-19 pandemic and its impact on the performance of each of the Company’s reporting units. Based on the Company’s assessment of its market capitalization, future forecasts and the amount of excess of fair value over the carrying value of the reporting units in the 2019 annual impairment tests, the Company concluded that an impairment triggering event did not occur during the quarter ended June 30, 2020.

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

6.          DEBT

As of June 30, 2020 and December 31, 2019, the Company’s debt consisted of the following:

	June 30,	December 31,
(In millions)	2020	2019
Private Placement Term Loans:
5.79%, payable through 2020	$—	$3.5
3.66%, payable through 2023	27.4	31.9
4.16%, payable through 2027	36.7	39.3
3.37%, payable through 2027	75.0	75.0
3.14%, payable through 2031	178.8	188.0
4.31%, payable through 2032	29.0	30.3
4.35%, payable through 2044	—	100.0
3.92%, payable through 2045	—	69.5
Title XI Debt:
5.34%, payable through 2028	18.7	19.8
5.27%, payable through 2029	20.9	22.0
1.22%, payable through 2043	185.9	—
1.35%, payable through 2044	139.6	—
Revolving credit facility, maturity date of June 29, 2022	178.0	379.1
Total Debt	890.0	958.4
Less: Current portion	(50.5)	(48.4)
Total Long-term Debt	839.5	910.0
Less: Deferred loan fees	(16.0)	—
Total Long-term Debt, net of deferred loan fees	$823.5	$910.0

Except as described below, the Company’s debt is described in Note 6 to the Condensed Consolidated Financial Statements included in the Company’s Quarterly Report on Form 10-Q for the three months ended March 31, 2020.

Private Placement Term Loans: On May 12, 2020, the Company redeemed private placement term loans totaling $169.5 million at par out of proceeds from the Company’s revolving credit facility.

2020 Title XI Debt: On April 27, 2020, MatNav issued $185.9 million in U.S. Government guaranteed vessel financing bonds (Title XI) to partially refinance debt incurred in connection with the construction of Daniel K. Inouye (the “DKI Title XI Debt”). A fee of approximately $8.7 million was paid to the United States Maritime Administration (“MARAD”) out of the proceeds at closing. The net proceeds of approximately $177 million were used to reduce outstanding debt. The secured bonds mature on October 15, 2043 and have a cash interest rate of 1.22 percent, payable semi-annually in arrears on April 15 and October 15, commencing on October 15, 2020, together with a principal payment of approximately $4.0 million.

On June 22, 2020, MatNav issued $139.6 million in U.S. Government guaranteed vessel financing bonds (Title XI) to partially refinance debt incurred in connection with the construction of Kaimana Hila (together with the DKI Title XI Debt, the “2020 Title XI Debt”). A fee of approximately $6.7 million was paid to MARAD out of the proceeds at closing. The net proceeds of approximately $132.9 million were used to reduce outstanding debt. The secured bonds mature on March 15, 2044 and have a cash interest rate of 1.35 percent, payable semi-annually in arrears on March 15 and September 15, commencing on September 15, 2020, together with a principal payment of approximately $3.0 million.

Under the 2020 Title XI Debt agreements, MARAD has guaranteed the obligation of MatNav. MatNav has agreed to reimburse MARAD for any payments it makes under the MARAD guarantees and MatNav’s obligations to MARAD are secured by mortgages on the vessels and certain other related assets. The 2020 Title XI Debt is subject to the debt covenants as described in Note 6 to the Condensed Consolidated Financial Statements included in the Company’s Quarterly Report on Form 10-Q for the three months ended March 31, 2020.

Revolving Credit Facility: As of June 30, 2020, the Company had $433.2 million of remaining borrowing availability under the revolving credit facility. The Company used $8.1 million of the sublimit for letters of credit outstanding as of June 30, 2020. Based on the Company’s consolidated net leverage ratio, which stipulates borrowing margins, the interest rate applicable to revolving credit facility was approximately 3.25 percent at June 30, 2020. Borrowings under the revolving credit facility are classified as long-term debt in the Condensed Consolidated Balance Sheets, as principal payments are not required until the maturity date of June 29, 2022.

Debt Security and Guarantees: All of the debt of the Company and MatNav, including related guarantees, as of June 30, 2020 was unsecured, except for the 2020 Title XI Debt and other Title XI debt.

Debt Maturities: As of June 30, 2020, debt maturities during the next five years and thereafter are as follows:

As of
Year (in millions)	June 30, 2020
Remainder of 2020	$23.7
2021	59.2
2022	243.0
2023	60.4
2024	51.7
Thereafter	452.0
Total Debt	$890.0

Deferred Loan Fees: Deferred loan fees are recorded as a reduction of Total Debt in the Condensed Consolidated Balance Sheets in accordance with Accounting Standards Codification (“ASC”) 835, Imputation of Interest (“ASC 835”). Activity relating to deferred loan fees for the six months ended June 30, 2020 are as follows:

Deferred Loan Fees (in millions)	Amount
Deferred financing costs related to Title XI bonds and private placement debt amendments	$16.5
Deferred fees expensed related to the redemption of private placement debt	(0.3)
Amortization expense for the six months ended June 30, 2020	(0.2)
Balance at June 30, 2020	$16.0

As of June 30, 2020, amortization expense relating to deferred loan fees during the next five years and thereafter are as follows:

Year (in millions)	Amount
Remainder of 2020	$0.8
2021	1.5
2022	1.2
2023	1.1
2024	1.1
Thereafter	10.3
Total amortization expense of deferred loan fees	$16.0

7.          LEASES

The Company’s leases are described in Note 9 to the Consolidated Financial Statements included in Part II, Item 8 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2019.

Components of Lease Cost: Components of lease cost recorded in the Company’s Condensed Consolidated Statement of Income and Comprehensive Income for the three and six months ended June 30, 2020 and 2019 consisted of the following:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In millions)	2020	2019	2020	2019
Operating lease cost	$20.5	$16.8	$40.5	$33.5
Short-term lease cost	2.4	2.5	2.5	4.9
Variable lease cost	0.2	0.1	0.4	0.2
Total lease cost	$23.1	$19.4	$43.4	$38.6

Sale and Leaseback of Equipment: On March 25, 2020, the Company entered into an agreement for the sale and leaseback of multiple tranches of chassis and container equipment. The net proceeds from the sales were $14.3 million, and the gain on the disposal of the equipment was not material to the Company’s Condensed Consolidated Financial Statements. The Company subsequently leased back the equipment under a five-year operating lease agreement that includes purchase options exercisable at fair market value. There were no sale and leaseback transactions during the three months ended June 30, 2020, and during the six months ended June 30, 2019.

8.          ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

Changes in accumulated other comprehensive income (loss) by component, net of tax, for the six months ended June 30, 2020 are as follows:

					Accumulated
			Non-		Other
		Post-	Qualified		Comprehensive
(In millions)	Pensions	Retirement	Plans	Other	Income (Loss)
Balance at December 31, 2019	$(51.9)	$16.3	$(0.4)	$(0.9)	$(36.9)
Amortization of prior service cost	(0.5)	(0.6)	(0.1)	—	(1.2)
Amortization of net loss	1.1	0.1	0.1	—	1.3
Foreign currency exchange	—	—	—	(0.5)	(0.5)
Other adjustments	—	—	—	(0.2)	(0.2)
Balance at March 31, 2020	(51.3)	15.8	(0.4)	(1.6)	(37.5)
Amortization of prior service cost	(0.4)	(0.7)	—	—	(1.1)
Amortization of net loss	1.1	0.1	0.1	—	1.3
Foreign currency exchange	—	—	—	0.3	0.3
Other adjustments	—	—	—	(0.4)	(0.4)
Balance at June 30, 2020	$(50.6)	$15.2	$(0.3)	$(1.7)	$(37.4)

Changes in accumulated other comprehensive income (loss) by component, net of tax, for the six months ended June 30, 2019 consisted of the following:

					Accumulated
			Non-		Other
		Post-	Qualified		Comprehensive
(In millions)	Pensions	Retirement	Plans	Other	Income (Loss)
Balance at December 31, 2018	$(55.8)	$21.7	$(0.1)	$(0.3)	$(34.5)
Amortization of prior service cost	(0.4)	(0.7)	—	—	(1.1)
Amortization of net loss	0.7	0.2	—	—	0.9
Balance at March 31, 2019	(55.5)	21.2	(0.1)	(0.3)	(34.7)
Amortization of prior service cost	(0.5)	(0.7)	(0.1)	0.1	(1.2)
Amortization of net loss	0.7	0.1	0.1	—	0.9
Other adjustments	—	—	—	(0.2)	(0.2)
Balance at June 30, 2019	$(55.3)	$20.6	$(0.1)	$(0.4)	$(35.2)

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

The carrying value and fair value of the Company’s financial instruments as of June 30, 2020 and December 31, 2019 are as follows:

			Quoted Prices in	Significant	Significant
	Total		Active Markets	Observable	Unobservable
	Carrying Value	Total	(Level 1)	Inputs (Level 2)	Inputs (Level 3)

(In millions)	June 30, 2020	Fair Value Measurements at June 30, 2020
Cash and cash equivalents	$19.5	$19.5	$19.5	$—	$—
Restricted cash	$3.0	$3.0	$3.0	$—	$—
Variable rate debt	$178.0	$178.0	$—	$178.0	$—
Fixed rate debt	$712.0	$708.9	$—	$708.9	$—

(In millions)	December 31, 2019	Fair Value Measurements at December 31, 2019
Cash and cash equivalents	$21.2	$21.2	$21.2	$—	$—
Restricted cash	$7.2	$7.2	$7.2	$—	$—
Variable rate debt	$379.1	$379.1	$—	$379.1	$—
Fixed rate debt	$579.3	$585.9	$—	$585.9	$—

10.          EARNINGS PER SHARE

Basic earnings per share is determined by dividing net income by the weighted average common shares outstanding during the period. The calculation of diluted earnings per share includes the dilutive effect of unexercised non-qualified stock options and non-vested restricted stock units. The computation of weighted average common shares outstanding excluded a nominal amount of anti-dilutive non-qualified stock options for each period ended June 30, 2020 and 2019.

The denominators used to compute basic and diluted earnings per share for the three and six months ended June 30, 2020 and 2019 are as follows:

	Three Months Ended June 30, 2020			Six Months Ended June 30, 2020
		Weighted	Per		Weighted	Per
		Average	Common		Average	Common
	Net	Common	Share	Net	Common	Share
(In millions, except per share amounts)	Income	Shares	Amount	Income	Shares	Amount
Basic	$32.8	43.1	$0.76	$36.6	43.0	$0.85
Effect of Dilutive Securities		0.2	—		0.3	—
Diluted	$32.8	43.3	$0.76	$36.6	43.3	$0.85

	Three Months Ended June 30, 2019			Six Months Ended June 30, 2019
		Weighted	Per		Weighted	Per
		Average	Common		Average	Common
	Net	Common	Share	Net	Common	Share
(In millions, except per share amounts)	Income	Shares	Amount	Income	Shares	Amount
Basic	$18.4	42.8	$0.43	$30.9	42.8	$0.72
Effect of Dilutive Securities		0.4	—		0.4	—
Diluted	$18.4	43.2	$0.43	$30.9	43.2	$0.72

11.          SHARE-BASED COMPENSATION

During the three and six months ended June 30, 2020, the Company granted approximately 22,000 and 338,200 in total of time-based restricted stock units and performance-based shares to certain of its employees at a weighted average grant date fair value of $27.30 and $38.64, respectively.

Total share-based compensation cost recognized in the Condensed Consolidated Statements of Income and Comprehensive Income as a component of selling, general and administrative expenses was $3.0 million and $3.0 million for the three months ended June 30, 2020 and 2019, and $6.1 million and $6.2 million for the six months ended June 30, 2020 and 2019, respectively. Total unrecognized compensation cost related to unvested share-based compensation arrangements was $17.5 million at June 30, 2020, and is expected to be recognized over a weighted average period of approximately 2.0 years. Total unrecognized compensation cost may be adjusted for any unearned performance shares or forfeited shares.

12.          PENSION AND POST-RETIREMENT PLANS

The Company’s pension and post-retirement plans are described in Note 11 to the Consolidated Financial Statements included in Part II, Item 8 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2019. Components of net periodic benefit cost and other amounts recognized in Other Comprehensive Income (Loss) for the qualified pension plans and the post-retirement benefit plans for the three and six months ended June 30, 2020 and 2019 consisted of the following:

	Pension Benefits		Post-retirement Benefits
	Three Months Ended June 30,		Three Months Ended June 30,
(In millions)	2020	2019	2020	2019
Components of net periodic benefit cost (benefit):
Service cost	$1.3	$1.1	$0.2	$0.2
Interest cost	1.9	2.3	0.2	0.3
Expected return on plan assets	(3.3)	(3.2)	—	—
Amortization of net loss	1.4	0.9	0.1	0.2
Amortization of prior service credit	(0.6)	(0.6)	(0.9)	(1.0)
Net periodic benefit cost (benefit)	$0.7	$0.5	$(0.4)	$(0.3)

	Pension Benefits		Post-retirement Benefits
	Six Months Ended June 30,		Six Months Ended June 30,
(In millions)	2020	2019	2020	2019
Components of net periodic benefit cost (benefit):
Service cost	$2.5	$2.2	$0.3	$0.3
Interest cost	3.8	4.6	0.4	0.6
Expected return on plan assets	(6.5)	(6.3)	—	—
Amortization of net loss	2.9	1.8	0.3	0.4
Amortization of prior service credit	(1.2)	(1.2)	(1.8)	(1.9)
Net periodic benefit cost (benefit)	$1.5	$1.1	$(0.8)	$(0.6)

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

The Company cautions that forward-looking statements are subject to numerous assumptions, risks and uncertainties, which change over time, including, but not limited to, the risk factors that are described in Part II, Item 1A, “Risk Factors” of Matson’s Quarterly Report on Form 10-Q for the period ended March 31, 2020. Forward-looking statements speak only as of the date they are made, and the Company assumes no duty to and does not undertake any obligation to update forward-looking statements. Actual results could differ materially from those anticipated in forward-looking statements and future results could differ materially from historical performance.

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

SECOND QUARTER 2020 DISCUSSION AND UPDATE ON BUSINESS CONDITIONS

Ocean Transportation: The Company’s container volume in the Hawaii service in the second quarter 2020 was 4.0 percent lower year-over-year primarily due to lower volume as a result of the state’s COVID-19 mitigation efforts including restrictions on tourism, partially offset by volume associated with the dry-docking of one of Pasha’s vessels. The westbound container market in the second quarter 2020 declined approximately 15 percent year-over-year. Since March of this year, the State of Hawaii implemented several orders to address the spread of COVID-19 on the islands. As a result, tourism to Hawaii has been near-zero and is expected to have a meaningfully negative impact on Hawaii’s economy in the near-term.

In China, the Company’s container volume in the second quarter 2020 was 68.1 percent higher year-over-year primarily due to volume from a supplemental “CLX+” service with vessel charter sailings added during the quarter in addition to higher volume on the CLX service. Matson continued to realize a rate premium in the second quarter 2020 and achieved average freight rates that were higher than in the year ago period. The Company expects the disruption and loss of capacity in the transpacific air cargo and ocean freight markets to provide opportunities for its differentiated, expedited

CLX service as well as its supplemental CLX+ chartered vessel service. Matson will continue to offer the CLX+ service through the peak season (end of October) and potentially longer as customers’ needs dictate.

In Guam, the Company’s container volume in the second quarter 2020 was 12.5 percent lower due to lower demand for retail-related goods as COVID-19 mitigation measures remained in effect. In the near-term, we expect the retail environment to modestly improve with businesses reopening, but the loss of tourism is expected to have a negative impact on the Guam economy.

In Alaska, the Company’s container volume for the second quarter 2020 decreased 9.0 percent year-over-year with lower northbound volume primarily due to lower demand for retail-related goods, as an effect of the state’s COVID-19 mitigation efforts, and one less sailing compared to the prior year period, and moderately lower southbound volume. Despite improved economic activity in the state during the latter half of the second quarter resulting from the gradual reopening of the local economy, the residual negative economic effects from the COVID-19 pandemic coupled with a low oil price environment is expected to have a meaningfully negative impact on Alaska’s economy in the near-term.

The contribution in the second quarter 2020 from the Company’s SSAT joint venture investment was $3.7 million, or $2.8 million higher than the second quarter 2019. The increase was primarily due to the absence of the additional expense related to the early adoption of the lease accounting standard in the second quarter of 2019, partially offset by lower lift volume.

Logistics: In the second quarter 2020, operating income for the Company’s Logistics segment was $8.9 million, or $2.4 million lower compared to the operating income achieved in the second quarter 2019. The decrease was due primarily to lower contributions from transportation brokerage and freight forwarding, both of which saw lower retail-related volumes as a result of COVID-19 mitigation efforts and related economic effects. In the near-term, we expect transportation brokerage and freight forwarding to continue to be negatively impacted by lower retail-related volumes as a result of the COVID-19 pandemic.

For the third quarter of 2020, the Company expects consolidated operating income, net income, diluted earnings per share and EBITDA to exceed the results achieved in the third quarter of 2019.

CONSOLIDATED RESULTS OF OPERATIONS

Consolidated Results - Three months ended June 30, 2020, compared with 2019:

	Three Months Ended June 30,
(Dollars in millions, except per share amounts)	2020	2019	Change
Operating revenue	$524.1	$557.9	$(33.8)	(6.1)%
Operating costs and expenses	(472.9)	(526.9)	54.0	(10.2)%
Operating income	51.2	31.0	20.2	65.2%
Interest expense	(8.2)	(6.1)	(2.1)	34.4%
Other income (expense), net	1.5	0.8	0.7	87.5%
Income before income taxes	44.5	25.7	18.8	73.2%
Income taxes	(11.7)	(7.3)	(4.4)	60.3%
Net income	$32.8	$18.4	$14.4	78.3%
Basic earnings per share	$0.76	$0.43	$0.33	76.7%
Diluted earnings per share	$0.76	$0.43	$0.33	76.7%

Changes in operating revenue, and operating costs and expenses are further described below in the Analysis of Operating Revenue and Income by Segment.

The increase in interest expense for the three months ended June 30, 2020, compared to the three months ended June 30, 2019, was due to a lower amount of capitalized interest associated with the new vessel construction.

Other income (expense) relates to the amortization of certain components of net periodic benefit costs or gains related to the Company’s pension and post-retirement plans, and interest received from income tax refunds. The increase in Other income (expense) was due to higher interest received from income tax refunds during the three months ended June 30, 2020.

Income tax expense was $11.7 million or 26.3 percent of income before income taxes for the three months ended June 30, 2020, compared to $7.3 million or 28.4 percent of income before income taxes for the three months ended June 30, 2019. The effective tax rate for the three months ended June 30, 2019 was higher primarily due to the timing of foreign taxes paid during that period.

Consolidated Results - Six months ended June 30, 2020, compared with 2019:

	Six Months Ended June 30,
(Dollars in millions, except per share amounts)	2020	2019	Change
Operating revenue	$1,038.0	$1,090.3	$(52.3)	(4.8)%
Operating costs and expenses	(973.8)	(1,041.8)	68.0	(6.5)%
Operating income	64.2	48.5	15.7	32.4%
Interest expense	(16.8)	(10.7)	(6.1)	57.0%
Other income (expense), net	2.1	1.4	0.7	50.0%
Income before income taxes	49.5	39.2	10.3	26.3%
Income taxes	(12.9)	(8.3)	(4.6)	55.4%
Net income	$36.6	$30.9	$5.7	18.4%
Basic earnings per share	$0.85	$0.72	$0.13	18.1%
Diluted earnings per share	$0.85	$0.72	$0.13	18.1%

Changes in operating revenue, and operating costs and expenses are further described below in the Analysis of Operating Revenue and Income by Segment.

The increase in interest expense for the six months ended June 30, 2020, compared to the six months ended June 30, 2019, was due to a lower amount of capitalized interest associated with the new vessel construction.

Other income (expense) relates to the amortization of certain components of net periodic benefit costs or gains related to the Company’s pension and post-retirement plans, and interest income received from income tax refunds. The increase in Other income (expense) was due to higher interest received from income tax refunds during the six months ended June 30, 2020.

Income tax expense was $12.9 million or 26.1 percent of income before income taxes for the six months ended June 30, 2020, compared to $8.3 million or 21.2 percent of income before income taxes for the three months ended June 30, 2019. In connection with the Tax Cuts and Jobs Act of 2017 (the “Tax Act”), the Company recorded a non-cash tax adjustment of $2.9 million that decreased income taxes for the six months ended June 30, 2019. Excluding the impact of this discrete tax adjustment, the adjusted effective tax rate would have been 28.6 percent for the six months ended June 30, 2019. The adjusted effective tax rate for the six months ended June 30, 2019 is higher than the effective tax rate for the six months ended June 30, 2020 due to discrete tax adjustments recorded during that period.

ANALYSIS OF OPERATING REVENUE AND INCOME BY SEGMENT

Ocean Transportation Operating Results - Three months ended June 30, 2020, compared with 2019:

	Three Months Ended June 30,
(Dollars in millions)	2020	2019	Change
Ocean Transportation revenue	$410.8	$415.4	$(4.6)	(1.1)%
Operating costs and expenses	(368.5)	(395.7)	27.2	(6.9)%
Operating income	$42.3	$19.7	$22.6	114.7%
Operating income margin	10.3%	4.7%

Volume (Forty-foot equivalent units (FEU), except for automobiles) (1)
Hawaii containers	36,200	37,700	(1,500)	(4.0)%
Hawaii automobiles	8,200	16,700	(8,500)	(50.9)%
Alaska containers	17,100	18,800	(1,700)	(9.0)%
China containers	27,400	16,300	11,100	68.1%
Guam containers	4,200	4,800	(600)	(12.5)%
Other containers (2)	3,900	4,800	(900)	(18.8)%

(1)	Approximate volumes included for the period are based on the voyage departure date, but revenue and operating income are adjusted to reflect the percentage of revenue and operating income earned during the reporting period for voyages in transit at the end of each reporting period.
(2)	Includes containers from services in various islands in Micronesia and the South Pacific, and Okinawa, Japan.

Ocean Transportation revenue decreased $4.6 million during the three months ended June 30, 2020, compared with the three months ended June 30, 2019. The decrease was primarily due to lower service revenue in Hawaii, Alaska and Guam and lower fuel-related surcharge revenue, partially offset by higher freight revenue in China including revenue associated with the CLX+ vessel charters.

On a year-over-year FEU basis, Hawaii container volume decreased 4.0 percent primarily due to lower volume as a result of the state’s COVID-19 mitigation efforts including restrictions on tourism, partially offset by volume associated with the dry-docking of one of Pasha’s vessels; Alaska volume decreased 9.0 percent with lower northbound volume, primarily due to lower demand for retail-related goods as an effect of the state’s COVID-19 mitigation efforts, and one less sailing compared to the prior year period, and moderately lower southbound volume; China volume was 68.1 percent higher primarily due to volume from the CLX+ vessel charters in addition to the regular CLX service; Guam volume was 12.5 percent lower due to lower demand for retail-related goods as COVID-19 mitigation measures remained in effect; and Other containers volume decreased 18.8 percent.

Ocean Transportation operating income increased $22.6 million, or 114.7 percent, during the three months ended June 30, 2020, compared with the three months ended June 30, 2019. The increase was primarily due to a higher contribution from the China service, including the contribution from the CLX+ vessel charters, lower vessel operating costs, including the impact of one less vessel operating in the Hawaii service, and the timing of fuel-related surcharge collections, partially offset by a lower contribution from the Hawaii service.

The Company’s SSAT terminal joint venture investment contributed $3.7 million during the three months ended June 30, 2020, compared to a contribution of $0.9 million during the three months ended June 30, 2019. The increase was primarily due to the absence of the additional expense related to the early adoption of the lease accounting standard in the second quarter of 2019, partially offset by lower lift volume.

Ocean Transportation Operating Results - Six months ended June 30, 2020, compared with 2019:

	Six Months Ended June 30,
(Dollars in millions)	2020	2019	Change
Ocean Transportation revenue	$811.7	$813.3	$(1.6)	(0.2)%
Operating costs and expenses	(761.5)	(784.2)	22.7	(2.9)%
Operating income	$50.2	$29.1	$21.1	72.5%
Operating income margin	6.2%	3.6%

Volume (Forty-foot equivalent units (FEU), except for automobiles) (1)
Hawaii containers	71,700	72,600	(900)	(1.2)%
Hawaii automobiles	21,500	33,700	(12,200)	(36.2)%
Alaska containers	35,300	35,200	100	0.3%
China containers	40,300	30,100	10,200	33.9%
Guam containers	9,100	9,900	(800)	(8.1)%
Other containers (2)	8,000	8,300	(300)	(3.6)%
(1)	Approximate volumes included for the period are based on the voyage departure date, but revenue and operating income are adjusted to reflect the percentage of revenue and operating income earned during the reporting period for voyages in transit at the end of each reporting period.
(2)	Includes containers from services in various islands in Micronesia and the South Pacific, and Okinawa, Japan.

Ocean Transportation revenue decreased $1.6 million, or 0.2 percent, during the six months ended June 30, 2020, compared with the six months ended June 30, 2019. The decrease was primarily due to lower service revenue in Hawaii, lower fuel-related surcharge revenue, and lower freight revenue in Guam, partially offset by higher freight revenue in China including revenue associated with the CLX+ vessel charters.

On a year-over-year FEU basis, Hawaii container volume decreased 1.2 percent primarily due to lower volume as a result of the state’s COVID-19 mitigation efforts including restrictions on tourism, partially offset by volume associated with the dry-docking of one of Pasha’s vessels; Alaska volume increased by 0.3 percent primarily due to volume associated with the dry-docking of a competitor’s vessel in the first quarter of 2020, partially offset by lower volume resulting from the COVID-19 pandemic and its related effects and one less northbound sailing compared to the prior year period; China volume was 33.9 percent higher primarily due to volume from the CLX+ vessel charters; Guam volume was 8.1 percent lower primarily due to lower demand for retail-related goods resulting from the COVID-19 pandemic and its related effects; and Other container volume decreased 3.6 percent.

Ocean Transportation operating income increased $21.1 million, or 72.5 percent, during the six months ended June 30, 2020, compared with the six months ended June 30, 2019. The increase was primarily due to a higher contribution from the China service, including the contribution from the CLX+ vessel charters, and lower vessel operating costs, including the impact of one less vessel operating in the Hawaii service, partially offset by a lower contribution from the Hawaii service.

The Company’s SSAT terminal joint venture investment contributed $7.7 million during the six months ended June 30, 2020, compared to a contribution of $9.4 million during the six months ended June 30, 2019. The decrease was largely attributable to lower lift volume.

Logistics Operating Results: Three months ended June 30, 2020, compared with 2019:

	Three Months Ended June 30,
(Dollars in millions)	2020	2019	Change
Logistics revenue	$113.3	$142.5	$(29.2)	(20.5)%
Operating costs and expenses	(104.4)	(131.2)	26.8	(20.4)%
Operating income	$8.9	$11.3	$(2.4)	(21.2)%
Operating income margin	7.9%	7.9%

Logistics revenue decreased $29.2 million, or 20.5 percent, during the three months ended June 30, 2020, compared with the three months ended June 30, 2019. The decrease was primarily due to lower revenue in transportation brokerage and, to a lesser extent, freight forwarding, both of which saw lower retail-related volumes as a result of COVID-19 mitigation efforts and related economic effects.

Logistics operating income decreased $2.4 million, or 21.2 percent, for the three months ended June 30, 2020, compared with the three months ended June 30, 2019. The decrease was due primarily to lower contributions from transportation brokerage and freight forwarding, both of which saw lower retail-related volumes as a result of COVID-19 mitigation efforts and related economic effects.

Logistics Operating Results: Six months ended June 30, 2020, compared with 2019:

	Six Months Ended June 30,
(Dollars in millions)	2020	2019	Change
Logistics revenue	$226.3	$277.0	$(50.7)	(18.3)%
Operating costs and expenses	(212.3)	(257.6)	45.3	(17.6)%
Operating income	$14.0	$19.4	$(5.4)	(27.8)%
Operating income margin	6.2%	7.0%

Logistics revenue decreased $50.7 million, or 18.3 percent, during the six months ended June 30, 2020, compared with the six months ended June 30, 2019. The decrease was primarily due to lower revenue in transportation brokerage, and to a lesser extent, freight forwarding as a result of the COVID-19 pandemic.

Logistics operating income decreased $5.4 million, or 27.8 percent, for the six months ended June 30, 2020, compared with the six months ended June 30, 2019. The decrease was due primarily to lower contributions from transportation brokerage and freight forwarding as a result of the COVID-19 pandemic.

LIQUIDITY AND CAPITAL RESOURCES

Sources of Liquidity: Sources of liquidity available to the Company as of June 30, 2020, compared to December 31, 2019 were as follows:

	June 30,	December 31,
(In millions)	2020	2019	Change
Cash and cash equivalents	$19.5	$21.2	$(1.7)
Restricted cash	$3.0	$7.2	$(4.2)
Accounts receivable, net (1)	$215.2	$205.9	$9.3
(1)	As of June 30, 2020 and December 31, 2019, $1.7 million and $1.7 million, respectively, of eligible accounts receivable were assigned to the CCF (see Note 2 of the Condensed Consolidated Financial Statements).

Cash, Cash Equivalents and Restricted Cash: Significant changes in the Company’s cash, cash equivalents and restricted cash for the six months ended June 30, 2020, compared to the six months ended June 30, 2019 are as follows:

	Six Months Ended June 30,
(In millions)	2020	2019	Change
Net cash provided by operating activities (1)	$140.6	$108.2	$32.4
Net cash used in investing activities (2)	(35.1)	(66.8)	31.7
Net cash used in financing activities (3)	(111.4)	(33.2)	(78.2)
Net decrease in cash, cash equivalents and restricted cash	(5.9)	8.2	(14.1)
Cash, cash equivalents and restricted cash, beginning of the period	28.4	24.5	3.9
Cash, cash equivalents and restricted cash, end of the period	$22.5	$32.7	$(10.2)

(1) Change in net cash provided by operating activities:

Changes in net cash provided by operating activities for the six months ended June 30, 2020, compared to the six months ended June 30, 2019, were due to the following:

(In millions)	Change
Net income from operations	$5.7
Non-cash deferred income taxes	1.5
Amortization of operating lease right of use assets	2.1
Other non-cash related changes, net	10.1
Operating lease liabilities	(2.7)
Deferred dry-docking payments	(0.7)
Accounts receivable, net	(20.1)
Prepaid expenses and other assets	(0.3)
Accounts payable, accruals and other liabilities	43.6
Deferred dry-docking amortization	(5.4)
Other long-term liabilities	(1.4)
Total	$32.4

Changes in accounts receivable were primarily due to the timing of collections associated with those receivables. Changes in accounts payable, accruals and other liabilities were primarily due to the timing of payments associated with those liabilities.

(2) Change in net cash used in investing activities:

Changes in net cash used in investing activities for the six months ended June 30, 2020, compared to the six months ended June 30, 2019, were due to the following:

(In millions)	Change
Capitalized vessel construction expenditures	$14.1
Cash deposits into CCF	(70.7)
Withdrawals from CCF	70.7
Other capital expenditures	4.4
Proceeds from disposal of property and equipment, net	13.2
Total	$31.7

Capitalized vessel construction expenditures (including capitalized interest) were $16.5 million for the six months ended June 30, 2020, compared to $30.6 million for the six months ended June 30, 2019. Capitalized vessel construction expenditures relate to progress payments for the construction of new vessels, capitalized interest and owner’s items. Changes in cash deposits into CCF and withdrawals from CCF primarily relate to the timing of when deposits are made into the CCF, and when the subsequent withdrawals are made out of the CCF for the purposes of vessel construction progress payments. Other capital expenditures payments were $34.0 million for the six months ended June 30, 2020, compared to $38.4 million for the six months ended June 30, 2019. The decrease in other capital expenditures is primarily due to the timing of certain capital project activities incurred during 2020 as compared to 2019. The increase in proceeds from disposal of property and equipment is primarily due to the sale and leaseback of chassis and container equipment for net proceeds of $14.3 million during the six months ended June 30, 2020. There were no sale and leaseback transactions during the six months ended June 30, 2019.

(3) Change in net cash used in financing activities:

Changes in net cash used in financing activities for the six months ended June 30, 2020, compared to the six months ended June 30, 2019, were due to the following:

(In millions)	Change
Proceeds received from issuance of fixed interest debt	$325.5
Repayments of fixed interest debt	(181.0)
Borrowings under revolving credit facility, net	(201.1)
Payment of financing costs	(18.5)
Dividends paid	(0.9)
Change in other payments, net	(2.2)
Total	$(78.2)

During the six months ended June 30, 2020, the Company received $325.5 million of proceeds from two new Title XI debt issuances, and paid $23.3 million in scheduled fixed debt payments and redeemed debt at par of $169.5 million, compared to $11.8 million during the six months ended June 30, 2019. During the six months ended June 30, 2020, the Company decreased net borrowings under the revolving credit facility by $201.1 million, compared to no change in net borrowings under the revolving credit facility during the six months ended June 30, 2019. During the six months ended June 30, 2020, the Company paid $18.5 million in financing costs related to the amendment of its revolving credit facility, private placement term loans and Title XI debt. No financing costs were paid during the six months ended June 30, 2019. During the six months ended June 30, 2020, the Company paid $19.1 million in dividends, compared to $18.2 million during the six months ended June 30, 2019. The increase in dividend payments resulted from an increase in dividends declared per share of common stock by the Company.

Debt: Total Debt as of June 30, 2020 and December 31, 2019 is as follows:

	June 30,	December 31,
(In millions)	2020	2019	Change
Revolving credit facility	$178.0	$379.1	$(201.1)
Fixed interest debt	712.0	579.3	132.7
Total Debt	$890.0	$958.4	$(68.4)

Total Debt decreased by $68.4 million during the six months ended June 30, 2020. The decrease in the Company’s revolving credit facility was primarily due to the proceeds from issuance of new fixed interest debt and lower capital expenditure. The increase in fixed interest debt was due to the issuance of new Title XI debt partially offset by the repayment of private placement term loans during the six months ended June 30, 2020.

As of June 30, 2020, the Company had $433.2 million of remaining borrowing availability under the revolving credit facility, with a maturity date of June 29, 2022. The Company’s debt is described in Note 6 of Part I, Item 1 above.

Working Capital: The Company had a working capital deficiency of $176.0 million and $147.1 million at June 30, 2020 and December 31, 2019, respectively. The increase in working capital deficiency at June 30, 2020 is partially due to the timing of billings and collections associated with accounts receivable and other assets, and the timing of payments associated with accounts payable, accruals and other liabilities.

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

OTHER MATTERS

The Company’s second quarter 2020 cash dividend of $0.22 per share was paid on June 4, 2020. On June 25, 2020, the Company’s Board of Directors declared a cash dividend of $0.23 per share payable on September 3, 2020.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures.

The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this report. Based on such evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that, as of June 30, 2020, the Company’s disclosure controls and procedures are effective.

Changes in Internal Control Over Financial Reporting.

There were no changes in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the three months ended June 30, 2020, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

ITEM 1A. RISK FACTORS

There were no material changes to the Company’s risk factors that are described in Part II, Item 1A, “Risk Factors” of the Company’s Quarterly Report on From 10-Q for the period ended March 31, 2020.

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

10.2

Note Purchase Agreement dated as of April 27, 2020 among Matson Navigation Company, Inc., the United States of America, represented by the Maritime Administrator of the Maritime Administration and the Federal Financing Bank (incorporated by reference to Exhibit 10.2 of Matson’s Form 8-K dated April 30, 2020).

10.3	Affiliate Guaranty dated as of April 27, 2020 executed by Matson, Inc. (incorporated by reference to Exhibit 10.3 of Matson’s Form 8-K dated April 30, 2020).

10.4

Amendment No. 1 dated June 22, 2020, to Consolidated Agreement, Contract No. MA-14454 dated as of April 27, 2020 among Matson Navigation Company, Inc., the United States of America, represented by the Maritime Administrator of the Maritime Administration and, with respect to certain provisions, Matson, Inc. (incorporated by reference to Exhibit 10.1 of Matson’s Form 8-K dated June 25, 2020).

10.5

Note Purchase Agreement dated as of June 22, 2020 among Matson Navigation Company, Inc., the United States of America, represented by the Maritime Administrator of the Maritime Administration and the Federal Financing Bank (incorporated by reference to Exhibit 10.2 of Matson’s Form 8-K dated June 25, 2020).

10.6

Amendment dated June 22, 2020 to Affiliate Guaranty dated as of April 27, 2020 executed by Matson, Inc. and consented to by MARAD (incorporated by reference to Exhibit 10.3 of Matson’s Form 8-K dated June 25, 2020).

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934.

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350.

101.INS	XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted in Inline XBRL and included as Exhibit 101).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MATSON, INC.
(Registrant)

Date: August 5, 2020	/s/ Joel M. Wine
Joel M. Wine
Senior Vice President and
Chief Financial Officer

Date: August 5, 2020	/s/ Kevin L. Stuck
Kevin L. Stuck
Vice President and Controller
(principal accounting officer)