Form 10-Q
period 2020-09-30
Matson, Inc.
filed 2020-11-02
CIK 3453

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2020

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

Number of shares of common stock outstanding as of September 30, 2020: 43,078,715

MATSON, INC. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

MATSON, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Income and Comprehensive Income

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In millions, except per share amounts)	2020	2019	2020	2019
Operating Revenue:
Ocean Transportation	$498.3	$437.2	$1,310.0	$1,250.5
Logistics	146.9	134.9	373.2	411.9
Total Operating Revenue	645.2	572.1	1,683.2	1,662.4

Costs and Expenses:
Operating costs	(495.8)	(472.6)	(1,370.4)	(1,412.5)
Income from SSAT	7.7	8.4	15.4	17.8
Selling, general and administrative	(58.7)	(52.7)	(165.6)	(164.0)
Total Costs and Expenses	(546.8)	(516.9)	(1,520.6)	(1,558.7)

Operating Income	98.4	55.2	162.6	103.7
Interest expense	(5.7)	(6.2)	(22.5)	(16.9)
Other income (expense), net	2.4	(0.5)	4.5	0.9
Income before Income Taxes	95.1	48.5	144.6	87.7
Income taxes	(24.2)	(12.3)	(37.1)	(20.6)
Net Income	$70.9	$36.2	$107.5	$67.1

Other Comprehensive Income (Loss), Net of Income Taxes:
Net Income	$70.9	$36.2	$107.5	$67.1
Other Comprehensive Income (Loss):
Amortization of prior service cost	(1.2)	(1.0)	(3.5)	(3.3)
Amortization of net loss	0.5	1.2	3.1	3.0
Other adjustments	0.2	(0.7)	(0.6)	(0.9)
Total Other Comprehensive Income (Loss)	(0.5)	(0.5)	(1.0)	(1.2)
Comprehensive Income	$70.4	$35.7	$106.5	$65.9

Basic Earnings Per Share	$1.65	$0.84	$2.50	$1.57
Diluted Earnings Per Share	$1.63	$0.84	$2.48	$1.55

Weighted Average Number of Shares Outstanding:
Basic	43.1	42.9	43.0	42.8
Diluted	43.5	43.3	43.4	43.2

See Notes to Condensed Consolidated Financial Statements.

MATSON, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(Unaudited)

	September 30,	December 31,
(In millions)	2020	2019
ASSETS
Current Assets:
Cash and cash equivalents	$12.7	$21.2
Accounts receivable, net of allowance for credit loss of $5.9 million and $4.3 million, respectively	234.3	205.9
Prepaid expenses and other assets	42.6	62.5
Total current assets	289.6	289.6
Long-term Assets:
Investment in SSAT	55.2	76.2
Property and equipment, net	1,614.6	1,598.1
Operating lease right of use assets	244.3	256.1
Goodwill	327.8	327.8
Intangible assets, net	194.7	202.9
Deferred dry-docking costs, net	49.9	56.9
Other long-term assets	30.6	37.8
Total long-term assets	2,517.1	2,555.8
Total Assets	$2,806.7	$2,845.4

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Current portion of debt	$53.4	$48.4
Accounts payable and accruals	245.4	235.7
Operating lease liabilities	63.9	66.6
Other liabilities	90.9	86.0
Total current liabilities	453.6	436.7
Long-term Liabilities:
Long-term debt, net of deferred loan fees	754.5	910.0
Long-term operating lease liabilities	188.3	198.0
Deferred income taxes	370.9	337.6
Other long-term liabilities	147.6	157.4
Total long-term liabilities	1,461.3	1,603.0
Commitments and Contingencies
Shareholders’ Equity:
Common stock	32.3	32.2
Additional paid in capital	312.6	306.2
Accumulated other comprehensive loss, net	(37.9)	(36.9)
Retained earnings	584.8	504.2
Total shareholders’ equity	891.8	805.7
Total Liabilities and Shareholders’ Equity	$2,806.7	$2,845.4

See Notes to Condensed Consolidated Financial Statements.

MATSON, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Nine Months Ended September 30,
(In millions)	2020	2019
Cash Flows From Operating Activities:
Net income	$107.5	$67.1
Reconciling adjustments:
Depreciation and amortization	84.5	73.4
Amortization of operating lease right of use assets	53.1	52.3
Deferred income taxes	33.5	21.9
Share-based compensation expense	12.0	8.7
Income from SSAT	(15.4)	(17.8)
Distribution from SSAT	37.9	14.7
Other	0.5	(1.5)
Changes in assets and liabilities:
Accounts receivable, net	(28.9)	(0.2)
Deferred dry-docking payments	(11.1)	(17.9)
Deferred dry-docking amortization	17.8	25.9
Prepaid expenses and other assets	19.6	25.3
Accounts payable, accruals and other liabilities	24.0	(11.7)
Operating lease liabilities	(53.7)	(51.7)
Other long-term liabilities	(10.5)	(8.1)
Net cash provided by operating activities	270.8	180.4

Cash Flows From Investing Activities:
Capitalized vessel construction expenditures	(57.8)	(108.7)
Other capital expenditures	(53.5)	(62.7)
Proceeds from disposal of property and equipment	15.7	3.1
Cash deposits into Capital Construction Fund	(97.1)	(68.2)
Withdrawals from Capital Construction Fund	97.1	68.2
Net cash used in investing activities	(95.6)	(168.3)

Cash Flows From Financing Activities:
Proceeds from issuance of debt	325.5	—
Repayments of debt	(204.2)	(28.4)
Proceeds from revolving credit facility	547.4	383.3
Repayments of revolving credit facility	(803.5)	(328.3)
Payment of financing costs	(18.5)	—
Proceeds from issuance of capital stock	0.1	0.1
Dividends paid	(29.1)	(27.7)
Tax withholding related to net share settlements of restricted stock units	(5.6)	(3.3)
Net cash used in financing activities	(187.9)	(4.3)

Net (Decrease) Increase in Cash, Cash Equivalents and Restricted Cash	(12.7)	7.8
Cash, Cash Equivalents and Restricted Cash, Beginning of the Period	28.4	24.5
Cash, Cash Equivalents and Restricted Cash, End of the Period	$15.7	$32.3

Reconciliation of Cash, Cash Equivalents and Restricted Cash, End of the Period:
Cash and Cash Equivalents	$12.7	$23.6
Restricted Cash	3.0	8.7
Total Cash, Cash Equivalents and Restricted Cash, End of the Period	$15.7	$32.3

Supplemental Cash Flow Information:
Interest paid, net of capitalized interest	$22.4	$16.8
Income tax (refunds) and payments, net	$(18.0)	$(25.7)

Non-cash Information:
Capital expenditures included in accounts payable, accruals and other liabilities	$5.9	$9.8

See Notes to Condensed Consolidated Financial Statements.

MATSON, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Shareholders’ Equity

(Unaudited)

				Accumulated
	Common Stock		Additional	Other
		Stated	Paid In	Comprehensive	Retained
(In millions, except per share amounts)	Shares	Value	Capital	Income (Loss)	Earnings	Total
Balance at December 31, 2019	42.9	$32.2	$306.2	$(36.9)	$504.2	$805.7
Net income	—	—	—	—	3.8	3.8
Other comprehensive loss, net of tax	—	—	—	(0.6)	—	(0.6)
Share-based compensation	—	—	3.1	—	—	3.1
Shares issued, net of shares withheld for employee taxes	0.1	0.1	(4.6)	—	—	(4.5)
Equity interest in SSAT	—	—	—	—	2.2	2.2
Dividends ($0.22 per share)	—	—	—	—	(9.5)	(9.5)
Balance at March 31, 2020	43.0	32.3	304.7	(37.5)	500.7	800.2
Net income	—	—	—	—	32.8	32.8
Other comprehensive income, net of tax	—	—	—	0.1	—	0.1
Share-based compensation	—	—	3.0	—	—	3.0
Shares issued, net of shares withheld for employee taxes	0.1	—	(1.0)	—	—	(1.0)
Dividends ($0.22 per share and $0.23 per share)	—	—	—	—	(19.6)	(19.6)
Balance at June 30, 2020	43.1	32.3	306.7	(37.4)	513.9	815.5
Net income	—	—	—	—	70.9	70.9
Other comprehensive loss, net of tax	—	—	—	(0.5)	—	(0.5)
Share-based compensation	—	—	6.0	—	—	6.0
Shares issued, net of shares withheld for employee taxes	—	—	(0.1)	—	—	(0.1)
Balance at September 30, 2020	43.1	$32.3	$312.6	$(37.9)	$584.8	$891.8

				Accumulated
	Common Stock		Additional	Other
		Stated	Paid In	Comprehensive	Retained
(In millions, except per share amounts)	Shares	Value	Capital	Income (Loss)	Earnings	Total
Balance at December 31, 2018	42.7	$32.0	$297.8	$(34.5)	$460.0	$755.3
Adoption of new lease accounting standard	—	—	—	—	4.4	4.4
Net income	—	—	—	—	12.5	12.5
Other comprehensive loss, net of tax	—	—	—	(0.2)	—	(0.2)
Share-based compensation	—	—	3.2	—	—	3.2
Shares issued, net of shares withheld for employee taxes	0.1	0.1	(3.2)	—	—	(3.1)
Dividends ($0.21 per share)	—	—	—	—	(9.1)	(9.1)
Balance at March 31, 2019	42.8	32.1	297.8	(34.7)	467.8	763.0
Net income	—	—	—	—	18.4	18.4
Other comprehensive loss, net of tax	—	—	—	(0.5)	—	(0.5)
Share-based compensation	—	—	3.0	—	—	3.0
Shares issued, net of shares withheld for employee taxes	0.1	—	(0.1)	—	—	(0.1)
Dividends ($0.21 per share and $0.22 per share)	—	—	—	—	(18.6)	(18.6)
Balance at June 30, 2019	42.9	32.1	300.7	(35.2)	467.6	765.2
Net income	—	—	—	—	36.2	36.2
Other comprehensive loss, net of tax	—	—	—	(0.5)	—	(0.5)
Share-based compensation	—	—	2.5	—	—	2.5
Shares issued, net of shares withheld for employee taxes	—	0.1	—	—	—	0.1
Dividends	—	—	—	—	(0.2)	(0.2)
SSAT̕s adoption of new lease accounting standard	—	—	—	—	(5.6)	(5.6)
Balance at September 30, 2019	42.9	$32.2	$303.2	$(35.7)	$498.0	$797.7

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

Ocean Transportation: Matson’s Ocean Transportation business is conducted through Matson Navigation Company, Inc. (“MatNav”), a wholly-owned subsidiary of Matson, Inc. Founded in 1882, MatNav provides a vital lifeline of ocean freight transportation services to the domestic non-contiguous economies of Hawaii, Alaska and Guam, and to other island economies in Micronesia. MatNav also operates two premium, expedited services from China to Long Beach, California, provides service to Okinawa, Japan and various islands in the South Pacific, and operates an international export service from Dutch Harbor to Asia. In addition, subsidiaries of MatNav provide container stevedoring, refrigerated cargo services, inland transportation and other terminal services for MatNav and other ocean carriers on the Hawaiian islands of Oahu, Hawaii, Maui and Kauai, and in the Alaska locations of Anchorage, Kodiak and Dutch Harbor.

Matson has a 35 percent ownership interest in SSA Terminals, LLC, a joint venture between Matson Ventures, Inc., a wholly-owned subsidiary of MatNav, and SSA Ventures, Inc., a subsidiary of Carrix, Inc. (“SSAT”). SSAT provides terminal and stevedoring services to various carriers at seven terminal facilities on the U.S. West Coast, including three facilities dedicated for MatNav’s use. Matson records its share of income from SSAT in Costs and Expenses in the Condensed Consolidated Statements of Income and Comprehensive Income, and within the Ocean Transportation segment due to the nature of SSAT’s operations.

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

Fiscal Period: The period end for Matson covered by this report is September 30, 2020. The period end for MatNav and its subsidiaries covered by this report occurred on the last Friday in September, or September 25, 2020.

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

Recognition of Revenues and Related Expenses: Revenue in the Company’s Condensed Consolidated Financial Statements is presented net of elimination of intercompany transactions. The following is a description of the Company’s principal revenue generating activities by segment, and the Company’s revenue recognition policy for each activity for the periods presented:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
Ocean Transportation (in millions) (1)	2020	2019	2020	2019
Ocean Transportation services	$490.8	$424.1	$1,284.5	$1,218.6
Terminal and other related services	5.1	8.3	15.5	19.8
Fuel sales	1.3	3.3	6.0	7.9
Vessel management and related services	1.1	1.5	4.0	4.2
Total	$498.3	$437.2	$1,310.0	$1,250.5
(1)	Ocean Transportation revenue transactions are primarily denominated in U.S. dollars except for less than 3 percent of Ocean Transportation revenues and fuel sales revenue categories which are denominated in foreign currencies.

◾	Ocean Transportation services revenue is recognized ratably over the duration of a voyage based on the relative transit time completed in each reporting period. Vessel operating costs and other ocean transportation operating costs, such as terminal operating overhead and general and administrative expenses, are charged to operating costs as incurred.
◾	Terminal and other related services revenue is recognized as the services are performed. Related costs are recognized as incurred.
◾	Fuel sales revenue and related costs are recognized when the Company has completed delivery of the product to the customer in accordance with the terms and conditions of the contract.
◾	Vessel management and related services revenue is recognized in proportion to the services completed. Related costs are recognized as incurred.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
Logistics (in millions) (1)	2020	2019 (2)	2020	2019 (2)
Transportation Brokerage and Freight Forwarding services	$133.0	$123.5	$337.0	$378.5
Warehouse and distribution services	9.5	8.5	25.9	25.2
Supply chain management and other services	4.4	2.9	10.3	8.2
Total	$146.9	$134.9	$373.2	$411.9
(1)	Logistics revenue transactions are primarily denominated in U.S. dollars except for less than 3 percent of transportation brokerage and freight forwarding services revenue, and supply chain management and other services revenue categories which are denominated in foreign currencies.
(2)	The Company has reclassified $3.9 million and $10.0 million from transportation brokerage and freight forwarding services to warehouse and distribution services for the three and nine months ended September 30, 2019, respectively, to be consistent with its current period presentation. There was no change in total Logistics revenue for the three and nine months ended September 30, 2019.

◾	Transportation Brokerage and Freight Forwarding services revenue consists of amounts billed to customers for services provided. The primary costs include third-party purchased transportation services, labor and equipment. Revenue and the related purchased third-party transportation costs are recognized over the duration of a delivery based upon the relative transit time completed in each reporting period. Labor and other operating costs are expensed as incurred. The Company reports revenue on a gross basis as the Company serves as the principal in these transactions because it is responsible for fulfilling the contractual arrangements with the customer and has latitude in establishing prices.
◾	Warehousing and distribution services revenue consist of amounts billed to customers for storage, handling, and value-added packaging of customer merchandise. Storage revenue is recognized in the month the service is provided to the customer. Storage related costs are recognized as incurred. Other warehousing and distribution services revenue and related costs are recognized in proportion to the services performed.
◾	Supply chain management and other services revenue, and related costs are recognized in proportion to the services performed.

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

Capital Construction Fund: The Company’s Capital Construction Fund (“CCF”) is described in Note 7 to the Consolidated Financial Statements included in Part II, Item 8 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2019. As of September 30, 2020 and December 31, 2019, $1.7 million of eligible accounts receivable was assigned to the CCF. Due to the nature of the assignment of eligible accounts receivable into the CCF, such assigned amounts are classified as part of accounts receivable in the Condensed Consolidated Balance Sheets. Cash on deposit in the CCF is held in a money market account and classified as a long-term asset in the Company’s Condensed Consolidated Balance Sheets, as the Company intends to use qualified cash withdrawals to fund long-term investment in the construction of new vessels. During the nine months ended September 30, 2020, the Company deposited $97.1 million into the CCF, and made qualifying cash withdrawals of $97.1 million from the CCF, respectively. The Company made no qualifying cash deposits or withdrawals during the three months ended September 30, 2020. The balance of cash on deposit at September 30, 2020 and December 31, 2019 was nominal.

Investment in SSAT: Condensed income statement information for SSAT for the three and nine months ended September 30, 2020 and 2019 consisted of the following:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In millions)	2020	2019	2020	2019
Operating revenue	$273.9	$288.7	$796.1	$825.6
Operating costs and expenses	(243.1)	(262.6)	(738.4)	(771.8)
Operating income	30.8	26.1	57.7	53.8
Net Income (1)	$26.2	$23.3	$51.5	$50.1
Company Share of SSAT’s Net Income (2)	$7.7	$8.4	$15.4	$17.8
(1)	Includes earnings from equity method investments held by SSAT less earnings allocated to non-controlling interests.
(2)	The Company records its share of net income from SSAT in costs and expenses in the Condensed Consolidated Statement of Income and Comprehensive Income due to the nature of SSAT’s operations.

The Company’s investment in SSAT was $55.2 million and $76.2 million at September 30, 2020 and December 31, 2019, respectively. During the nine months ended September 30, 2020, the Company recorded an increase of $2.2 million in its investment in SSAT and a corresponding increase in retained earnings related to the formation of a new subsidiary of SSAT, whose controlling interest is retained by SSAT.

Deferred Loan Fees: The Company records deferred loan fees, excluding those related to the revolving credit facility, as a reduction to Total Debt in the Company’s Condensed Consolidated Balance Sheets in accordance with Accounting Standards Update (“ASU”) 2015-03, Interest-Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs. These costs are being amortized over the life of the related debt using the effective interest method (see Note 6).

Deferred loan fees related to the Company’s revolving credit facility are recorded in other long-term assets in the Company’s Condensed Consolidated Balance Sheets. These deferred loan fees are being amortized using the straight-line method as the difference between that and the use of the effective interest method is not material. These deferred loan fees were $2.5 million and $1.3 million at September 30, 2020 and December 31, 2019, respectively.

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

Dividends: The Company’s third quarter 2020 cash dividend of $0.23 per share was paid on September 3, 2020. On October 29, 2020, the Company’s Board of Directors declared a cash dividend of $0.23 per share payable on December 3, 2020.

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

The Company adopted ASU 2016-13 effective January 1, 2020 using the modified retrospective approach. Upon adoption, the Company included an evaluation of expected future credit losses as part of its estimate for determining the allowance for doubtful accounts. The impact of this change was not material to the Company’s allowance for doubtful accounts receivable in the Condensed Consolidated Financial Statements. The Company will continue to monitor the impact of COVID-19 pandemic on expected future credit losses. The Company’s accounting policy related to allowance for doubtful accounts receivable is described above.

Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That is a Service Contract (“ASU 2018-15”): In August 2018, FASB issued ASU 2018-15 which aligns the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing costs incurred to develop or obtain internal-use software. The Company adopted ASU 2018-15 on a prospective basis effective January 1, 2020. During the nine months ended September 30, 2020, the Company capitalized costs of $1.9 million related to cloud computing arrangements and which were included in other long-term assets on the Company’s Condensed Consolidated Balance Sheets as of September 30, 2020.

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

The Company’s Ocean Transportation segment provides ocean transportation services to the Logistics segment, and the Logistics segment provides logistics services to the Ocean Transportation segment in certain transactions. Accordingly, inter-segment revenue of $40.2 million and $28.2 million for the three months ended September 30, 2020 and 2019, and $83.8 million and $75.3 million for the nine months ended September 30, 2020 and 2019, respectively, have been eliminated from operating revenues in the table below.

Reportable segment financial information for the three and nine months ended September 30, 2020 and 2019 are as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In millions)	2020	2019	2020	2019
Operating Revenue:
Ocean Transportation (1)	$498.3	$437.2	$1,310.0	$1,250.5
Logistics (2)	146.9	134.9	373.2	411.9
Total Operating Revenue	$645.2	$572.1	$1,683.2	$1,662.4
Operating Income:
Ocean Transportation (3)	$86.5	$43.9	$136.7	$73.0
Logistics	11.9	11.3	25.9	30.7
Total Operating Income	98.4	55.2	162.6	103.7
Interest expense, net	(5.7)	(6.2)	(22.5)	(16.9)
Other income (expense), net	2.4	(0.5)	4.5	0.9
Income before Income Taxes	95.1	48.5	144.6	87.7
Income taxes	(24.2)	(12.3)	(37.1)	(20.6)
Net Income	$70.9	$36.2	$107.5	$67.1
(1)	Ocean Transportation operating revenue excludes inter-segment revenue of $22.4 million and $14.0 million for the three months ended September 30, 2020 and 2019, and $43.7 million and $39.2 million for the nine months ended September 30, 2020 and 2019, respectively.
(2)	Logistics operating revenue excludes inter-segment revenue of $17.8 million and $14.2 million for the three months ended September 30, 2020 and 2019, and $40.1 million and $36.1 million for the nine months ended September 30, 2020 and 2019, respectively.
(3)	Ocean Transportation segment information includes $7.7 million and $8.4 million of equity in income from the Company’s equity investment in SSAT for the three months ended September 30, 2020 and 2019, and $15.4 million and $17.8 million for the nine months ended September 30, 2020 and 2019, respectively.

4.          PROPERTY AND EQUIPMENT

Property and equipment as of September 30, 2020 and December 31, 2019 consisted of the following:

	September 30,	December 31,
(In millions)	2020	2019
Cost:
Vessels	$1,914.1	$1,653.5
Containers and equipment	532.8	544.5
Terminal facilities and other property	117.2	114.4
Vessel construction in progress	230.4	488.9
Other construction in progress	17.2	35.4
Total Property and Equipment	2,811.7	2,836.7
Less: Accumulated Depreciation	(1,197.1)	(1,238.6)
Total Property and Equipment, net	$1,614.6	$1,598.1

Vessel construction in progress relates to progress payments for the construction of new vessels, capitalized owner’s items and capitalized interest. During the nine months ended September 30, 2020, the newly constructed vessel Lurline was placed into service resulting in $308.2 million, including $16.5 million of capitalized interest, being transferred from the Vessel construction in progress category to the Vessels category within Property and Equipment. Capitalized interest included in Vessel construction in progress was $11.0 million and $22.0 million at September 30, 2020 and December 31, 2019, respectively.

5.          GOODWILL AND INTANGIBLES

Goodwill by segment as of September 30, 2020 and December 31, 2019 consisted of the following:

	Ocean
(In millions)	Transportation	Logistics	Total
Goodwill	$222.6	$105.2	$327.8

Intangible assets as of September 30, 2020 and December 31, 2019 consisted of the following:

	September 30,	December 31,
(In millions)	2020	2019
Customer Relationships:
Ocean Transportation	$140.6	$140.6
Logistics	90.1	90.1
Total	230.7	230.7
Less: Accumulated Amortization	(63.3)	(55.1)
Total Customer Relationships, net	167.4	175.6
Trade name – Logistics	27.3	27.3
Total Intangible Assets, net	$194.7	$202.9

The Company evaluates its goodwill and intangible assets for possible impairment in the fourth quarter, or whenever events or changes in circumstances indicate that it is more likely than not that the fair value is less than its carrying amount. The Company has reporting units within the Ocean Transportation and Logistics reportable segments. The Company considered the deterioration in general economic and market conditions due to the COVID-19 pandemic and its impact on the performance of each of the Company’s reporting units. Based on the Company’s assessment of its market capitalization, future forecasts and the amount of excess of fair value over the carrying value of the reporting units in the 2019 annual impairment tests, the Company concluded that an impairment triggering event did not occur during the quarter ended September 30, 2020.

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

6.          DEBT

As of September 30, 2020 and December 31, 2019, the Company’s debt consisted of the following:

	September 30,	December 31,
(In millions)	2020	2019
Private Placement Term Loans:
5.79%, payable through 2020	$—	$3.5
3.66%, payable through 2023	27.4	31.9
4.16%, payable through 2027	36.7	39.3
3.37%, payable through 2027	75.0	75.0
3.14%, payable through 2031	169.6	188.0
4.31%, payable through 2032	29.0	30.3
4.35%, payable through 2044	—	100.0
3.92%, payable through 2045	—	69.5
Title XI Debt:
5.34%, payable through 2028	17.6	19.8
5.27%, payable through 2029	19.8	22.0
1.22%, payable through 2043	185.9	—
1.35%, payable through 2044	139.6	—
Revolving credit facility, maturity date of June 29, 2022	123.0	379.1
Total Debt	823.6	958.4
Less: Current portion	(53.4)	(48.4)
Total Long-term Debt	770.2	910.0
Less: Deferred loan fees	(15.7)	—
Total Long-term Debt, net of deferred loan fees	$754.5	$910.0

The Company’s debt is described in Note 6 to the Condensed Consolidated Financial Statements included in the Company’s Quarterly Report on Form 10-Q for the three months ended March 31, 2020 and in the Company’s Quarterly Report on Form 10-Q for the three months ended June 30, 2020.

Revolving Credit Facility: As of September 30, 2020, the Company had $518.9 million of remaining borrowing availability under the revolving credit facility. The Company used $8.1 million of the sublimit for letters of credit outstanding as of September 30, 2020. Based on the Company’s consolidated net leverage ratio, which stipulates borrowing margins, the interest rate applicable to revolving credit facility was approximately 3.25 percent at September 30, 2020. Borrowings under the revolving credit facility are classified as long-term debt in the Condensed Consolidated Balance Sheets, as principal payments are not required until the maturity date of June 29, 2022.

Debt Security and Guarantees: All of the debt of the Company and MatNav, including related guarantees, as of September 30, 2020 was unsecured, except for the Title XI debt.

Debt Maturities: As of September 30, 2020, debt maturities during the next five years and thereafter are as follows:

As of
Year (in millions)	September 30, 2020
Remainder of 2020	$12.3
2021	59.2
2022	188.0
2023	60.4
2024	51.7
Thereafter	452.0
Total Debt	$823.6

Deferred Loan Fees: Deferred loan fees are recorded as a reduction of Total Debt in the Condensed Consolidated Balance Sheets in accordance with Accounting Standards Codification (“ASC”) 835, Imputation of Interest (“ASC 835”). Activity relating to deferred loan fees for the nine months ended September 30, 2020 are as follows:

Deferred Loan Fees (in millions)	Amount
Deferred financing costs related to Title XI bonds and private placement debt amendments	$16.5
Deferred fees expensed related to the redemption of private placement debt	(0.3)
Amortization expense for the nine months ended September 30, 2020	(0.5)
Balance at September 30, 2020	$15.7

As of September 30, 2020, amortization expense relating to deferred loan fees during the next five years and thereafter are as follows:

Year (in millions)	Amount
Remainder of 2020	$0.4
2021	1.5
2022	1.2
2023	1.1
2024	1.1
Thereafter	10.4
Total amortization expense of deferred loan fees	$15.7

7.          LEASES

The Company’s leases are described in Note 9 to the Consolidated Financial Statements included in Part II, Item 8 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2019.

Components of Lease Cost: Components of lease cost recorded in the Company’s Condensed Consolidated Statement of Income and Comprehensive Income for the three and nine months ended September 30, 2020 and 2019 consisted of the following:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In millions)	2020	2019	2020	2019
Operating lease cost	$20.0	$18.8	$60.5	$52.3
Short-term lease cost	4.4	0.9	6.9	5.8
Variable lease cost	0.2	0.1	0.6	0.3
Total lease cost	$24.6	$19.8	$68.0	$58.4

Sale and Leaseback of Equipment: On March 25, 2020, the Company entered into an agreement for the sale and leaseback of multiple tranches of chassis and container equipment. The net proceeds from the sales were $14.3 million, and the gain on the disposal of the equipment was not material to the Company’s Condensed Consolidated Financial Statements. The Company subsequently leased back the equipment under a five-year operating lease agreement that includes purchase options exercisable at fair market value. There were no sale and leaseback transactions during the second and third quarter of 2020, and during the nine months ended September 30, 2019.

8.          ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

Changes in accumulated other comprehensive income (loss) by component, net of tax, for the nine months ended September 30, 2020 are as follows:

					Accumulated
			Non-		Other
		Post-	Qualified		Comprehensive
(In millions)	Pensions	Retirement	Plans	Other	Income (Loss)
Balance at December 31, 2019	$(51.9)	$16.3	$(0.4)	$(0.9)	$(36.9)
Amortization of prior service cost	(0.5)	(0.6)	(0.1)	—	(1.2)
Amortization of net loss	1.1	0.1	0.1	—	1.3
Foreign currency exchange	—	—	—	(0.5)	(0.5)
Other adjustments	—	—	—	(0.2)	(0.2)
Balance at March 31, 2020	(51.3)	15.8	(0.4)	(1.6)	(37.5)
Amortization of prior service cost	(0.4)	(0.7)	—	—	(1.1)
Amortization of net loss	1.1	0.1	0.1	—	1.3
Foreign currency exchange	—	—	—	0.3	0.3
Other adjustments	—	—	—	(0.4)	(0.4)
Balance at June 30, 2020	(50.6)	15.2	(0.3)	(1.7)	(37.4)
Amortization of prior service cost	(0.4)	(0.8)	—	—	(1.2)
Amortization of net loss (gain)	0.3	0.3	(0.1)	—	0.5
Foreign currency exchange	—	—	—	0.1	0.1
Other adjustments	—	—	—	0.1	0.1
Balance at September 30, 2020	$(50.7)	$14.7	$(0.4)	$(1.5)	$(37.9)

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

The carrying value and fair value of the Company’s financial instruments as of September 30, 2020 and December 31, 2019 are as follows:

			Quoted Prices in	Significant	Significant
	Total		Active Markets	Observable	Unobservable
	Carrying Value	Total	(Level 1)	Inputs (Level 2)	Inputs (Level 3)

(In millions)	September 30, 2020	Fair Value Measurements at September 30, 2020
Cash and cash equivalents	$12.7	$12.7	$12.7	$—	$—
Restricted cash	$3.0	$3.0	$3.0	$—	$—
Variable rate debt	$123.0	$123.0	$—	$123.0	$—
Fixed rate debt	$700.6	$697.7	$—	$697.7	$—

(In millions)	December 31, 2019	Fair Value Measurements at December 31, 2019
Cash and cash equivalents	$21.2	$21.2	$21.2	$—	$—
Restricted cash	$7.2	$7.2	$7.2	$—	$—
Variable rate debt	$379.1	$379.1	$—	$379.1	$—
Fixed rate debt	$579.3	$585.9	$—	$585.9	$—

10.          EARNINGS PER SHARE

Basic earnings per share is determined by dividing net income by the weighted average common shares outstanding during the period. The calculation of diluted earnings per share includes the dilutive effect of unexercised non-qualified stock options and non-vested restricted stock units. The computation of weighted average common shares outstanding excluded a nominal amount of anti-dilutive non-qualified stock options for each period ended September 30, 2020 and 2019.

The denominators used to compute basic and diluted earnings per share for the three and nine months ended September 30, 2020 and 2019 are as follows:

	Three Months Ended September 30, 2020			Nine Months Ended September 30, 2020
		Weighted	Per		Weighted	Per
		Average	Common		Average	Common
	Net	Common	Share	Net	Common	Share
(In millions, except per share amounts)	Income	Shares	Amount	Income	Shares	Amount
Basic	$70.9	43.1	$1.65	$107.5	43.0	$2.50
Effect of Dilutive Securities		0.4	(0.02)		0.4	(0.02)
Diluted	$70.9	43.5	$1.63	$107.5	43.4	$2.48

	Three Months Ended September 30, 2019			Nine Months Ended September 30, 2019
		Weighted	Per		Weighted	Per
		Average	Common		Average	Common
	Net	Common	Share	Net	Common	Share
(In millions, except per share amounts)	Income	Shares	Amount	Income	Shares	Amount
Basic	$36.2	42.9	$0.84	$67.1	42.8	$1.57
Effect of Dilutive Securities		0.4	—		0.4	(0.02)
Diluted	$36.2	43.3	$0.84	$67.1	43.2	$1.55

11.          SHARE-BASED COMPENSATION

During the three and nine months ended September 30, 2020, the Company granted approximately 3,000 and 341,200 in total of time-based restricted stock units and performance-based shares to certain of its employees at a weighted average grant date fair value of $41.82 and $38.67, respectively.

Total share-based compensation cost recognized in the Condensed Consolidated Statements of Income and Comprehensive Income as a component of selling, general and administrative expenses was $5.9 million and $2.5 million for the three months ended September 30, 2020 and 2019, and $12.0 million and $8.7 million for the nine months ended September 30, 2020 and 2019, respectively. Total unrecognized compensation cost related to unvested share-based compensation arrangements was $17.3 million at September 30, 2020, and is expected to be recognized over a weighted average period of approximately 1.9 years. Total unrecognized compensation cost may be adjusted for any unearned performance shares or forfeited shares.

12.          PENSION AND POST-RETIREMENT PLANS

The Company’s pension and post-retirement plans are described in Note 11 to the Consolidated Financial Statements included in Part II, Item 8 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2019. Components of net periodic benefit cost and other amounts recognized in Other Comprehensive Income (Loss) for the qualified pension plans and the post-retirement benefit plans for the three and nine months ended September 30, 2020 and 2019 consisted of the following:

	Pension Benefits		Post-retirement Benefits
	Three Months Ended September 30,		Three Months Ended September 30,
(In millions)	2020	2019	2020	2019
Components of net periodic benefit cost (benefit):
Service cost	$1.3	$1.3	$0.1	$—
Interest cost	2.1	2.4	0.2	0.1
Expected return on plan assets	(3.9)	(2.7)	—	—
Amortization of net loss (gain)	0.5	2.2	0.1	(0.5)
Amortization of prior service credit	(0.6)	(0.5)	(1.0)	(0.9)
Net periodic benefit cost (benefit)	$(0.6)	$2.7	$(0.6)	$(1.3)

	Pension Benefits		Post-retirement Benefits
	Nine Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2020	2019	2020	2019
Components of net periodic benefit cost (benefit):
Service cost	$3.8	$3.5	$0.4	$0.3
Interest cost	5.9	7.0	0.6	0.7
Expected return on plan assets	(10.4)	(9.0)	—	—
Amortization of net loss (gain)	3.4	4.0	0.4	(0.1)
Amortization of prior service credit	(1.8)	(1.7)	(2.8)	(2.8)
Net periodic benefit cost (benefit)	$0.9	$3.8	$(1.4)	$(1.9)

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

THIRD QUARTER 2020 DISCUSSION AND UPDATE ON BUSINESS CONDITIONS

Ocean Transportation: The Company’s container volume in the Hawaii service in the third quarter 2020 was 0.8 percent lower year-over-year primarily due to lower volume from the state’s COVID-19 mitigation efforts including restrictions on tourism and a second shelter-in-place order that took effect in August. The State of Hawaii recently eased visitor travel restrictions to the islands, but the levels of tourism are expected to remain low in the near-term and to have a meaningfully negative impact on Hawaii’s economy.

In China, the Company’s container volume in the third quarter 2020 was 124.7 percent higher year-over-year primarily due to volume from the CLX+ service in addition to higher volume on the CLX service as a result of increased capacity in the tradelane. Matson continued to realize a rate premium in the third quarter 2020 and achieved average freight rates that were higher than in the year ago period. The Company expects increased consumption of e-commerce and other commodities along with potential further disruption in air cargo markets to continue to provide opportunities for its CLX and CLX+ expedited ocean services.

In Guam, the Company’s container volume in the third quarter 2020 was 2.1 percent higher primarily due to increased demand for home improvement and government cargo. In the near-term, we expect depressed tourism levels to have a negative impact on the Guam economy.

In Alaska, the Company’s container volume for the third quarter 2020 increased 1.5 percent year-over-year primarily due to higher southbound volume as a result of stronger seafood volume compared to the prior year, partially offset by modestly lower northbound volume. The Alaska economy continues to recover from the second quarter low, but residual negative economic effects from the COVID-19 pandemic coupled with a low oil price environment is expected to have a negative impact on Alaska’s economy in the near-term.

The contribution in the third quarter 2020 from the Company’s SSAT joint venture investment was $7.7 million, or $0.7 million lower than the third quarter 2019. The decrease was primarily due to lower lift volume.

Logistics: In the third quarter 2020, operating income for the Company’s Logistics segment was $11.9 million, or $0.6 million higher compared to the operating income achieved in the third quarter 2019. The increase was due primarily to improved performance in all of the business lines (i.e., transportation brokerage, freight forwarding, warehousing and distribution, and supply chain management and other services) driven by the continued reopening of the U.S. economy. In the near-term, we expect the elevated consumption of e-commerce and other high demand goods to benefit most of the business lines.

For the fourth quarter of 2020, the Company expects its businesses to continue to perform well and to generate strong financial results.

CONSOLIDATED RESULTS OF OPERATIONS

Consolidated Results - Three months ended September 30, 2020, compared with 2019:

	Three Months Ended September 30,
(Dollars in millions, except per share amounts)	2020	2019	Change
Operating revenue	$645.2	$572.1	$73.1	12.8%
Operating costs and expenses	(546.8)	(516.9)	(29.9)	5.8%
Operating income	98.4	55.2	43.2	78.3%
Interest expense	(5.7)	(6.2)	0.5	(8.1)%
Other income (expense), net	2.4	(0.5)	2.9	(580.0)%
Income before income taxes	95.1	48.5	46.6	96.1%
Income taxes	(24.2)	(12.3)	(11.9)	96.7%
Net income	$70.9	$36.2	$34.7	95.9%
Basic earnings per share	$1.65	$0.84	$0.81	96.4%
Diluted earnings per share	$1.63	$0.84	$0.79	94.0%

Changes in operating revenue, and operating costs and expenses are further described below in the Analysis of Operating Revenue and Income by Segment.

The decrease in interest expense for the three months ended September 30, 2020, compared to the three months ended September 30, 2019, was due to lower outstanding debt during the period, offset by a lower amount of capitalized interest associated with the new vessel construction.

Other income (expense) relates to the amortization of certain components of net periodic benefit costs or gains related to the Company’s pension and post-retirement plans, and interest received from income tax refunds. The increase in Other income (expense) was due to favorable adjustments related to the Company’s pension and post-retirement plan liabilities during the three months ended September 30, 2020.

Income tax expense was $24.2 million or 25.4 percent of income before income taxes for the three months ended September 30, 2020, compared to $12.3 million or 25.4 percent of income before income taxes for the three months ended September 30, 2019.

Consolidated Results - Nine months ended September 30, 2020, compared with 2019:

	Nine Months Ended September 30,
(Dollars in millions, except per share amounts)	2020	2019	Change
Operating revenue	$1,683.2	$1,662.4	$20.8	1.3%
Operating costs and expenses	(1,520.6)	(1,558.7)	38.1	(2.4)%
Operating income	162.6	103.7	58.9	56.8%
Interest expense	(22.5)	(16.9)	(5.6)	33.1%
Other income (expense), net	4.5	0.9	3.6	400.0%
Income before income taxes	144.6	87.7	56.9	64.9%
Income taxes	(37.1)	(20.6)	(16.5)	80.1%
Net income	$107.5	$67.1	$40.4	60.2%
Basic earnings per share	$2.50	$1.57	$0.93	59.2%
Diluted earnings per share	$2.48	$1.55	$0.93	60.0%

Changes in operating revenue, and operating costs and expenses are further described below in the Analysis of Operating Revenue and Income by Segment.

The increase in interest expense for the nine months ended September 30, 2020, compared to the nine months ended September 30, 2019, was due to a lower amount of capitalized interest associated with the new vessel construction.

Other income (expense) relates to the amortization of certain components of net periodic benefit costs or gains related to the Company’s pension and post-retirement plans, and interest income received from income tax refunds. The increase in Other income (expense) was due to favorable adjustments related to the Company’s pension and post-retirement plan liabilities and higher interest received from income tax refunds during the nine months ended September 30, 2020.

Income tax expense was $37.1 million or 25.7 percent of income before income taxes for the nine months ended September 30, 2020, compared to $20.6 million or 23.5 percent of income before income taxes for the nine months ended September 30, 2019. In connection with the Tax Cuts and Jobs Act of 2017 (the “Tax Act”), the Company recorded a non-cash tax adjustment of $2.9 million that decreased income taxes for the nine months ended September 30, 2019. Excluding the impact of this non-cash tax adjustment, the adjusted effective tax rate would have been 26.8 percent for the nine months ended September 30, 2019. The adjusted effective tax rate for the nine months ended September 30, 2019 is higher than the effective tax rate for the nine months ended September 30, 2020 due to discrete tax adjustments recorded during that period.

ANALYSIS OF OPERATING REVENUE AND INCOME BY SEGMENT

Ocean Transportation Operating Results - Three months ended September 30, 2020, compared with 2019:

	Three Months Ended September 30,
(Dollars in millions)	2020	2019	Change
Ocean Transportation revenue	$498.3	$437.2	$61.1	14.0%
Operating costs and expenses	(411.8)	(393.3)	(18.5)	4.7%
Operating income	$86.5	$43.9	$42.6	97.0%
Operating income margin	17.4%	10.0%

Volume (Forty-foot equivalent units (FEU), except for automobiles) (1)
Hawaii containers	36,400	36,700	(300)	(0.8)%
Hawaii automobiles	12,900	15,700	(2,800)	(17.8)%
Alaska containers	19,700	19,400	300	1.5%
China containers	38,200	17,000	21,200	124.7%
Guam containers	4,800	4,700	100	2.1%
Other containers (2)	4,600	4,400	200	4.5%
(1)	Approximate volumes included for the period are based on the voyage departure date, but revenue and operating income are adjusted to reflect the percentage of revenue and operating income earned during the reporting period for voyages in transit at the end of each reporting period.
(2)	Includes containers from services in various islands in Micronesia and the South Pacific, and Okinawa, Japan.

Ocean Transportation revenue increased $61.1 million during the three months ended September 30, 2020, compared with the three months ended September 30, 2019. The increase was primarily due to higher freight revenue in the China service, including revenue associated with the CLX+, partially offset by lower fuel-related surcharge revenue and lower revenue in the Hawaii service.

On a year-over-year FEU basis, Hawaii container volume decreased 0.8 percent primarily due to lower volume from the state’s COVID-19 mitigation efforts including restrictions on tourism and a second shelter-in-place order that took effect in August; Alaska volume increased 1.5 percent primarily due to higher southbound volume as a result of stronger seafood volume compared to the prior year, partially offset by modestly lower northbound volume; China volume was 124.7 percent higher primarily due to volume from the CLX+ service in addition to higher volume on the CLX service as a result of Matson’s increased capacity in the tradelane; Guam volume was 2.1 percent higher primarily due to increased demand for home improvement and government cargo; and Other containers volume increased 4.5 percent.

Ocean Transportation operating income increased $42.6 million, or 97.0 percent, during the three months ended September 30, 2020, compared with the three months ended September 30, 2019. The increase was primarily due to a higher contribution from the China service, including the contribution from the CLX+, lower vessel operating costs, including the impact of one less vessel operating in the Hawaii service, and the timing of fuel-related surcharge collections, partially offset by a lower contribution from the Hawaii service and higher general and administrative expenses.

The Company’s SSAT terminal joint venture investment contributed $7.7 million during the three months ended September 30, 2020, compared to a contribution of $8.4 million during the three months ended September 30, 2019. The decrease was primarily due to lower lift volume.

Ocean Transportation Operating Results - Nine months ended September 30, 2020, compared with 2019:

	Nine Months Ended September 30,
(Dollars in millions)	2020	2019	Change
Ocean Transportation revenue	$1,310.0	$1,250.5	$59.5	4.8%
Operating costs and expenses	(1,173.3)	(1,177.5)	4.2	(0.4)%
Operating income	$136.7	$73.0	$63.7	87.3%
Operating income margin	10.4%	5.8%

Volume (Forty-foot equivalent units (FEU), except for automobiles) (1)
Hawaii containers	108,100	109,300	(1,200)	(1.1)%
Hawaii automobiles	34,400	49,400	(15,000)	(30.4)%
Alaska containers	55,000	54,600	400	0.7%
China containers	78,500	47,100	31,400	66.7%
Guam containers	13,900	14,600	(700)	(4.8)%
Other containers (2)	12,600	12,700	(100)	(0.8)%
(1)	Approximate volumes included for the period are based on the voyage departure date, but revenue and operating income are adjusted to reflect the percentage of revenue and operating income earned during the reporting period for voyages in transit at the end of each reporting period.
(2)	Includes containers from services in various islands in Micronesia and the South Pacific, and Okinawa, Japan.

Ocean Transportation revenue increased $59.5 million, or 4.8 percent, during the nine months ended September 30, 2020, compared with the nine months ended September 30, 2019. The increase was primarily due to higher freight revenue in the China service, including revenue associated with the CLX+, partially offset by lower revenue in the Hawaii service and lower fuel-related surcharge revenue.

On a year-over-year FEU basis, Hawaii container volume decreased 1.1 percent primarily due to lower volume as a result of the state’s COVID-19 mitigation efforts including restrictions on tourism, partially offset by volume associated with the dry-docking of one of Pasha’s vessels; Alaska volume increased by 0.7 percent primarily due to higher northbound volume, including volume associated with the dry-docking of a competitor’s vessel, partially offset by modestly lower southbound volume; China volume was 66.7 percent higher primarily due to volume from the CLX+ service; Guam volume was 4.8 percent lower primarily due to lower demand for retail-related goods resulting from the COVID-19 pandemic and its related effects; and Other container volume decreased 0.8 percent.

Ocean Transportation operating income increased $63.7 million, or 87.3 percent, during the nine months ended September 30, 2020, compared with the nine months ended September 30, 2019. The increase was primarily due to a higher contribution from the China service, including the contribution from the CLX+, and lower vessel operating costs, including the impact of one less vessel operating in the Hawaii service, partially offset by a lower contribution from the Hawaii service.

The Company’s SSAT terminal joint venture investment contributed $15.4 million during the nine months ended September 30, 2020, compared to a contribution of $17.8 million during the nine months ended September 30, 2019. The decrease was largely attributable to lower lift volume.

Logistics Operating Results: Three months ended September 30, 2020, compared with 2019:

	Three Months Ended September 30,
(Dollars in millions)	2020	2019	Change
Logistics revenue	$146.9	$134.9	$12.0	8.9%
Operating costs and expenses	(135.0)	(123.6)	(11.4)	9.2%
Operating income	$11.9	$11.3	$0.6	5.3%
Operating income margin	8.1%	8.4%

Logistics revenue increased $12.0 million, or 8.9 percent, during the three months ended September 30, 2020, compared with the three months ended September 30, 2019. The increase was primarily due to higher transportation brokerage revenue.

Logistics operating income increased $0.6 million, or 5.3 percent, for the three months ended September 30, 2020, compared with the three months ended September 30, 2019. The increase was due primarily to a higher contribution from transportation brokerage.

Logistics Operating Results: Nine months ended September 30, 2020, compared with 2019:

	Nine Months Ended September 30,
(Dollars in millions)	2020	2019	Change
Logistics revenue	$373.2	$411.9	$(38.7)	(9.4)%
Operating costs and expenses	(347.3)	(381.2)	33.9	(8.9)%
Operating income	$25.9	$30.7	$(4.8)	(15.6)%
Operating income margin	6.9%	7.5%

Logistics revenue decreased $38.7 million, or 9.4 percent, during the nine months ended September 30, 2020, compared with the nine months ended September 30, 2019. The decrease was primarily due to lower transportation brokerage and freight forwarding revenue.

Logistics operating income decreased $4.8 million, or 15.6 percent, for the nine months ended September 30, 2020, compared with the nine months ended September 30, 2019. The decrease was due primarily to lower contributions from transportation brokerage and freight forwarding.

LIQUIDITY AND CAPITAL RESOURCES

Sources of Liquidity: Sources of liquidity available to the Company as of September 30, 2020, compared to December 31, 2019 were as follows:

	September 30,	December 31,
(In millions)	2020	2019	Change
Cash and cash equivalents	$12.7	$21.2	$(8.5)
Restricted cash	$3.0	$7.2	$(4.2)
Accounts receivable, net (1)	$234.3	$205.9	$28.4
(1)	As of September 30, 2020 and December 31, 2019, $1.7 million and $1.7 million, respectively, of eligible accounts receivable were assigned to the CCF (see Note 2 of the Condensed Consolidated Financial Statements).

Cash, Cash Equivalents and Restricted Cash: Significant changes in the Company’s cash, cash equivalents and restricted cash for the nine months ended September 30, 2020, compared to the nine months ended September 30, 2019 are as follows:

	Nine Months Ended September 30,
(In millions)	2020	2019	Change
Net cash provided by operating activities (1)	$270.8	$180.4	$90.4
Net cash used in investing activities (2)	(95.6)	(168.3)	72.7
Net cash used in financing activities (3)	(187.9)	(4.3)	(183.6)
Net (decrease) increase in cash, cash equivalents and restricted cash	(12.7)	7.8	(20.5)
Cash, cash equivalents and restricted cash, beginning of the period	28.4	24.5	3.9
Cash, cash equivalents and restricted cash, end of the period	$15.7	$32.3	$(16.6)

(1) Change in net cash provided by operating activities:

Changes in net cash provided by operating activities for the nine months ended September 30, 2020, compared to the nine months ended September 30, 2019, were due to the following:

(In millions)	Change
Net income from operations	$40.4
Non-cash deferred income taxes	11.6
Amortization of operating lease right of use assets	0.8
Other non-cash related changes, net	16.4
Income and distributions from SSAT, net	25.6
Operating lease liabilities	(2.0)
Deferred dry-docking payments	6.8
Accounts receivable, net	(28.7)
Prepaid expenses and other assets	(5.7)
Accounts payable, accruals and other liabilities	35.7
Deferred dry-docking amortization	(8.1)
Other long-term liabilities	(2.4)
Total	$90.4

Changes in accounts receivable were primarily due to the timing of collections associated with those receivables. Changes in accounts payable, accruals and other liabilities were primarily due to the timing of payments associated with those liabilities.

(2) Change in net cash used in investing activities:

Changes in net cash used in investing activities for the nine months ended September 30, 2020, compared to the nine months ended September 30, 2019, were due to the following:

(In millions)	Change
Capitalized vessel construction expenditures	$50.9
Cash deposits into CCF	(28.9)
Withdrawals from CCF	28.9
Other capital expenditures	9.2
Proceeds from disposal of property and equipment, net	12.6
Total	$72.7

Capitalized vessel construction expenditures (including capitalized interest) were $57.8 million for the nine months ended September 30, 2020, compared to $108.7 million for the nine months ended September 30, 2019. Capitalized vessel construction expenditures relate to progress payments for the construction of new vessels, capitalized interest and owner’s items. Changes in cash deposits into CCF and withdrawals from CCF primarily relate to the timing of when deposits are made into the CCF, and when the subsequent withdrawals are made out of the CCF for the purposes of vessel construction progress payments. Other capital expenditures payments were $53.5 million for the nine months ended September 30, 2020, compared to $62.7 million for the nine months ended September 30, 2019. The decrease in other capital expenditures is primarily due to the timing of certain capital project activities incurred during 2020 as compared to 2019. The increase in proceeds from disposal of property and equipment is primarily due to the sale and leaseback of chassis and container equipment for net proceeds of $14.3 million during the nine months ended September 30, 2020. There were no sale and leaseback transactions during the nine months ended September 30, 2019.

(3) Change in net cash used in financing activities:

Changes in net cash used in financing activities for the nine months ended September 30, 2020, compared to the nine months ended September 30, 2019, were due to the following:

(In millions)	Change
Proceeds received from issuance of fixed interest debt	$325.5
Repayments of fixed interest debt	(175.8)
Borrowings under revolving credit facility, net	(311.1)
Payment of financing costs	(18.5)
Dividends paid	(1.4)
Change in other payments, net	(2.3)
Total	$(183.6)

During the nine months ended September 30, 2020, the Company received $325.5 million of proceeds from two new Title XI debt issuances, and paid $204.2 million in scheduled fixed debt payments and redeemed debt at par of $169.5 million, compared to $28.4 million in scheduled fixed debt payments during the nine months ended September 30, 2019. During the nine months ended September 30, 2020, the Company decreased net borrowings under the revolving credit facility by $256.1 million, compared to $55.0 million increase during the nine months ended September 30, 2019. During the nine months ended September 30, 2020, the Company paid $18.5 million in financing costs related to the amendment of its revolving credit facility, private placement term loans and Title XI debt. No financing costs were paid during the nine months ended September 30, 2019. During the nine months ended September 30, 2020, the Company paid $29.1 million in dividends, compared to $27.7 million during the nine months ended September 30, 2019. The increase in dividend payments resulted from an increase in dividends declared per share of common stock by the Company.

Debt: Total Debt as of September 30, 2020 and December 31, 2019 is as follows:

	September 30,	December 31,
(In millions)	2020	2019	Change
Revolving credit facility	$123.0	$379.1	$(256.1)
Fixed interest debt	700.6	579.3	121.3
Total Debt	$823.6	$958.4	$(134.8)

Total Debt decreased by $134.8 million during the nine months ended September 30, 2020. The decrease in the Company’s outstanding revolving credit borrowings was primarily due to the increase in net cash provided by operating activities, proceeds from issuance of new fixed interest debt and lower capital expenditure. The increase in fixed interest debt was due to the issuance of new Title XI debt partially offset by the repayment of private placement term loans during the nine months ended September 30, 2020.

As of September 30, 2020, the Company had $518.9 million of remaining borrowing availability under the revolving credit facility, with a maturity date of June 29, 2022. The Company’s debt is described in Note 6 of Part I, Item 1 above.

Working Capital: The Company had a working capital deficiency of $164.0 million and $147.1 million at September 30, 2020 and December 31, 2019, respectively. The increase in working capital deficiency at September 30, 2020 is partially due to the timing of billings and collections associated with accounts receivable and other assets, and the timing of payments associated with accounts payable, accruals and other liabilities.

CONTRACTUAL OBLIGATIONS, COMMITMENTS, CONTINGENCIES AND OFF-BALANCE SHEET ARRANGEMENTS

Except as described below, there were no material changes during this quarter to the Company’s contractual obligations, commitments, contingencies and off-balance sheet arrangements that are described in Part II, Item 7 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2019, which is incorporated herein by reference.

The Company’s debt is described in Note 6 to the Condensed Consolidated Financial Statements included in the Company’s Quarterly Report on Form 10-Q for the three months ended March 31, 2020 and in the Company’s Quarterly Report on Form 10-Q for the three months ended June 30, 2020.

CRITICAL ACCOUNTING ESTIMATES

There have been no changes during this quarter to the Company’s critical accounting estimates as discussed in Part II, Item 7 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2019.

OTHER MATTERS

The Company’s third quarter 2020 cash dividend of $0.23 per share was paid on September 3, 2020. On October 29, 2020, the Company’s Board of Directors declared a cash dividend of $0.23 per share payable on December 3, 2020.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures.

The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this report. Based on such evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that, as of September 30, 2020, the Company’s disclosure controls and procedures are effective.

Changes in Internal Control Over Financial Reporting.

There were no changes in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the three months ended September 30, 2020, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

ITEM 1A. RISK FACTORS

The Company’s business faces the risks set forth below, which may adversely affect our business, financial condition and operating results. All forward-looking statements made by the Company or on the Company’s behalf are qualified by the risks described below. The risk factors described below include any material changes to and supersede the risk factors previously described in Part II, Item 1A, “Risk Factors” of the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2020.

Risks Related to the Jones Act

Repeal, substantial amendment, or waiver of the Jones Act or its application would have an adverse effect on the Company’s business.

If the Jones Act was to be repealed, substantially amended, or waived and, as a consequence, competitors were to enter the Hawaii or Alaska markets with lower operating costs by utilizing their ability to acquire and operate foreign-flag and foreign-built vessels, the Company’s business would be adversely affected. In addition, the Company’s position as a U.S. citizen operator of Jones Act vessels would be negatively impacted if periodic efforts and attempts by foreign interests to circumvent certain aspects of the Jones Act were ever successful. If maritime cabotage services were included in the General Agreement on Trade in Services, the United States-Mexico-Canada Agreement, the U.S.-EU Trade Agreement or other international trade agreements, or if the restrictions contained in the Jones Act were otherwise altered, the shipping of cargo between covered U.S. ports could be opened to foreign-flag or foreign-built vessels or would have other adverse impacts.

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

On March 11, 2020, the World Health Organization declared COVID-19 a global pandemic. Although the full scope and final duration of the COVID-19 pandemic remains uncertain, the pandemic has resulted in severe global macroeconomic disruptions and financial market volatility. In the United States and in many other countries worldwide, public health officials and state and local governments have recommended and mandated precautions to mitigate the spread of COVID-19, including prohibitions on large or public gatherings, prohibited or restricted travel which have forced businesses to change practices or in some cases close, quarantining people who have travelled, requiring individuals to “shelter-in-place,” and instituting social distancing, except as needed for critical services or businesses. The outbreak of COVID-19 has harmed the U.S. and global economies, shut down many business operations and disrupted manufacturing, supply chains, travel, drayage of containers, and transportation of goods. Although the full impact of such economic disruptions on our business remains uncertain, we have experienced reductions in container volume resulting from lower demand or service disruptions which could adversely affect volumes and rates in our business. Spread of COVID-19 has severely reduced tourism, and is expected to continue to limit tourism, including to Hawaii, Guam and Alaska, and has led to reduced demand for freight that we would otherwise carry. Our operations may also be impacted adversely if our employees’ ability to travel continues to be restricted or they are otherwise unable to perform their duties, including mariners aboard our vessels, or if our terminals are temporarily closed due to a COVID-19 outbreak. Vessel dry-dockings and scrubber installations could also be delayed or become more expensive if Chinese shipyards are unable to accommodate demand or obtain parts or if necessary personnel are not allowed to travel to China. The financial difficulties or bankruptcies of Matson’s customers could also impact our revenue. In addition to operational disruptions related to public health measures, the global macroeconomic effects of the COVID-19 pandemic and related impacts on our customers’ business operations may persist for an indefinite period, even after the COVID-19 pandemic has subsided. Due to the continuing uncertainty around the duration, breadth and severity of the COVID-19 pandemic, the actions taken to contain the virus or treat its impact, and the impact of economic stimulus measures, the ultimate impact on our business, financial condition, operating results or cash flows cannot be reasonably estimated at this time.

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

Changes in U.S., global, regional economic conditions or governmental policies have resulted in a decrease in consumer confidence and market demand for the Company’s services and products in Hawaii and Alaska, the U.S. Mainland, Guam and the South Pacific and have adversely affected the Company’s financial position, results of operations, liquidity, or cash flows.

A weakening of domestic and global economies has adversely impacted, and will continue to adversely impact (although the duration is not yet known), the level of freight volumes and freight rates. Within the U.S., a weakening of economic drivers in Hawaii and Alaska, which include tourism, military spending, construction starts, personal income growth and employment, the weakening of consumer confidence, market demand, and the economy in the U.S. Mainland, or the effect of a change in the strength of the U.S. dollar against other foreign currencies, have further reduced the demand for goods, adversely affecting inland and ocean transportation volumes or rates. For example, the uncertainties regarding the COVID-19 pandemic and “shelter-in-place” restrictions have severely decreased tourism, weakened consumer demand, impacted the financial markets and contributed to an economic downturn in the U.S., impacting freight volumes and revenues. The dramatic decline in the price of oil due to the oil trade wars and reduced demand from the significant decline in air or car travel in response to COVID-19 will further impact the Alaska economy which in turn could impact our business. In addition, overcapacity in the global or transpacific ocean transportation markets, a change in the cost of goods or currency exchange rates, imposition of tariffs and uncertainty of tariff rates, or a change in international trade policies have adversely affected freight volumes and rates in the Company’s China service.

The Company may face new or increased competition.

The Company may face new competition by established or start-up shipping operators that enter the Company’s markets. The entry of a new competitor or the addition of new vessels or capacity by existing competition on any of the Company’s routes could result in a significant increase in available shipping capacity that could have an adverse effect on our volumes and rates. For example, in May 2020, the Company’s major competitor in the China service upsized its expedited service from China to the U.S. West Coast. As a result of this and other potential competitor actions, the Company could experience a reduction in profitability.

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

In addition, the Company relies on SSAT for its stevedoring services at the ports of Long Beach and Oakland, California, and Tacoma, Washington on the U.S. West Coast. The Company could be adversely affected by any changes in the services provided, or to the costs of such services provided by SSAT.

The Company is subject to risks associated with conducting business in foreign shipping markets.

Matson’s China, Micronesia, Japan and South Pacific services are subject to risks associated with conducting business in a foreign shipping market, which include:

●	Challenges associated with operating in foreign countries and doing business and developing relationships with foreign companies;
●	Challenges in working with and maintaining good relationships with business associates in our foreign operations;
●	Difficulties in staffing and managing foreign operations;
●	Our ability to be in compliance with U.S. and foreign legal and regulatory restrictions, including compliance with the Foreign Corrupt Practices Act and foreign laws that prohibit corrupt payments to government officials;
●	Global or transpacific vessel overcapacity that may lead to decreases in volumes and shipping rates;
●	Changes in the capacity of transpacific air freight markets, which could reduce demand for our transpacific expedited ocean services;
●	Impact from COVID-19 or other epidemics or pandemics;
●	Not having continued access to existing port facilities;
●	Competition with established and new carriers;

●	Changes in vessel deployment by competitors that impact the Company’s services;
●	Changes in the cost of goods or currency exchange rate fluctuations and our ability to manage these fluctuations;
●	Political and economic instability;
●	Dynamics involving U.S. trade relations with other countries, including measures such as the imposition of tariffs at varying levels, uncertainty of tariff rates, or other governmental actions, all of which may affect the Company’s operations; and
●	Challenges caused by cultural differences.

In addition, in the second quarter of 2020, the Company introduced a chartered vessel service (“CLX+”) to supplement our CLX service. Increases in vessel charter rates or fuel costs, inability to recharter vessels, strains on moving cargo through our terminals, or limitations on the availability of adequate equipment, may adversely affect the Company’s profitability, volumes and rates in the China service. While the westbound seafood back-haul volume from the Alaska-Asia Express service call in Dutch Harbor, Alaska is expected to help the long-term economics of CLX+, there is no guarantee that the CLX+ service will become permanent or profitable.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

10.1*	Amendment No. 1 to Matson, Inc. Deferred Compensation Plan

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934.

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350.

101.INS	XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted in Inline XBRL and included as Exhibit 101).

*            Indicates management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MATSON, INC.
(Registrant)

Date: November 2, 2020	/s/ Joel M. Wine
Joel M. Wine
Senior Vice President and
Chief Financial Officer

Date: November 2, 2020	/s/ Kevin L. Stuck
Kevin L. Stuck
Vice President and Controller
(principal accounting officer)