Form 10-K
period 2020-12-31
Matson, Inc.
filed 2021-02-26
CIK 3453

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2020

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

None

Number of shares of Common Stock outstanding at February 19, 2021:

43,435,106

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
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ◻

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Aggregate market value of Common Stock held by non-affiliates at June 30, 2020:

$1,233,205,504

Documents Incorporated By Reference

The following document is incorporated by reference in Part III of the Annual Report on Form 10-K to the extent described therein: Proxy statement for the annual meeting of shareholders of Matson, Inc. to be held April 22, 2021.

i

MATSON, INC.

FORM 10-K

Annual Report for the Fiscal Year

Ended December 31, 2020

PART I

ITEM 1. BUSINESS

A.	COMPANY OVERVIEW

Matson, Inc., a holding company incorporated in the State of Hawaii, and its subsidiaries (“Matson” or the “Company”), is a leading provider of ocean transportation and logistics services. The Company consists of two segments, Ocean Transportation and Logistics. For financial information by segment for the three years ended December 31, 2020, see Note 3 to the Consolidated Financial Statements in Item 8 of Part II below.

Ocean Transportation: Matson’s Ocean Transportation business is conducted through Matson Navigation Company, Inc. (“MatNav”), a wholly-owned subsidiary of Matson, Inc. Founded in 1882, MatNav provides a vital lifeline of ocean freight transportation services to the domestic non-contiguous economies of Hawaii, Alaska and Guam, and to other island economies in Micronesia. MatNav also operates two premium, expedited services from China to Long Beach, California, and provides services to Okinawa, Japan and various islands in the South Pacific, and operates an international export service from Dutch Harbor to Asia. In addition, subsidiaries of MatNav provide stevedoring, refrigerated cargo services, inland transportation and other terminal services for MatNav and other ocean carriers on the Hawaiian islands of Oahu, Hawaii, Maui and Kauai, and in the Alaska locations of Anchorage, Kodiak and Dutch Harbor.

Matson has a 35 percent ownership interest in SSA Terminals, LLC, a joint venture between Matson Ventures, Inc., a wholly-owned subsidiary of MatNav, and SSA Ventures, Inc., a subsidiary of Carrix, Inc. (“SSAT”). SSAT currently provides terminal and stevedoring services to various carriers at seven terminal facilities on the U.S. West Coast, including three facilities dedicated for MatNav’s use. Matson records its share of income from SSAT in costs and expenses in the Consolidated Statements of Income and Comprehensive Income, and within the Ocean Transportation segment due to the nature of SSAT’s operations.

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

Ocean Transportation Services:

Matson’s Ocean Transportation segment provides the following services:

Hawaii Service: Matson’s Hawaii service provides ocean carriage (lift-on/lift-off, roll-on/roll-off and conventional services) between the ports of Long Beach and Oakland, California; Tacoma, Washington; and Honolulu, Hawaii. Matson also operates a network of inter-island barges that provide connecting services from its hub at Honolulu to other major Hawaii ports on the islands of Hawaii, Maui and Kauai. Matson is the largest carrier of ocean cargo between the U.S. West Coast and Hawaii.

Westbound cargo carried by Matson to Hawaii includes dry containers of mixed commodities, refrigerated commodities, packaged foods and beverages, retail merchandise, building materials, automobiles and household goods. Matson’s eastbound cargo from Hawaii includes automobiles, household goods, dry containers of mixed commodities and livestock. The majority of Matson’s Hawaii service revenue is derived from the westbound carriage of containerized freight.

China Service: Matson’s expedited China-Long Beach Express (“CLX”) service is part of an integrated service that carries cargo from Long Beach, California to Honolulu, Hawaii, to Guam, and then to Okinawa, Japan. The vessels continue to Ningbo and Shanghai, China, where they are loaded with cargo to be discharged primarily in Long Beach, California at a Matson-exclusive terminal, operated by SSAT. These vessels also carry cargo destined for Hawaii which originated in Guam, Micronesia, Japan and China. Matson provides container transshipment services from many locations in Asia including Hong Kong and Xiamen, China to the U.S. via the ports of Ningbo and Shanghai, China.

In May 2020, as a result of increased market demand, Matson launched its new China-Long Beach Express Plus (“CLX+”) service. CLX+ vessels operate as a second weekly vessel from China to Long Beach, California, operating back-to-back with the CLX vessels, which together represent Matson’s expedited China service.

Eastbound cargo from China to Long Beach, California consists mainly of garments, e-commerce, consumer electronics, footwear and other merchandise. On our CLX service, westbound cargo to China and other destinations in Asia consists mainly of recycling materials.

Guam Service: Matson’s Guam service provides weekly carriage between the U.S West Coast and Guam, as part of its CLX service. Matson also provides weekly connecting service from Guam to the Commonwealth of the Northern Mariana Islands. Cargo destined to these markets is similar to that described under “Hawaii Service” above.

Japan Service: Matson’s Japan service provides carriage to the port of Naha in Okinawa, Japan, as part of its CLX service. This service carries mainly general sustenance cargo and household goods supporting the U.S. military.

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

Northbound cargo to Alaska consists mainly of dry containers of mixed commodities, refrigerated commodities, packaged foods and beverages, retail merchandise, household goods and automobiles. Southbound cargo from Alaska primarily consists of seafood, household goods and automobiles.

In September 2020, Matson launched its new Alaska-Asia Express (“AAX”) service that provides carriage of dry and frozen seafood from Dutch Harbor, Alaska to Ningbo and Shanghai, China. The AAX service utilizes CLX+ vessels on their westbound trip to China. Matson also provides transshipment services from Ningbo and Shanghai, China to other locations in Asia. Other Alaska cargo may be shipped on the AAX service utilizing Matson’s Alaska vessels and transshipment services in Dutch Harbor.

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

Matson’s South Pacific Express (“SPX”) service provides carriage of general sustenance cargo from the U.S. West Coast to ports in the South Pacific islands using vessel sharing agreements with other carriers. The SPX service provides direct calls to Tahiti (Papeete), American Samoa (Pago Pago) and Samoa (Apia) in the South Pacific. Cargo destined for other ports including Tonga (Nukualofa) and the Cook Islands (Rarotonga and Aitutaki) is then transshipped in Apia, Samoa to the NZX service for delivery to its final destination. Northbound SPX cargo originating in the South Pacific is transshipped from the NZX service with other carriers to the U.S. West Coast. Cargo destined for Hawaii or Washington is further transshipped in Oakland, California for delivery to its final destination.

Terminal and Other Related Services:

Matson provides stevedoring, refrigerated cargo services, inland transportation, container equipment maintenance and other terminal services (collectively, “terminal services”) at terminals located on the Hawaiian islands of Oahu, Hawaii, Maui and Kauai; and in the Alaska terminal locations of Anchorage, Kodiak and Dutch Harbor.

SSAT currently provides terminal and stevedoring services to various carriers at seven terminal facilities on the U.S. West Coast, including three facilities dedicated for MatNav’s use, in Long Beach and Oakland, California; and in Tacoma, Washington.

Matson utilizes the services of other third-party terminal operators at all of the other ports served by its vessels.

Vessel Management Services:

Matson contracts with the U.S. Department of Transportation to provide vessel management services to manage and maintain three Ready Reserve Force vessels on behalf of the U.S. Department of Transportation Maritime Administration.

Vessel Information:

Vessels:

Matson’s fleet includes both owned and chartered vessels. Matson’s owned vessels represent an investment of approximately $2.2 billion. The majority of Matson’s owned vessels are U.S. flagged and Jones Act qualified vessels, and operate in the Hawaii, China, Guam, Japan, Micronesia and Alaska services. Details of Matson’s active and reserve vessels as of December 31, 2020 are as follows:

			Usable Cargo Capacity				Vessel
			Containers		Vehicles		Design	Maximum
	Year	Official		Reefer			Speed	Deadweight
Name of Vessels	Built	Number	TEUs (1)	Slots	Autos	Length	(Knots) (2)	(Long Tons)
Vessels-Owned:
DANIEL K. INOUYE (3)	2018	1274136	3,220	408	—	854’ 0”	23.5	50,794
KAIMANA HILA (3)	2019	1274135	3,220	408	—	854’ 0”	23.5	53,747
MANOA (3)(8)	1982	651627	2,824	408	—	860’ 2”	23.0	30,187
MAHIMAHI (3)	1982	653424	2,824	408	—	860’ 2”	23.0	30,167
LURLINE (3)	2019	1274143	2,750	432	500	869’ 5”	23.0	50,562
MATSONIA (3)	2020	1274123	2,750	432	500	869’ 5”	23.0	50,562
MANULANI (3)(8)	2005	1168529	2,378	284	—	712’ 0”	22.5	29,517
MAUNAWILI (3)(8)	2004	1153166	2,378	326	—	711’ 9”	22.5	29,517
MANUKAI (3)(8)	2003	1141163	2,378	326	—	711’ 9”	22.5	29,517
R.J. PFEIFFER (3)(8)	1992	979814	2,245	300	—	713’ 6”	23.0	27,100
MOKIHANA (3)	1983	655397	1,994	354	1,323	860’ 2”	23.0	29,484
MATSON KODIAK (3)(8)	1987	910308	1,668	280	—	710’ 0”	20.0	37,473
MATSON ANCHORAGE (3)(8)	1987	910306	1,668	280	—	710’ 0”	20.0	37,473
MATSON TACOMA (3)(8)	1987	910307	1,668	280	—	710’ 0”	20.0	37,473
KAMOKUIKI (4)	2000	9232979	707	100	—	433’ 9”	17.5	8,509
OLOMANA (5)	2004	9184225	645	120	—	388’ 7”	14.0	8,200
ISLAND CHIEF (5)	2005	9184237	630	90	—	388’ 6”	15.0	8,071
PAPA MAU (5)	1999	9141704	521	68	—	381’ 5”	14.0	5,364
Vessels-Chartered:
CO OSAKA (5)(9)	2008	9400291	4,504	400	—	852’ 4”	22.0	50,554
NAVIOS FELICITAS (5)(9)	2010	9395953	4,360	326	—	849’ 4”	24.0	52,315
NAVIOS AMARANTH (5)(9)	2007	9334143	4,253	400	—	855’ 2”	24.3	50,629
NAVIOS VERANO (5)(9)	2006	9308015	3,461	550	—	783’ 8”	23.0	42,806
CAPT. THANASIS (5)(9)	2005	9294159	2,824	586	—	728’ 10”	21.0	39,383
BOMAR BELLINI (5)(9)	2007	9338084	2,824	586	—	788’ 10”	22.0	39,276
MAUNALEI (3)(8)	2006	1181627	1,992	328	—	681’ 1”	22.1	33,771
LILOA II (5)	2004	9184249	630	90	—	388’ 6”	15.0	8,071

Barges-Owned:
HALEAKALA (3)(6)	1984	676972	335	78	—	350’ 0”	—	4,658
WAIALEALE (3)(7)	1991	978516	—	36	230	345’ 0”	—	5,621
Barges-Chartered:
MAUNA LOA (3)	2013	1247426	500	78	—	362’ 6”	—	12,678
ILIULIUK BAY (3)(6)	2013	1249384	178	—	—	250’ 0”	—	4,138
(1)	Twenty-foot Equivalent Units (“TEU”) is a standard measure of cargo volume correlated to a standard 20-foot dry cargo container.
(2)	Vessel Design Speed may vary from the operating speed of the vessel.
(3)	U.S. flagged and Jones Act qualified vessel or barge.
(4)	U.S. flagged vessel.
(5)	Foreign flagged vessel.
(6)	Lift-on/lift-off barge equipped with a crane.
(7)	Roll-on/roll-off barge.
(8)	Vessel installed with exhaust gas cleaning systems (commonly referred to as “scrubbers”).
(9)	Vessels used in the CLX+ service are chartered and may be replaced by other similar vessels.

Fleet Renewal Program:

Matson has completed its investment of $1,024 million in the construction of four new vessels, including owner’s items and capitalized interest. The two Aloha Class containerships, Daniel K. Inouye and Kaimana Hila, commenced active service in November 2018 and April 2019, respectively. The two Kanaloa Class combination container and roll-on/roll-off vessels, Lurline and Matsonia commenced active service in January 2020 and December 2020, respectively.

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

The International Maritime Organization (“IMO”), to which the U.S. and over 100 other countries are signatories, is a specialized agency of the United Nations that sets international environmental standards applicable to vessels operating under the flag of any signatory country.  Effective January 1, 2020, the IMO imposed regulations that generally require all vessels to burn fuel oil with a maximum sulfur content of ≤0.5 percent (“IMO 2020”).  There are three main options for a vessel to meet the IMO 2020 requirements: (1) burn low sulfur fuel oil (“LSFO”), (2) install exhaust gas cleaning systems (commonly referred to as “scrubbers”) on vessels to reduce sulfur emissions from high sulfur fuel oil (“HSFO”), or (3) switch to lower emission fuels such as liquefied natural gas (“LNG”), which requires converting existing vessels or constructing new vessels with LNG-compatible engines and fuel tanks.  With respect to North America, all waters, with certain limited exceptions, within 200 nautical miles of U.S. and Canadian coastlines have been designated emission control areas (“ECAs”).  Since January 1, 2015, U.S. Environmental Protection Agency regulations have reduced the fuel oil maximum sulfur content in designated ECAs to ≤0.1 percent or the equivalent emissions by the use of scrubbers. In addition, since August 1, 2012, the California Air Resource Board and U.S. Environmental Protection Agency under the Vessel General Permit regulations have reduced the fuel oil maximum sulfur content to ≤0.1 percent within 24 miles of the California coastline and within Puget Sound.

All of Matson’s vessels in the Alaska and Hawaii services are operating in compliance with IMO 2020 and ECA regulations as applicable, and can use LSFO.  In the Alaska and Hawaii services, Matson installed scrubbers on nine diesel-powered vessels to allow them to use HSFO and still comply with IMO 2020 and ECA regulations. Matson also maintains two reserve vessels which may operate as dry-dock relief or for emergency activation purposes under an approved ECA permit enabling the use of fuel oil with a maximum sulfur content of ≤0.5 percent within the North America ECA.  Matson’s new Aloha and Kanaloa Class vessels burn compliant LSFO.  These new vessels are also equipped with dual-fuel engines and can be converted to run on LNG.  All of Matson’s other vessels use LSFO to meet IMO 2020 and ECA emission standards.

Hawaii Terminal Modernization and Expansion Program:

Matson has completed the first phase of modernizing and renovating its terminal facility at Sand Island, Honolulu, Hawaii, an investment of approximately $60 million. In 2020, Matson completed the installation of three new 65 long-ton capacity gantry cranes, upgraded and renovated three existing cranes, demolished four outdated cranes, and installed upgrades to the electrical infrastructure at the terminal. As part of the second phase, Matson expects to install a new redundant main switchgear, complete the augmentation of its existing backup power generators, install new fuel storage tanks and a battery energy storage system, and perform other upgrades at the terminal. Matson expects to begin the second phase during the second half of 2021 and to complete it within two years. The final phase is expected to begin in 2024 as part of a broader terminal expansion and modernization program at the terminal.

Ocean Transportation Equipment:

As a complement to its fleet of vessels, Matson owns a variety of equipment including cranes, terminal equipment, containers and chassis, which represents an investment of approximately $0.6 billion as of December 31, 2020. Matson also leases containers, chassis and other equipment under various operating lease agreements.

Operating Costs:

Major components of Matson’s Ocean Transportation operating costs are as follows:

Direct Cargo Expense includes terminal handling costs including labor, purchased outside transportation and other related costs.

Vessel Operating Expense includes crew wages and related costs; fuel, pilots, tugs and line related costs; vessel charter expenses; and other vessel operating related expenses. Matson purchases fuel oil, lubricants and gasoline for its operations and also pays fuel-related surcharges to other third party transportation providers.

Operating Overhead includes equipment repair costs, equipment lease and repositioning expenses, vessel repair and maintenance costs, depreciation and dry-docking amortization, insurance, port engineers and other maintenance costs, and other vessel and shoreside related overhead.

Competition:

The following is a summary of major competitors in Matson’s Ocean Transportation segment:

Hawaii Service: Matson’s Hawaii service has one major U.S. flagged Jones Act competitor, Pasha Hawaii (“Pasha”), which operates container and roll-on/roll-off services between the ports of Long Beach, Oakland and San Diego, California to Hawaii. A U.S. flagged Jones Act barge operator, Aloha Marine Lines, also offers barge service between the Pacific Northwest and Hawaii.

Foreign-flagged vessels carrying cargo to Hawaii from non-U.S. locations also provide alternatives for companies shipping to Hawaii. Other competitors in the Hawaii service include proprietary operators and contract carriers of bulk cargo. Airfreight competition for time-sensitive cargo exists; however, cargo volume has been limited primarily due to the cost of airfreight transportation.

Matson operates three strings of vessels to Hawaii. These strings provide customers an industry-leading five departures from ports on the U.S. West Coast to Hawaii every week – two each from Long Beach and Oakland, California and one from Tacoma, Washington. Each of these strings operates on a fixed day-of-the-week schedule. One of the vessel strings continues from Honolulu on to Guam, Japan and China before returning to Long Beach. The remaining two strings offer eastbound Hawaii shippers twice weekly departures from Honolulu to the U.S. Mainland, providing customers service to the same three U.S. West Coast ports. Matson’s frequent sailings and punctuality permit customers to reduce inventory carrying costs. Matson also competes by offering the most comprehensive service to customers, including: the only container service to and from the three largest U.S. West Coast ports; the most efficient terminal network on the U.S. West Coast provided by SSAT; a dedicated inter-island barge network which is integrated with Matson’s line haul schedule; weekly roll-on roll-off service from Long Beach and Oakland; a world-class customer service team; and efficiency and experience in handling cargo of all types.

Alaska Service: Matson’s Alaska service has one major U.S. flagged Jones Act competitor, Totem Ocean Trailer Express, Inc., which operates a roll-on/roll off service between Tacoma, Washington and Anchorage, Alaska. There are also two U.S. flagged Jones Act barge operators, Alaska Marine Lines, which mainly provides services from Seattle, Washington to the ports of Anchorage and Dutch Harbor, and other locations in Alaska, and Samson Tug & Barge, which mainly serves Western Alaska and other locations. The barge operators have historically shipped lower value commodities that can accommodate a longer transit time, as well as construction materials and other cargo that are not conducive to movement in containers. Foreign-flagged vessels provide alternatives for companies shipping cargo (mainly seafood) from the Alaska ports of Kodiak and Dutch Harbor. Matson’s AAX service has two major competitors, CMA CGM and Maersk Lines, which provide services between Dutch Harbor, Alaska and Asia.

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

China Service: Major competitors to Matson’s China service include large international carriers such as ONE (formerly “K” Line, NYK Line and MOL), Maersk, CMA CGM, Evergreen, COSCO, and ZIM.

Matson’s China service competes by offering fast and reliable service from the ports of Ningbo and Shanghai in China to Long Beach, California, and providing fixed day arrivals and next-day cargo availability. Matson’s service is further differentiated by SSAT’s best-in-class stevedoring services, access to Shippers Transport Express and off-dock container yards enabling fast truck turn times, Matson-dedicated equipment including chassis to speed cargo availability, one-stop intermodal connections, and providing world-class customer service. Matson has offices located in Hong Kong, Shenzhen, Xiamen, Ningbo and Shanghai, and has contracted with terminal operators in Ningbo and Shanghai.

Guam Service: Matson’s Guam service has one major competitor, APL, which operates a weekly U.S. flagged container feeder service connecting the U.S. West Coast to Guam and Saipan, via transshipments primarily over Busan, South Korea. Waterman operates a roll-on/roll-off service, which periodically calls at Guam. There are also several foreign carriers, including CMA CGM, that call at Guam from foreign origin ports.

Japan Service: Matson’s Japan service competes primarily with APL, which operates a weekly U.S. flagged containership service from the U.S. West Coast to the port of Naha, Okinawa, Japan.

Micronesia and South Pacific Services: Matson’s Micronesia and South Pacific services have competition from a variety of local and international carriers that provide freight services to the area.

Customer Concentration:

Matson serves customers in numerous industries and carries a wide variety of cargo, mitigating its dependence upon any single customer or single type of cargo. In 2020, 2019 and 2018, the Company’s 10 largest Ocean Transportation customers accounted for approximately 22 percent, 23 percent and 24 percent of the Company’s Ocean Transportation revenue, respectively. None of these customers individually account for more than 10 percent of Matson’s Ocean Transportation operating revenues. For additional information on Ocean Transportation revenues for the years ended December 31, 2020, 2019 and 2018, see Note 2 to the Consolidated Financial Statements in Item 8 of Part II below.

Seasonality:

Matson’s Ocean Transportation services typically experience seasonality in volume, generally following a pattern of increasing volumes starting in the second quarter of each year, culminating in a peak season throughout the third quarter, with subsequent decline in demand during the fourth and first quarters. This seasonality trend is amplified in the Alaska service primarily due to winter weather and the timing of southbound seafood trade. As a result, earnings tend to follow a similar pattern, offset by periodic vessel dry-docking and other episodic cost factors, which can lead to earnings variability. In addition, in the China trade, volume is typically driven primarily by U.S. consumer demand for goods during key retail selling seasons. Freight rates are impacted mainly by macro supply and demand variables.

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

During the years ended December 31, 2020, 2019 and 2018, approximately 62 percent, 72 percent and 72 percent, respectively, of Matson’s Ocean Transportation revenues came from the Hawaii and Alaska trades that were subject to the Jones Act. Matson’s Hawaii and Alaska trade routes are included within the non-contiguous Jones Act market. The commerce of both Hawaii, as an island economy, and Alaska, due to its geographical location, are dependent on ocean transportation. The Jones Act ensures frequent, reliable, roundtrip service to these locations. Matson’s vessels operating in these trade routes are Jones Act qualified.

Matson is a member of the American Maritime Partnership (“AMP”) which supports the retention of the Jones Act and similar cabotage laws. The Jones Act has broad support from both houses of Congress and the Executive Branch.

Matson believes that the ongoing war on terrorism and geopolitical environment have further solidified political support for U.S. flagged vessels because a vital and dedicated U.S. merchant marine is a cornerstone for a strong homeland defense, as well as a critical source of trained U.S. mariners for wartime support. AMP seeks to inform elected officials and the public about the economic, national security, commercial, safety and environmental benefits of the Jones Act and similar cabotage laws. Repeal of the Jones Act would allow foreign-flagged vessel operators that do not have to abide by all U.S. laws and regulations to sail between U.S. ports in direct competition with Matson and other U.S. domestic operators that must comply with all such laws and regulations.

Other U.S. maritime laws require vessels operating between Guam, a U.S. territory, and U.S. ports to be U.S. flagged and predominantly U.S. crewed, but not U.S. built.

Cabotage laws are not unique to the United States, and similar laws exist around the world in over 90 countries, including regions in which Matson provides ocean transportation services. Any changes in such laws may have an impact on the services provided by Matson in those regions. For a discussion of the risks arising from the Jones Act and other regulations, see Part I, Item 1A of this Form 10-K.

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

Matson’s Ocean Transportation services engaged in U.S.-foreign commerce are subject to the jurisdiction of the Federal Maritime Commission (“FMC”). The FMC is a federal independent regulatory agency that is responsible for the regulation of international ocean-borne transportation to and from the U.S.

Matson applies a fuel-related surcharge rate to its Ocean Transportation customers. Changes in the fuel-related surcharge levels are correlated to market rates for bunker fuel prices along with other factors related to fuel expense recovery.

Other Environmental Regulations:

In addition to the vessel emission regulations discussed above, Matson’s operations are required to comply with other environmental regulations and requirements including the Oil Pollution Act of 1990, the Comprehensive Environmental Response Compensation & Liability Act of 1980, the Rivers and Harbors Act of 1899, the Clean Water Act, the Invasive Species Act and the Clean Air Act. Matson is also subject to state regulations affecting terminal and vessel emissions, such as the requirement to shut down vessel auxiliary engines while at berth at California ports and switch to electrical power. The Company actively monitors its operations to address compliance with these and other regulations.

For more information on Matson’s environmental stewardship initiatives, including its environmental goals, see Matson’s Sustainability Report and other information available at www.matson.com/sustainability. The website is provided for convenience only, and the contents of our website do not constitute a part of and are not incorporated by reference into this Form 10-K.

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

Freight Forwarding Services: Matson Logistics provides LCL consolidation and freight forwarding services primarily to the Alaska market through its wholly owned subsidiary, Span Intermediate, LLC (“Span Alaska”). Span Alaska’s business aggregates LCL freight at its cross-dock facility in Auburn, Washington for consolidation and shipment to its service center in Anchorage and a network of other facilities in Alaska. Span Alaska also provides trucking services to its Auburn cross-dock facility and from its Alaska based cross-dock facilities to final customer destinations in Alaska.

Warehousing and Distribution Services:  Matson Logistics operates two warehouses in Georgia and two warehouses in Northern California providing warehousing, value-added packaging and distribution services.

Supply Chain Management and Other Services:  Matson Logistics provides customers with a variety of logistics services including purchase order management, customs brokerage, LCL and full container load NVOCC freight forwarding services. Matson Logistics has supply chain operations in North America, China and other locations.

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

Matson Logistics’ transportation brokerage services compete most directly with C.H. Robinson Worldwide, the Hub Group, XPO and other freight brokers and intermodal marketing companies, and asset-invested market leaders such as J.B. Hunt. Competition is differentiated by the depth, scale and scope of customer relationships; vendor relationships and rates; network capacity; real-time visibility into the movement of customers’ goods; and other technology solutions. Additionally, while Matson Logistics primarily provides surface transportation brokerage, it also competes to a lesser degree with other forms of transportation for the movement of cargo.

Matson Logistics’ freight forwarding services compete most directly with a variety of freight forwarding companies that operate within Alaska including Carlile, Lynden, American Fast Freight and Alaska Traffic Company.

Customer Concentration:

Matson Logistics serves customers in numerous industries and geographical locations. In 2020, 2019 and 2018, the Company’s 10 largest logistics customers accounted for approximately 19 percent, 21 percent and 23 percent of Matson Logistics’ revenue, respectively. None of these customers individually accounts for more than 10 percent of Matson Logistics’ operating revenues. For additional information on Logistics revenues for the years ended December 31, 2020, 2019 and 2018, see Note 2 to the Consolidated Financial Statements in Item 8 of Part II below.

Seasonality:

In general, Matson Logistics’ services are not significantly impacted by seasonality factors, with the exception of its freight forwarding service to Alaska which may be affected by winter weather and the seasonal nature of the tourism industry.

C.	EMPLOYEES AND LABOR RELATIONS

Human Capital Strategy:

In support of Matson’s vision to be a great place to work for all employees, the Company focuses on a variety of human capital programs that have been developed to attract, retain and motivate its employee workforce. As a company that operates in various global locations, the Company’s human capital programs are designed to reflect the unique market practices in each geographic location. The Company’s success depends on employing a diverse, talented and engaged workforce that reflects its local communities, supports an environment of high standards and performance, and thrives in the Company’s collaborative and respectful culture.

During 2020, Matson had 4,149 employees worldwide, of which 128 employees were based in international locations and 2,953 employees were covered by collective bargaining agreements with unions. These numbers include seagoing personnel who rotate through billets (as described below) and temporary employees, but do not include employees of SSAT or other non-employee affiliates such as agents and contractors. In prior years, Matson reported the number of regular shoreside employees only and excluded seagoing personnel and temporary employees. The composition of Matson’s workforce by geography is as follows:

Matson’s fleet of active vessels requires 317 billets to operate. Each billet corresponds to a position on a vessel that typically is filled by two or more employees because seagoing personnel rotate between active sea-duty and time ashore. These amounts exclude billets related to Matson’s foreign flagged chartered vessels where the vessel owner is responsible for its seagoing personnel. Matson’s vessel management services also employed personnel in 32 billets to manage three U.S. government vessels.

Diversity, Equity and Inclusion:

For many years, Matson has been committed to improving diversity, providing equal pay for equal work and creating an inclusive culture. According to the U.S. Bureau of Labor Statistics, traditionally the shipping industry's workforce has been predominately represented by white males. While Matson’s workforce is representative of many of the communities where it operates, the Company believes it can do more to change the status quo within the Company and industry.

The composition of Matson’s domestic shoreside workforce by gender and race in 2020 is as follows (data for seagoing personnel is not available to the Company):

The composition of management positions within Matson’s domestic shoreside workforce by gender and race in 2020 is as follows (data for seagoing personnel is not available to the Company):

In 2020, the Company continued to advance many of its diversity, equity and inclusion efforts. This includes continuing its efforts to analyze pay among various employee groups to confirm pay equity across the Company. Externally, the Company is supporting programs intended to help build a diverse talent pool for Matson and its industry. In 2020, the Company committed $100,000 toward creation of new Matson scholarships to be offered in conjunction with approximately 15 higher education institutions and maritime academies in its communities with the goal of increasing diversity among those pursuing studies in transportation and logistics. Separately, the Company has committed more than $200,000 to expand its paid internship program with the goal of increasing exposure to the Company and industry among a diverse group of students in its various regional locations.

Total Rewards Programs:

Matson provides a highly competitive and balanced total rewards program designed to attract, retain and motivate its employees. While factors such as job, location and business unit ultimately determine which plans an employee may be eligible for participation, the Company’s total rewards offering includes market competitive base salaries, cash and equity incentives, recognition awards, health and welfare benefits, and employee and employer funded retirement plans. The Company believes that management level positions should have a portion of pay aligned with its short- and long-term business objectives. Accordingly, the Company’s total rewards program contains several pay-for-performance components tied to individual, business unit and company performance, as well as Matson stock price performance.

Succession and Career Planning:

Matson’s workforce is characterized by uniquely skilled, long-tenured employees. To create career pathways for future leaders while planning for the loss of retiring employees, the Company takes a proactive approach to succession and career planning. The Company focuses on providing the next generation of promising talent with the tools they need to build their own careers at Matson. In 2019 and 2020, 40 percent and 53 percent of open positions, respectively, were filled through internal promotions. The Company also provided more than 2,250 hours of employee training and development, while giving regular performance reviews to its non-union workforce.

For more information on Matson’s human capital programs, please see our Sustainability Report which is available at www.matson.com/sustainability. This website is provided for convenience only, and the contents of our website do not constitute a part of and are not incorporated by reference into this Form 10-K.

Bargaining Agreements:

Matson’s shoreside and seagoing employees are represented by a variety of unions. As shown in the chart below, union employees comprise 71% of Matson’s global workforce.

Matson has collective bargaining agreements with these unions that expire at various dates in the future. While Matson believes that it will be able to renegotiate these collective bargaining agreements with its various unions as they expire without any significant impact on its operations, no assurance can be given that such agreements will be reached without slow-downs, strikes, lockouts or other disruptions that may adversely impact Matson’s operations. For a discussion of the risks arising from the negotiation of collective bargaining agreements, see Part I, Item 1A of this Form 10-K.

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

Matson makes available, free of charge on or through its Internet website, Matson’s annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 as soon as reasonably practicable after it electronically files such material with, or furnishes them to, the U.S. Securities and Exchange Commission (“SEC”). The address of Matson’s Internet website is www.matson.com. This website is provided for convenience only, and the contents of our website do not constitute a part of and are not incorporated by reference into this Form 10-K.

The SEC maintains an Internet website that contains reports, proxy and information statements, and other information regarding Matson and other issuers that file electronically with the SEC. The address of the SEC’s Internet website is www.sec.gov.

ITEM 1A. RISK FACTORS

The following material factors, events and uncertainties may make an investment in the Company speculative or risky and should be reviewed carefully. The Company’s business faces the material risks set forth below; however, these risk factors do not identify all risks the Company faces, and additional risks or uncertainties that are currently unknown or are not currently believed to be material may occur or become material. The occurrence of these or the events and uncertainties described below may, in ways the Company may not be able to accurately predict, recognize, or control, adversely affect the Company’s business, financial condition, operating results, cash flows, liquidity, demand, revenue, growth, prospects, reputation, or stock price. All forward-looking statements made by the Company or on the Company’s behalf are qualified by the risks described below.

Risks Related to the Jones Act

Repeal, substantial amendment, or waiver of the Jones Act or its application would have an adverse effect on the Company’s business.

The Merchant Marine Act of 1920 (commonly referred to as the Jones Act) regulates all interstate and intrastate marine commerce within the U.S. If the Jones Act was to be repealed, substantially amended, or waived and, as a consequence, competitors were to enter the Hawaii or Alaska markets with lower operating costs by utilizing their ability to acquire and operate foreign-flagged and foreign-built vessels and/or being exempt from other U.S. regulations, the Company’s business would be adversely affected. In addition, the Company’s position as a U.S. citizen operator of Jones Act vessels would be negatively impacted if periodic efforts and attempts by foreign interests to circumvent certain aspects of the Jones Act were ever successful. If maritime cabotage services were included in the General Agreement on Trade in Services, the United States-Mexico-Canada Agreement, the U.S.-EU Trade Agreement or other international trade agreements, or if the restrictions contained in the Jones Act were otherwise altered, the shipping of cargo between covered U.S. ports could be opened to foreign-flagged or foreign-built vessels and could have other adverse impacts. In the past, the Prime Minister of the United Kingdom has suggested that the Jones Act should be a topic of trade negotiations between the U.S. and European Union.

The Company’s business would be adversely affected if the Company were determined not to be a U.S. citizen under the Jones Act.

Certain provisions of the Company’s articles of incorporation protect the Company’s ability to maintain its status as a U.S. citizen under the Jones Act. If non-U.S. citizens were able to defeat such articles of incorporation restrictions and own in the aggregate more than 25 percent of the Company’s common stock, the Company would no longer be considered as a U.S. citizen under the Jones Act. Such an event could result in the Company’s ineligibility to engage in coastwise trade and the imposition of substantial penalties against it, including seizure or forfeiture of its vessels.

Risks Related to the Company’s Operations

The Company’s results of operations have been adversely affected and could in the future be materially adversely impacted by the COVID-19 pandemic and its related economic effects.

The COVID-19 pandemic has harmed the U.S. and global economies, shut down or limited many business operations and disrupted manufacturing, supply chains, travel, drayage of containers, and transportation of goods. In the United States and in many other countries worldwide, public health officials and state and local governments have recommended or mandated precautions to mitigate the spread of COVID-19. The full impact of such disruptions on the Company’s business remains uncertain.

The pandemic has severely reduced tourism and is expected to continue to limit tourism in the markets the Company serves, including Hawaii, Guam and Alaska, and has led to reduced demand for freight that the Company would otherwise carry. In addition, the global macroeconomic effects of the pandemic and related impacts on the Company’s customers’ business operations, including financial difficulties or bankruptcies, may persist for an indefinite period, even after the pandemic has subsided.

In the Company’s China service, as a result of the pandemic, the Company has experienced increased demand for its expedited ocean services; however, as the pandemic subsides and supply and demand trends normalize, it is uncertain whether the high volumes and rates the Company has seen can be maintained in the future. In addition, the high volumes of freight from China have contributed to an industry-wide shortage of containers and chassis and congestion at U.S. West Coast ports. There have also been labor shortages at U.S. ports related to record cargo volume and outbreaks of COVID-19. If the Company cannot secure sufficient equipment or unload vessels on a timely basis to meet customer’ needs and schedules, customers may seek to have their transportation and logistics needs met by others on a temporary or permanent basis.

The Company’s operations have also been impacted. The Company’s employees are also restricted in their ability to travel. The Company may be further impacted if its employees are otherwise unable to perform their duties, including mariners aboard our vessels, or if the Company’s terminals are temporarily closed due to a COVID-19 outbreak. Some vessel dry-dockings could also be delayed or become more expensive if shipyards are unable to accommodate demand or obtain parts or if necessary personnel are not allowed to travel to the shipyards.

Due to the continuing uncertainty around the duration, breadth and severity of the COVID-19 pandemic, including the potential for resurgences or mutations of the virus, the actions taken to contain the virus or treat its impact, including the availability, distribution, efficacy and public acceptance of vaccines, and the impact of economic stimulus measures, the ultimate impact on the Company’s business, financial condition, operating results or cash flows cannot be reasonably estimated at this time. Additional or unforeseen effects from the COVID-19 pandemic may give rise to additional risks or instigate or amplify the other risks described throughout these Risk Factors.

Changes in economic conditions or governmental policies have resulted in a decrease in consumer confidence and market demand for the Company’s services and products in certain markets and have adversely affected the Company’s financial position, results of operations, liquidity, or cash flows.

Within the U.S., a weakening of economic drivers in Hawaii and Alaska, which include tourism, military spending, construction starts, personal income growth and employment, the weakening of consumer confidence, market demand, and the economy in the U.S. Mainland, and the effect of a change in the strength of the U.S. dollar against other foreign currencies, have reduced the demand for goods, adversely affecting inland and ocean transportation volumes or rates. For example, the uncertainties regarding the COVID-19 pandemic and other restrictions have severely decreased tourism, weakened consumer demand in certain segments, increased unemployment, and contributed to an economic downturn in the U.S., impacting freight volumes and revenues. The decline in the price of oil due to the oil trade wars and reduced demand from the decline in air or car travel in response to COVID-19 will further impact the Alaska economy, which in turn could impact the Company’s business. In addition, overcapacity in the global or transpacific ocean transportation markets, a change in the cost of goods or currency exchange rates, imposition of tariffs and uncertainties regarding tariff rates, or a change in international trade policies could adversely affect freight volumes and rates in the Company’s China service.

The shipping industry is competitive and the Company has been impacted by new or increased competition.

The Company may face new competition by established or start-up shipping operators that enter the Company’s markets. The shipping industry is competitive with limited barriers to entry as ocean carriers can shift vessels in and out of tradelanes or charter vessels to manage capacity and meet customer demands. For example, in May 2020, the Company’s major competitor in the China service upsized its expedited service from China to the U.S. West Coast. The entry of a new competitor or the addition of new vessels or capacity by existing competition on any of the Company’s routes could result in a significant increase in available shipping capacity that could have an adverse effect on the Company’s volumes and rates.

The loss of or damage to key customer or agent relationships may adversely affect the Company’s business.

The Company’s businesses are dependent on their relationships with customers and agents, and derive a significant portion of their revenues from the Company’s largest customers. The Company’s business relies on its relationships with the U.S. military, freight forwarders, large retailers and consumer goods and automobile manufacturers, as well as other larger customers. For more information regarding the Company’s significant customers, see the discussion in Part I, Item 1 of this Annual Report.

The Company could also be adversely affected by any changes in the services, or changes to the costs of services, provided by third party vendors such as railroads, terminals, agents and shipping companies, including charter vessel owners. Service structures and relationships with these parties are important in the Company’s intermodal business, as well as in the China, Guam, Micronesia, Japan, Alaska export and South Pacific services.

The loss of or damage to any of these key relationships may adversely affect the Company’s business and revenue.

The Company is dependent upon key vendors and third-parties for equipment, capacity and services essential to operate its business, and if the Company fails to secure sufficient third-party services, its business could be adversely affected.

The Company’s businesses are dependent upon key vendors who provide rail, truck and ocean transportation services. If the Company cannot secure sufficient transportation equipment, capacity or services from these third-parties at reasonable prices or rates to meet its or its customers’ needs and schedules, customers may seek to have their transportation and logistics needs met by others on a temporary or permanent basis. If this were to occur, the Company’s business, results of operations and financial condition could be adversely affected.

An increase in fuel prices, changes in the Company’s ability to collect fuel-related surcharges, and/or the cost or limited availability of required fuels on the U.S. West Coast may adversely affect the Company’s profits.

Fuel is a significant operating expense for the Company’s Ocean Transportation business. The price and supply of fuel are unpredictable and fluctuate based on events beyond the Company’s control. Increases in the price of fuel may adversely affect the Company’s results of operations. Increases in fuel costs also can lead to increases in other expenses, such as energy costs and costs to purchase outside transportation services. In the Company’s Ocean Transportation and Logistics services segments, the Company utilizes fuel-related surcharges, although increases in the fuel-related surcharge may adversely affect the Company’s competitive position and may not correspond exactly with the timing of increases in fuel expense. Changes in the Company’s ability to collect fuel-related surcharges also may adversely affect its results of operations.

Effective January 1, 2020, the IMO imposed a world-wide regulation generally requiring that all ships burn compliant fuel oil with a maximum sulfur content of less than or equal to 0.5 percent. Currently, LSFO is typically priced higher than HSFO due to the need for further oil refinement. In some market instances, the prices between the two products could be inverted. There is no guarantee that the Company’s contracts to secure LSFO on the U.S. West Coast will secure quantities in sufficient amounts and at a reasonable cost. In addition, prolonged use of LSFO on some Matson vessels could degrade engine performance or lead to higher maintenance costs. There may also be delays or other unexpected complications in connection with Matson’s announced plans to install a scrubber on at least one additional vessel. The Company’s ability to recover the higher costs of IMO 2020 compliant fuel through fuel-related surcharges, the availability of LSFO, and the potential impact on vessel performance may adversely affect the Company’s operations, business and profit.

The Company’s operations are susceptible to weather, natural disasters, maritime accidents, spill events and other operating risks.

The Company’s operations are vulnerable to disruption as a result of weather, natural disasters and other climate-driven events, such as bad weather at sea, hurricanes, typhoons, tsunamis, floods and earthquakes, as well as a maritime accident, oil or other spill, or other environmental mishap. Climate change has increased and may continue to increase the frequency, severity and uncertainty of such events. Such events interfere with the Company’s ability to provide on-time scheduled service, resulting in increased expenses and potential loss of business associated with such events. In addition, severe weather and natural disasters can result in interference with the Company’s terminal operations and may cause serious damage to its vessels and cranes. These impacts could be particularly acute in certain ports in Alaska where the Company is dependent on a single crane. The Company’s vessels and their cargoes are also subject to operating risks such as mechanical failure, collisions and human error.

The occurrence of any of these events may result in damage to or loss of vessels, containers, cargo and other equipment, loss of life or physical injury to its employees or people, pollution and suspension of operations. These events can expose the Company to reputational harm and liability for resulting damages and possible penalties that, pursuant to typical maritime industry policies, it must pay and then seek reimbursement from its insurer. Affected vessels may also be removed from service and thus would be unavailable for income-generating activity.

The Company’s casualty and liability insurance policies are generally subject to large retentions and deductibles and may not cover all losses the Company may incur. Some types of losses, such as losses resulting from a port blockage, generally, are not insured. In some cases the Company retains the entire risk of loss because it is not economically prudent to purchase insurance coverage or because of the perceived remoteness of the risk. Other risks are uninsured because insurance coverage may not be commercially available. Finally, the Company retains all risk of loss that exceeds the limits of its insurance.

In addition to the COVID-19 pandemic, the Company faces risks related to actual or threatened health epidemics, pandemics or other major health crises, which could significantly disrupt the Company’s business.

The Company’s business could be impacted adversely by the effects of public health epidemics, pandemics or other major heath crises (which the Company refers to collectively as public health crises). Actual or threatened public health crises may have a number of adverse impacts, including volatility in the global economy, impacts to the Company’s customers’ business operations, reduced tourism in the markets the Company serves, or significant disruptions in ocean-borne transportation of goods, logistics demand and supply chain activity, caused by a variety of factors such as quarantines, factory and office closures, port closures, or other government-imposed restrictions, any of which could adversely impact the Company’s business, financial condition, operating results and cash flows.

The Company’s significant operating agreements and leases could be replaced on less favorable terms or may not be replaced when they expire.

The significant operating agreements and leases entered into by the Company in its businesses, including those related to terminals, chartered vessels and warehouses as well as those with SSAT, expire at various points in the future and may not be replaced or could be replaced on less favorable terms, thereby adversely affecting the Company’s future financial position, results of operations and cash flows. For example, on November 26, 2018, a wholly-owned subsidiary of the Company entered into agreements whereby Maunalei, a U.S. flagged and Jones Act qualified vessel, was sold for $106.0 million and leased back from the buyer under an operating lease agreement. The customary representations, warranties and covenants contained in the agreements do not eliminate the risks that (a) the lessor could lose its Jones Act status, (b) the Company could not replace Maunalei in the event it is no longer Jones Act eligible, or (c) if the repurchase option is elected, the Company would not be able to consummate the repurchase of Maunalei at the end of the lease term.

The Company may face unexpected dry-docking or repair costs for its vessels.

The Company routinely engage shipyards to dry-dock its vessels for regulatory compliance and to provide repair and maintenance. Vessels may also have to be dry-docked or repaired at sea in the event of accidents or other unforeseen damage. Unexpected dry-dockings or repairs could require the Company to activate a reserve vessel, purchase additional fuel and operate a less-efficient, smaller vessel for a period of time. The Company also operates a number of older active and reserve vessels that may require more frequent and extensive maintenance. The cost of repairs are difficult to predict with certainty and can be substantial. In addition, the time when a vessel is out of service for maintenance is determined by a number of factors, including regulatory deadlines, market conditions, shipyard availability and customer requirements, and accordingly, the length of time that a vessel may be out of service may be longer than anticipated, which could adversely affect the Company’s business, financial condition, results of operations and cash flows.

The Company is involved in a joint venture and is subject to risks associated with joint venture relationships.

The Company is involved in a terminal joint venture with SSAT (and through SSAT, other joint ventures at various U.S. West Coast terminals), and may initiate future joint venture projects. A joint venture involves certain risks for the Company such as:

●	The Company’s lack of voting control over the joint venture, including the risk that the joint venture takes actions resulting in reputational harm to the Company;
●	Misalignment or inconsistency of interests between the Company and the joint venture partner;
●	Reliance on the joint venture partner to fund its share of capital or fulfill its other commitments, including the risk that the joint venture partner could become bankrupt; and
●	Operating difficulties and financial losses at the joint venture, which may lead to the Company writing down assets or incurring impairment charges.

In addition, the Company relies on SSAT for its stevedoring services at the ports of Long Beach and Oakland, California and Tacoma, Washington on the U.S. West Coast. The Company could be adversely affected by any changes in the services provided, or to the costs of such services provided by SSAT.

The Company is subject to risks associated with conducting business in foreign shipping markets.

Matson’s China, Alaska export, Micronesia, Japan and South Pacific services are subject to risks associated with conducting business in a foreign shipping market, which include:

●	Challenges associated with operating in foreign countries and developing relationships with foreign companies, business associates and governments, including as a result of cultural differences;
●	Difficulties in staffing and managing foreign operations, including dynamic employment and immigration laws;
●	The Company’s ability to comply with U.S. and foreign legal and regulatory restrictions, including anti-corruption laws such as the Foreign Corrupt Practices Act;
●	Not having continued access to existing port facilities or feeder vessels;
●	The Company’s ability to manage changes in the cost of goods or currency exchange rate fluctuations;
●	Political and economic instability; and
●	Dynamics involving U.S. trade relations with other countries, including the imposition of or uncertainty associated with the level of tariffs or other governmental actions.

The Company’s terminals in Hawaii and Alaska require modernization.

The Company has completed the first phase of renovating and modernizing its Sand Island terminal in Honolulu Harbor. Significant additional upgrades and projects remain. The Company has also begun discussions with state and local authorities in Anchorage, Alaska regarding upgrades to those terminal and port facilities. Regulatory, construction or other delays or cost overruns related to the expansion and modernization of the terminals could have an adverse impact on the Company’s business plans, financial condition and results of operations. In addition, the terminal modernization programs may not result in improved operational productivity or generate expected returns.

Heightened security measures, war, actual or threatened terrorist attacks, efforts to combat terrorism and other acts of violence may adversely impact the Company’s operations and profitability.

War, terrorist attacks and other acts of violence may cause consumer confidence and spending to decrease, or may affect the ability or willingness of tourists to travel to Hawaii, Guam or Alaska, thereby adversely affecting those economies and the Company. Additionally, future terrorist attacks could increase volatility in the U.S. and worldwide financial markets. Acts of war or terrorism may be directed at the Company’s shipping operations, or may cause the U.S. government to take control of Matson’s vessels for military operation. Heightened security measures, including customs inspections and related procedures in countries of origin and destination, potentially slow the movement and increase the cost of freight through U.S. or foreign ports, across borders or on U.S. or foreign railroads or highways.

Acquisitions may have an adverse effect on the Company’s business.

The Company’s growth strategy includes expansion through acquisitions, including, for example, the Company’s acquisitions of Horizon Lines, Inc. (“Horizon”) in 2015 and Span Intermediate, LLC (“Span Alaska”) in 2016. There is no assurance that the Company will be successful in identifying, negotiating, or consummating any future acquisitions. Even if suitable candidates are identified, such transactions may result in difficulties in assimilating acquired assets or companies, and may result in the diversion of the Company’s capital and its management attention from other business issues and opportunities. The Company may not be able to integrate companies that it acquires successfully, including their personnel, financial systems, distribution, operations and general operating procedures. The Company may also encounter challenges in achieving appropriate internal control over financial reporting in connection with the integration of an acquired company. The Company may pay a premium for an acquisition, resulting in goodwill that may later be determined to be impaired.

Risks Related to Employees

Work stoppages or other labor disruptions caused by the Company’s unionized workers and other workers or their unions in related industries could adversely affect the Company’s operations.

A significant portion of Matson’s employees are covered by collective bargaining agreements. Furthermore, the Company relies on the services of third-parties, including SSAT, that employ persons covered by collective bargaining agreements. For additional information on collective bargaining agreements with unions, see Item 1.C. Employees and Labor Relations of Part I of this Annual Report.

The Company has been adversely affected by actions taken by employees of the Company or other companies in related industries against efforts by management of the Company or other companies to control labor costs, restrain wage or benefit increases or modify work practices. Strikes and disruptions have occurred as a result of the failure of Matson or other companies in its industry to negotiate collective bargaining agreements with such unions successfully.

In addition, any slow-downs, strikes, lock-outs or other disruptions, including limits on the availability of labor through trade union hiring halls have had and in the future could have an adverse impact on Matson’s or SSAT’s operations.

Loss of the Company’s key personnel or failure to adequately manage human capital could adversely affect its business.

The Company’s future success will depend, in significant part, upon the continued services of its key personnel and skilled employees, including its senior management, as well as key personnel at its joint venture partners. The permanent or temporary loss of the services of key personnel could adversely affect the Company’s future operating results because of such employees’ experience and knowledge of the Company’s business and customer relationships. If key employees depart or are unable to work, the Company may incur significant costs to replace them. Additionally, the Company’s ability to execute its business model could be impaired if it cannot replace such personnel in a timely manner. The Company’s investments in and efforts to manage its human capital, including to maintain a desirable workplace culture, may not be successful in identifying, attracting, developing, motivating, retaining, competing for or replacing qualified personnel. The Company does not maintain key person insurance on any of its key personnel.

Risks Related to Information Technology

If the Company is not able to use the Company’s information technology and communications systems effectively, the Company’s ability to conduct business might be negatively impacted.

The Company is highly dependent on the proper functioning of our information technology systems to enable operations and compete effectively. The Company regularly updates its information technology systems or implements new systems, which could cause substantial business interruption. There is no assurance that the systems upgrades or new systems will meet our current or future business needs, or that they will operate as designed. For example, the Company is in the midst of a multi-year process to implement a new enterprise resource planning, or ERP, system intended to enhance operating efficiencies and provide more effective management of its business operations.

The Company’s information technology systems also rely on third-party service providers for access to the Internet, satellite-based communications systems, the electric grid, database storage facilities and telecommunications providers. The Company has no control over the operations of these third-party service providers. In the past, disruptions in the Company’s third-party service providers have impacted the Company’s operations, including the Company’s ability to book and manage freight, stow vessels, and process customs declarations. In response to the COVID-19 pandemic and in compliance with guidance from public health officials and state and local governments, many of the Company’s employees are working from home or remotely, increasing the Company’s dependence on its information technology systems and third-party providers. If the Company’s information technology and communications systems experience reliability issues, integration or compatibility concerns or if the Company’s third-party providers are unable to perform effectively or experience disruptions or failures, there could be an adverse impact on the availability and functioning of the Company’s information technology and communications systems, which could lead to business disruption or inefficiencies, reputational harm or loss of customers.

The Company’s information technology systems have in the past and may in the future be exposed to cybersecurity risks and other disruptions that could impair the Company’s ability to operate and adversely affect its business.

The shipping industry is a more frequent target of cyber attacks than some other industries because of the essential nature of these services. The Company relies extensively on its information technology systems and third-party service providers in many aspects of its business, including cloud services for accounting, billing, disbursement, cargo booking and tracking, vessel scheduling and stowage, equipment tracking, customer service, banking, payroll and employee communication systems. The Company also collects, stores and transmits sensitive data, including its proprietary business information and that of its customers, and personally identifiable information of its customers and employees. Despite the Company’s continuous efforts to make investments in the Company’s information technology systems and system-wide data security program, the implementation of security measures to protect the Company’s data and infrastructure against breaches and other cyber threats, and the Company’s use of internal processes and controls designed to protect the security and availability of the Company’s systems, the Company has in the past experienced and may in the future experience cybersecurity risks, such as computer viruses, hacking, malware, denial of service attacks, cyber terrorism, circumvention of security systems, malfeasance, breaches due to employee error, natural disasters, telecommunications failure, or other catastrophic events at the Company’s facilities, aboard its vessels or at third-party locations.

Any failure, breach or unauthorized access to the Company’s systems or those of third-parties on which the Company relies could result in the loss of confidential, sensitive or proprietary information, interruptions in its service or production or otherwise impact the Company’s ability to conduct business operations, and could result in potential reductions in revenue and profits, damage to its reputation or liability.

Risks Related to Financial Matters

The Company may be required to record a significant charge to earnings if recorded intangible assets associated with the Span Alaska acquisition become impaired.

The Company recorded significant intangible assets related to goodwill, customer relationships and trade name arising from the Span Alaska acquisition. The Company is required to test goodwill for impairment annually, or whenever events or changes in circumstances indicate that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. Factors that could lead to an impairment of goodwill or intangible customer relationships include any significant adverse changes affecting the reporting unit’s financial condition, results of operations, and future cash flows.

A deterioration of the Company’s credit profile, disruptions of the credit markets or higher interest rates could restrict its ability to access the debt capital markets or increase the cost of debt.

Deterioration in the Company’s credit profile may have an adverse effect on the Company’s ability to access the private or public debt markets and also may increase its borrowing costs. If the Company’s credit profile deteriorates significantly, its access to the debt capital markets or its ability to renew its committed lines of credit may become restricted, or the Company may not be able to refinance debt at the same levels or on the same terms. Because the Company relies on its ability to draw on its revolving credit facilities to support its operations when required, any volatility in the credit and financial markets that prevents the Company from accessing funds (for example, a lender that does not fulfill its lending obligation) could have an adverse effect on the Company’s financial condition and cash flows. Additionally, the Company’s credit agreements generally include an increase in borrowing rates if the Company’s credit profile deteriorates. Furthermore, the Company incurs interest under its revolving credit facilities based on floating rates. Floating rate debt creates higher debt service requirements if market interest rates increase, as was the case in connection with the U.S. Federal Reserve’s interest rate increases in 2018, which would adversely affect the Company’s cash flow and results of operations. In addition, as the floating rate on certain borrowings under the Company’s revolving credit facility is tied to LIBOR, the uncertainty regarding the future of LIBOR as well as the transition from LIBOR to an alternate benchmark rate or rates could pose funding risks for the Company and adversely affect the Company’s financing costs. Disruptions to the credit markets as a result of the COVID-19 pandemic or other macroeconomic or financial market developments could increase the Company’s cost of capital and limit the Company’s access to capital.

Failure to comply with certain restrictive financial covenants contained in the Company’s credit facilities could preclude the payment of dividends, impose restrictions on the Company’s business segments, capital resources or other activities or otherwise adversely affect the Company.

The Company’s credit facilities contain certain restrictive financial covenants, the most restrictive of which include a maximum ratio of debt to earnings before interest, taxes, depreciation and amortization (“EBITDA”), a minimum ratio of EBITDA to interest expense, certain prohibitions on additional priority debt, certain prohibitions on sale leaseback transactions, and the maintenance of minimum shareholders’ equity. If the Company does not maintain these and other required covenants, and a breach of such covenants is not cured timely or waived by the lenders, resulting in a default, the Company’s access to credit may be limited or terminated, dividends may be suspended, and the lenders could declare any outstanding amounts due and payable. The Company’s continued ability to borrow under its credit facilities is subject to compliance with these financial and other non-financial covenants.

The Company’s effective income tax rate may vary.

Various internal and external factors may have favorable or unfavorable material or immaterial effects on the Company’s effective income tax rate and, therefore, impact the Company’s net income and earnings per share. These factors include, but are not limited to changes in tax rates; changes in tax laws, regulations, and rulings; changes in interpretations of existing tax laws, regulations and rulings; changes in the evaluation of the Company’s ability to realize deferred tax assets, and changes in uncertain tax positions; changes in accounting principles; changes in current pre-tax income as well as changes in forecasted pre-tax income; changes in the level of Capital Construction Fund (“CCF”) deductions, non-deductible expenses, and expenses eligible for tax credits; changes in the mix of earnings among countries with varying tax rates; and acquisitions and changes in the Company’s corporate structure. These factors may result in periodic revisions to the Company’s effective income tax rate, which could affect the Company’s cash flow and results of operations.

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

The Company contributes to various multi-employer pension plans. In the event of a partial or complete withdrawal by the Company from any plan that is underfunded, the Company would be liable for a proportionate share of such plan’s unfunded vested benefits (see Note 11 to the Consolidated Financial Statements in Item 8 of Part II of this Annual Report). Based on the limited information available from plan administrators, which the Company cannot independently validate, the Company believes that its portion of the contingent liability in the case of a full withdrawal or termination may be material to its financial position and results of operations. If any other contributing employer withdraws from any plan that is underfunded, and such employer (or any member of its controlled group) cannot satisfy its obligations under the plan at the time of withdrawal, then the Company, along with the other remaining contributing employers, would be liable for its proportionate share of such plan’s unfunded vested benefits. In addition, if any of the multi-employer plans to which the Company contributes fails to satisfy the minimum funding requirements, the Internal Revenue Service will impose certain penalties and taxes on the Company and other contributing employers.

Risks Related to Legal, Regulatory and Compliance Matters

As an ocean transportation and logistics services company, the Company is subject to numerous safety, environmental, and other laws and regulations that impact the Company’s operations, are costly to comply with and expose us to liability.

The Company, including its vessels and terminals, is subject to numerous federal, state and local laws and regulations, including those related to safety, cabotage, equipment standards and government rates. In addition, the Company is subject to environmental laws and regulations, including those relating to air quality initiatives at port locations; air emissions; wastewater discharges; the transportation, handling and disposal of solid and hazardous materials, oil and oil-related products, hazardous substances and wastes; the investigation and remediation of contamination; health, safety and the protection of the environment and natural resources; and climate change, including any regulations, mandates or restrictions related to greenhouse gas emissions, such as a “cap and trade” system of allowances and credits, and energy use. For a discussion of specific laws and regulations, see Part I, Item 1, of this Annual Report. Any changes in applicable laws and regulations, including their enforcement or interpretation, as well as any new laws and regulations that are adopted, including as a result of the recent change in U.S. Presidential Administration, could impose significant additional costs and limitations on the Company’s ability to operate. Such costs may not be recoverable through increased payments from customers.

These laws and regulations require us to obtain certificates of financial responsibility and to adopt procedures for oil and hazardous substance spill prevention, response and clean up, among other requirements impacting the Company’s business. In complying with applicable laws and regulations, the Company has incurred expenses and may incur material future costs and expenses related to vessel and equipment modifications, new equipment, higher-priced fuel, changes in operating practices and procedures, tracking emissions, changing routes, installing scrubbers, adopting or modifying energy sources and undergoing additional oversight inspections, all of which could adversely affect the Company’s business and financial condition. For example, Matson’s vessels operate within emissions control areas, and the Company’s U.S. flagged vessels generally must be maintained “in class” and are subject to periodic inspections by the American Bureau of Shipping or similar classification societies. They also must be periodically inspected by, or on behalf of, the United States Coast Guard. The Company’s vessels’ operating certificates and licenses are renewed periodically during the required annual surveys of the vessels, but there is no assurance that the Company’s programs and policies will be sufficient to have such certificates and licenses renewed. The EPA also requires vessels to obtain coverage under a general permit and to comply with inspection, monitoring, discharge, recordkeeping and reporting requirements.

These laws and regulations provide for substantial fines, as well as criminal and civil penalties, in the event of any violations of, or non-compliance with, their requirements (including any waivers, permits or recordkeeping and other reporting requirements). Any vessel-generated pollution from incidents in U.S. waters within three nautical miles, and in some cases, within the 200-mile exclusive economic zone, for example, could expose us to such fines or penalties.

The Company is subject to, and may in the future be subject to, disputes, legal or other proceedings, and government inquiries or investigations that could have an adverse effect on the Company.

The nature of the Company’s business exposes it to the potential for disputes, legal or other proceedings, and government inquiries or investigations relating to antitrust matters, labor and employment matters, personal injury and property damage, environmental and other matters, as discussed in the other risk factors disclosed in this section or in other Company filings with the SEC. For example, Matson is a common carrier, whose tariffs, rates, rules and practices in dealing with its customers are governed by extensive and complex foreign, federal, state and local regulations, which may be the subject of disputes or administrative or judicial proceedings. If these disputes develop into proceedings, these proceedings, individually or collectively, could involve or result in significant expenditures or losses by the Company, or result in significant changes to Matson’s tariffs, rates, rules and practices in dealing with its customers.

The Company may continue to be exposed to risks and unknown liabilities related to the Horizon acquisition.

The Company acquired Horizon subject to all of the liabilities and obligations of its non-Hawaii business, including any remaining liabilities and obligations associated with its Puerto Rico operations, which Horizon ceased during the first quarter of 2015. The disposition of these liabilities, and any other obligations that are unknown to the Company, including contingent liabilities, could have an adverse effect on the Company’s financial condition and results of operations.

Pasha acquired Horizon’s former Hawaii business immediately before the Company acquired Horizon, and Pasha assumed substantially all liabilities and obligations related to Horizon’s Hawaii business and agreed to perform various covenants. In some cases, however, Horizon, as the original contracting party, may remain primarily responsible for such assumed Hawaii liabilities and obligations. The Company may incur losses related to such assumed Hawaii liabilities and obligations.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

Matson leases terminal facilities including office and storage space. Material terminal facilities, which are used by the Company’s Ocean Transportation segment, include the following locations:

Terminal Location	Acreage
Honolulu, Hawaii	105
Anchorage, Alaska	38
Dutch Harbor, Alaska	18
Kodiak, Alaska	6
Tacoma, Washington	14
Polaris Point, Guam	30

The Company is currently renewing certain terminal leases which expired during 2020. The Company expects to be able to renew these leases on similar terms to those that existed within the previous lease agreements. The Company’s other primary terminal facilities located at the ports of Oakland and Long Beach, California, and Tacoma, Washington are leased by SSAT.

Other material facilities used in the Company’s operations by both of the Company’s segments include the following:

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

In accordance with SEC rules, with respect to administrative or judicial proceedings involving the environment, the Company has determined that in future filings it will disclose any such proceeding if it reasonably believes such proceeding will result in monetary sanctions, exclusive of interest and costs, at or in excess of $1 million. The Company believes that such threshold is reasonably designed to result in disclosure of environmental proceedings that are material to its business or financial condition.

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

ITEM 4. MINE SAFETY DISCLOSURES

Not Applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

General Information: Matson’s common stock is traded on the New York Stock Exchange under the ticker symbol “MATX”. As of February 19, 2021, there were 2,103 shareholders of record of Matson common stock.

Stockholder Return Performance Graph and Trading Information: The following information in this Item 5 shall not be deemed filed for purposes of Section 18 of the Securities Exchange Act of 1934, nor shall it be deemed incorporated by reference in any filing under the Securities Act of 1933.

The cumulative total return listed below assumed an initial investment of $100 and reinvestment of dividends at each fiscal end and measures the performance of this investment as of the last trading day in the month of December for each of the five years ended December 31, 2020. The graph is a historical representation of past performance only and is not necessarily indicative of future performance.

*	$100 invested on December 31, 2015 in stock or index, including reinvestment of dividends.

Trading volume averaged 234,930 shares a day in 2020, compared with 155,804 shares a day in 2019 and 232,289 shares a day in 2018, as reported by the New York Stock Exchange.

Dividends: Dividends declared per share of common stock by the Company for each fiscal quarter during 2019 and 2020 were as follows:

Dividends
2019	Declared
First Quarter	$0.21
Second Quarter	$0.21
Third Quarter	$0.22
Fourth Quarter	$0.22
2020
First Quarter	$0.22
Second Quarter	$0.22
Third Quarter	$0.23
Fourth Quarter	$0.23

Matson’s Board of Directors also declared a cash dividend of $0.23 per share for the first quarter 2021, payable on March 4, 2021 to shareholders of record on February 11, 2021. Although Matson expects to continue paying quarterly cash dividends on its common stock, the declaration and payment of dividends are subject to the discretion of the Board of Directors and will depend upon Matson’s financial condition, results of operations, cash requirements and other factors deemed relevant by the Board of Directors.

ITEM 6. SELECTED FINANCIAL DATA

The comparative selected financial data of the Company is presented for each of the five years in the period ended December 31, 2020. The information should be read in conjunction with Item 8, “Financial Statements and Supplementary Data,” and Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations”. All fiscal years include 52 weeks, except for the year ended December 31, 2016 which includes 53 weeks:

(In millions, except per share amounts)	2020	2019	2018	2017	2016
Operating Revenue: (1)
Ocean Transportation	$1,853.9	$1,666.6	$1,641.3	$1,571.8	$1,541.1
Logistics	529.4	536.5	581.5	475.1	400.5
Total Operating Revenue	$2,383.3	$2,203.1	$2,222.8	$2,046.9	$1,941.6

Operating and Net Income: (1)
Ocean Transportation (2)	$244.8	$90.8	$131.1	$126.4	$144.5
Logistics	35.5	38.3	32.7	20.9	12.2
Total Operating Income	280.3	129.1	163.8	147.3	156.7
Interest expense	(27.4)	(22.5)	(18.7)	(24.2)	(24.1)
Other income (expense), net	6.1	1.2	2.6	2.1	(2.1)
Income before Income Taxes	259.0	107.8	147.7	125.2	130.5
Income taxes (3)	(65.9)	(25.1)	(38.7)	105.8	(49.1)
Net Income	$193.1	$82.7	$109.0	$231.0	$81.4

Identifiable Assets: (1)(6)
Ocean Transportation (4)	$2,431.1	$2,424.5	$2,071.6	$1,941.5	$1,726.3
Logistics	469.5	420.9	358.8	310.1	293.3
Total Assets	$2,900.6	$2,845.4	$2,430.4	$2,251.6	$2,019.6

Capital Expenditure: (5)
Ocean Transportation	$190.0	$294.5	$385.4	$305.3	$179.1
Logistics	2.3	15.8	15.8	1.7	0.3
Total Capital Expenditures	$192.3	$310.3	$401.2	$307.0	$179.4

Depreciation and Amortization:
Ocean Transportation	$107.4	$93.6	$87.0	$93.3	$92.6
Logistics	7.5	6.8	7.4	7.9	4.5
	114.9	100.4	94.4	101.2	97.1
Deferred Dry-docking Amortization — Ocean Transportation	25.1	34.3	37.4	46.2	38.9
Total Depreciation and Amortization	$140.0	$134.7	$131.8	$147.4	$136.0

Earnings Per Share in Net Income:
Basic	$4.48	$1.93	$2.55	$5.38	$1.89
Diluted	$4.44	$1.91	$2.53	$5.35	$1.87

Cash dividends per share declared	$0.90	$0.86	$0.82	$0.78	$0.74

As of December 31:
Total debt obligations — including current portion	$744.8	$958.4	$856.4	$857.1	$738.9
Total Shareholders' equity	$961.2	$805.7	$755.3	$677.2	$494.9
Shares outstanding	43.2	42.9	42.7	42.5	42.9
(1)	2016 and subsequent selected financial data includes the operation of Span Alaska acquired as of August 4, 2016.
(2)	The Ocean Transportation segment includes $26.3 million, $20.8 million, $36.8 million, $28.2 million and $15.8 million of equity in income from the Company’s investment in SSAT, for 2020, 2019, 2018, 2017 and 2016, respectively.
(3)	Income taxes for the years ended December 31, 2019, 2018 and 2017 include a non-cash income tax (expense)/benefit of $2.9 million, $(2.9) million and $154.0 million, respectively, related to the remeasurement of the Company’s deferred assets and liabilities and other discrete adjustments as a result of applying the Tax Cut and Jobs Act of 2017.
(4)	The Ocean Transportation segment includes $48.7 million, $76.2 million, $87.0 million, $93.2 million and $82.4 million related to the Company’s investment in SSAT as of December 31, 2020, 2019, 2018, 2017 and 2016, respectively.
(5)	Excludes expenditures related to Matson’s acquisition of Span Alaska which were classified as payments for acquisitions in Cash Flows used in Investing Activities within the Consolidated Statements of Cash Flows.
(6)	Identifiable assets for 2020 and 2019 includes Operating lease right of use assets resulting from the adoption of the lease accounting standard in 2019.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS AND RISK FACTORS

The Company, from time to time, may make or may have made certain forward-looking statements, whether orally or in writing, such as forecasts and projections of the Company’s future performance or statements of management’s plans and objectives. These statements are “forward-looking” statements as that term is defined in the Private Securities Litigation Reform Act of 1995. Such forward-looking statements may be contained in, among other things, SEC filings such as Forms 10-K, 10-Q and 8-K, the Annual Report to Shareholders, press releases made by the Company, the Company’s Internet websites (including websites of its subsidiaries), and oral statements made by the officers of the Company. Except for historical information contained in these written or oral communications, such communications contain forward-looking statements. These include, for example, all references to 2021 or future years. New risk factors emerge from time to time and it is not possible for the Company to predict all such risk factors, nor can it assess the impact of all such risk factors on the Company’s business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements. Accordingly, forward-looking statements cannot be relied upon as a guarantee of future results and involve a number of risks and uncertainties that could cause actual results to differ materially from those projected in the statements, including but not limited to the factors that are described in Part I, Item 1A under the caption of “Risk Factors” of this Form 10-K, which section is incorporated herein by reference. The Company is not required, and undertakes no obligation, to revise or update forward-looking statements or any factors that may affect actual results, whether as a result of new information, future events, or circumstances occurring after the date of this report.

OVERVIEW

Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is designed to provide a discussion of the Company’s financial condition, results of operations, liquidity and certain other factors that may affect its future results from the perspective of management. The discussion that follows is intended to provide information that will assist in understanding the changes in the Company’s Consolidated Financial Statements from year to year, the primary factors that accounted for those changes, and how certain accounting principles, policies and estimates affect the Company’s Consolidated Financial Statements. MD&A is provided as a supplement to, and should be read in conjunction with the Consolidated Financial Statements and the accompanying notes to the Consolidated Financial Statements in Item 8 of Part II below. Discussion and analysis of the financial condition and results of operations of Matson for the years ended December 31, 2019 and 2018 can be found in Part II, Item 7 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2019, filed with the SEC on February 28, 2020.

MD&A is presented in the following sections:

◾	Fourth Quarter 2020 Discussion and Update on Business Conditions
◾	Consolidated Results of Operations
◾	Analysis of Operating Revenue and Income by Segment
◾	Liquidity and Capital Resources
◾	Contractual Obligations, Commitments, Contingencies and Off-Balance Sheet Arrangements
◾	Critical Accounting Estimates
◾	Other Matters

Fourth Quarter 2020 Discussion and Update on Business Conditions

Ocean Transportation: The Company’s container volume in the Hawaii service in the fourth quarter 2020 was 0.8 percent higher year-over-year primarily due to an additional westbound sailing and higher demand for sustenance and home improvement goods, partially offset by lower tourism activity as a result of the pandemic. The State of Hawaii eased visitor travel restrictions to the islands in October and saw an improvement in the daily passenger counts, but tourism activity remained significantly below the levels achieved in the prior year period. Tourism levels are expected to remain low until the pandemic subsides and to have a meaningfully negative impact on Hawaii’s economy.

In China, the Company’s container volume in the fourth quarter 2020 was 139.1 percent higher year-over-year due to volume from the CLX+ service in addition to higher volume on the CLX service as a result of our increased capacity in the tradelane. Matson continued to realize a rate premium in the fourth quarter 2020 and achieved average freight rates that were higher than in the year ago period. The Company expects elevated consumption of e-commerce and other commodities coupled with other supply and demand factors in the tradelane to largely remain favorable in the first half of 2021 as the pandemic persists. As the pandemic subsides with widespread vaccination, we expect some of the supply and demand factors that we are currently benefitting from to remain and continue to drive demand for our CLX and CLX+ services.

In Guam, the Company’s container volume in the fourth quarter 2020 increased 4.2 percent year-over-year primarily due to higher demand for sustenance and home improvement goods, partially offset by lower tourism activity as a result of the pandemic. In the near-term, we expect depressed tourism levels to have a negative impact on the Guam economy.

In Alaska, the Company’s container volume for the fourth quarter 2020 increased 18.9 percent year-over-year as a result of higher northbound volume primarily due to two additional sailings and higher demand for sustenance and home improvement goods, and modestly higher southbound volume. The Alaska economy continues to be negatively impacted by the economic effects from the COVID-19 pandemic and a low oil price environment. In the near-term, we expect the economy to slowly recover, but remain challenged until the pandemic subsides.

The contribution in the fourth quarter 2020 from the Company’s SSAT joint venture investment was $10.9 million, or $7.9 million higher than the fourth quarter 2019. The increase was driven by higher lift volume.

Logistics: In the fourth quarter 2020, operating income for the Company’s Logistics segment was $9.6 million, or $2.0 million higher compared to the operating income achieved in the fourth quarter 2019. The increase was due primarily to a higher contribution from transportation brokerage as a result of elevated goods consumption and inventory restocking and tight supply and demand fundamentals in our core markets.

CONSOLIDATED RESULTS OF OPERATIONS

The following analysis of the financial results of operations of Matson for the years ended December 31, 2020 and 2019 should be read in conjunction with the Consolidated Financial Statements in Item 8 of Part II below.

Consolidated Results: 2020 compared with 2019:

	Years Ended December 31,
(Dollars in millions, except per share amounts)	2020	2019	Change
Operating revenue	$2,383.3	$2,203.1	$180.2	8.2%
Operating costs and expenses	(2,103.0)	(2,074.0)	(29.0)	1.4%
Operating income	280.3	129.1	151.2	117.1%
Interest expense	(27.4)	(22.5)	(4.9)	21.8%
Other income (expense), net	6.1	1.2	4.9	408.3%
Income before income taxes	259.0	107.8	151.2	140.3%
Income taxes	(65.9)	(25.1)	(40.8)	162.5%
Net income	$193.1	$82.7	$110.4	133.5%
Basic earnings per share	$4.48	$1.93	$2.55	132.1%
Diluted earnings per share	$4.44	$1.91	$2.53	132.5%

Fiscal Year: Fiscal years ended December 31, 2020 and 2019 include 52 weeks.

Consolidated Operating Revenue for the year ended December 31, 2020 increased $180.2 million, or 8.2 percent, compared to the prior year. The increase was due to an increase in Ocean Transportation revenue of $187.3 million offset by a decrease in Logistics revenue of $7.1 million.

Operating Costs and Expenses for the year ended December 31, 2020 increased $29.0 million, or 1.4 percent, compared to the prior year. The increase was due to an increase in Ocean Transportation operating costs and expenses of $33.3 million which was partially offset by a decrease in Logistics operating costs and expenses of $4.3 million.

Operating Income for the year ended December 31, 2020 increased $151.2 million, or 117.1 percent, compared to the prior year. The increase was due to an increase in Ocean Transportation operating income of $154.0 million which was partially offset by an decrease in Logistics operating income of $2.8 million.

The reasons for changes in operating revenue, operating costs and expenses, and operating income are described below, by business segment, in the Analysis of Operating Revenue and Income by Segment.

Interest Expense was $27.4 million for the year ended December 31, 2020, compared to $22.5 million in the prior year. The increase in interest expense was due to a lower offset amount of capitalized interest associated with new vessel construction, partially offset by a reduction in outstanding debt.

Other Income (Expense), net was $6.1 million for the year ended December 31, 2020, compared to $1.2 million in the prior year, and relates to the amortization of certain components of net periodic benefit costs or gains related to the Company’s pension and post-retirement plans, and interest income received from income tax refunds. The increase in Other income (expense) was due to favorable adjustments reflected in the Company’s pension and post-retirement plan liabilities and higher interest received from income tax refunds during the year ended December 31, 2020.

Income Taxes for the year ended December 31, 2020 were $65.9 million, or 25.4 percent of income before income taxes, compared to $25.1 million, or 23.3 percent of income before income taxes in the prior year. The 2019 income tax rate benefited from a $2.9 million, or 2.7 percent of non-cash benefit included in income tax expense, resulting from applying the Tax Cuts and Jobs Act of 2017 (the “Tax Act”).

Net Income during the year ended December 31, 2020 increased $110.4 million, or 133.5 percent, compared to the prior year.

ANALYSIS OF OPERATING REVENUE AND INCOME BY SEGMENT

The following analysis of operating revenue and income by segment for the years ended December 31, 2020 and 2019 should be read in conjunction with the Company’s reportable segments information included in Item 6 of Part II and Note 3 to the Consolidated Financial Statements in Item 8 of Part II.

Ocean Transportation: 2020 compared with 2019:

	Years Ended December 31,
(Dollars in millions)	2020	2019	Change
Ocean Transportation revenue	$1,853.9	$1,666.6	$187.3	11.2%
Operating costs and expenses	(1,609.1)	(1,575.8)	(33.3)	2.1%
Operating income	$244.8	$90.8	$154.0	169.6%
Operating income margin	13.2%	5.4%

Volume (Forty-foot equivalent units (FEU), except for automobiles) (1)
Hawaii containers	145,700	146,600	(900)	(0.6)%
Hawaii automobiles	46,600	62,900	(16,300)	(25.9)%
Alaska containers	72,600	69,400	3,200	4.6%
China containers	118,900	64,000	54,900	85.8%
Guam containers	18,900	19,400	(500)	(2.6)%
Other containers (2)	17,500	16,900	600	3.6%
(1)	Approximate volumes included for the period are based on the voyage departure date, but revenue and operating income are adjusted to reflect the percentage of revenue and operating income earned during the reporting period for voyages in transit at the end of each reporting period.
(2)	Includes containers from services in various islands in Micronesia and the South Pacific, and Okinawa, Japan.

Ocean Transportation revenue increased $187.3 million, or 11.2 percent, during the year ended December 31, 2020, compared with the year ended December 31, 2019. The increase was primarily due to higher freight revenue in the China service, including revenue associated with the CLX+ service, partially offset by lower fuel-related surcharge revenue and lower revenue in Hawaii.

On a year-over-year FEU basis, Hawaii container volume decreased 0.6 percent primarily due to lower volume as a result of the pandemic and its effects on tourism, partially offset by volume associated with the dry-docking of one of Pasha’s vessels in the second quarter and higher demand for sustenance and home improvement goods; Alaska volume increased by 4.6 percent primarily due to higher northbound volume, including volume associated with the dry-docking of a competitor’s vessel and one additional sailing, partially offset by modestly lower southbound volume; China volume was 85.8 percent higher primarily due to volume from the CLX+ service in addition to higher volume on the CLX service as a result of our increased capacity in the tradelane; Guam volume was 2.6 percent lower primarily due to lower demand for retail-related goods resulting from the pandemic and its related effects; and Other container volume increased 3.6 percent.

Ocean Transportation operating income increased $154.0 million, or 169.6 percent, during the year ended December 31, 2020, compared with the year ended December 31, 2019. The increase was primarily due to a higher contribution from the China service, including the contribution from the CLX+ service, and lower vessel operating costs, including the impact of one less vessel operating in the Hawaii service, partially offset by a lower contribution from the Hawaii service.

The Company’s SSAT terminal joint venture investment contributed $26.3 million during the year ended December 31, 2020, compared to a contribution of $20.8 million during the year ended December 31, 2019. The increase was largely attributable to lower operating costs.

Logistics: 2020 compared with 2019:

	Years Ended December 31,
(Dollars in millions)	2020	2019	Change
Logistics revenue	$529.4	$536.5	$(7.1)	(1.3)%
Operating costs and expenses	(493.9)	(498.2)	4.3	(0.9)%
Operating income	$35.5	$38.3	$(2.8)	(7.3)%
Operating income margin	6.7%	7.1%

Logistics revenue decreased $7.1 million, or 1.3 percent, during the year ended December 31, 2020, compared with the year ended December 31, 2019. The decrease was primarily due to lower transportation brokerage and freight forwarding revenue.

Logistics operating income decreased $2.8 million, or 7.3 percent, for the year ended December 31, 2020, compared with year ended December 31, 2019. The decrease was due primarily to a lower contribution from freight forwarding.

LIQUIDITY AND CAPITAL RESOURCES

Sources of liquidity available to the Company at December 31, 2020 compared to December 31, 2019, were as follows:

Cash and Cash Equivalents, Restricted Cash and Accounts Receivable: Cash and cash equivalents, restricted cash and accounts receivable, net, as of December 31, 2020 and 2019 were as follows:

	As of December 31,
(In millions)	2020	2019	Change
Cash and cash equivalents	$14.4	$21.2	$(6.8)
Restricted cash	$5.3	$7.2	$(1.9)
Accounts receivable, net (1)	$253.4	$205.9	$47.5
(1)	Eligible accounts receivable of $1.7 million at December 31, 2020 and 2019 were assigned to the CCF.

Changes in the Company’s cash, cash equivalents and restricted cash for the years ended December 31, 2020, 2019 and 2018 were as follows:

	As of December 31,
				Change
(In millions)	2020	2019	2018	2020-2019	2019-2018
Net cash provided by operating activities (1)	$429.8	$248.8	$305.0	$181.0	$(56.2)
Net cash used in investing activities (2)	(177.0)	(306.9)	(260.3)	129.9	(46.6)
Net cash provided by (used in) financing activities (3)	(261.5)	62.0	(40.0)	(323.5)	102.0
Net (decrease) increase in cash, cash equivalents and restricted cash	(8.7)	3.9	4.7	(12.6)	(0.8)
Cash, cash equivalents and restricted cash, beginning of the period	28.4	24.5	19.8	3.9	4.7
Cash, cash equivalents and restricted cash, end of the period	$19.7	$28.4	$24.5	$(8.7)	$3.9

(1)	Changes in Net Cash Provided by Operating Activities: Changes in net cash provided by operating activities for the years ended December 31, 2020, 2019 and 2018 were as follows:

	Change
(In millions)	2020-2019	2019-2018
Net income from operations	$110.4	$(26.3)
Non-cash deferred income taxes	28.5	(5.7)
Other non-cash related changes, net	17.0	2.6
Amortization of operating lease right of use assets	14.1	60.7
Income and distributions from SSAT, net	24.7	(0.8)
Operating lease liabilities	(16.0)	(59.9)
Deferred dry-docking payments	9.1	(6.7)
Accounts receivable, net	(65.8)	46.9
Prepaid expenses and other assets	(2.6)	20.3
Accounts payable, accruals and other liabilities	58.7	(85.1)
Other long-term liabilities	2.9	(2.2)
Total	$181.0	$(56.2)

The change in the amortization of operating lease right of use assets and operating lease liabilities primarily relates to the timing of adopting the lease accounting standard during the year ended December 31, 2019. The Company’s share of income from SSAT was $26.3 million during the year ended December 31, 2020, compared to $20.8 million in the prior year, while distributions from SSAT was $55.4 million during the year ended December 31, 2020, compared to $25.2 million of distributions received in the prior year. Deferred dry-docking payments were $16.8 million for the year ended December 31, 2020, compared to $25.9 million in the prior year. The decrease in deferred dry-docking payments was due to a reduction in vessel dry-docking activities during the year ended December 31, 2020, compared to the prior year. Changes in accounts receivable are primarily due to increased revenues during the year ended December 31, 2020, compared to the prior year, and also due to the timing of collections as of December 31, 2020, compared to the prior year. Changes in prepaid expenses and other assets are due to the timing of prepaid income taxes, changes in the amount of insurance related receivables and changes in other prepaid amounts as of December 31, 2020, compared to the prior year. Changes in accounts payable, accruals and other liabilities are primarily due to increased operating costs during the year ended December 31, 2020, compared to the prior year, and also due to the timing of payments associated with those liabilities.

(2)	Changes in Net Cash Used in Investing Activities: Changes in net cash used in investing activities for the years ended December 31, 2020, 2019 and 2018 were as follows:

	Change
(In millions)	2020-2019	2019-2018
Capitalized vessel construction expenditures	$131.3	$119.5
Cash deposits into CCF	(36.2)	243.8
Withdrawals from CCF	36.2	(244.7)
Other capital expenditures	(13.3)	(28.6)
Proceeds from disposal of property and equipment, net	11.9	(132.9)
Proceeds from sale of other investments	—	(3.7)
Total	$129.9	$(46.6)

Capitalized vessel construction expenditures (including capitalized interest and owners’ items) was $87.8 million for the year ended December 31, 2020, compared to $219.1 million in the prior year. The decrease in capitalized vessel construction expenditures (including cash deposited into the CCF less cash withdrawals from the CCF which are used for vessel construction related payments) is due to fewer progress payments related to the construction of new vessels during 2020, compared to the prior year. Other capital expenditures (excluding capitalized vessel construction expenditures) was $104.5 million for the year ended December 31, 2020, compared to $91.2 million for the prior year. The increase was primarily due to higher levels of capital expenditures related to the installation of scrubbers on vessels and the Hawaii Sand Island terminal expansion and modernization program during the year ended December 31, 2020, compared to the prior year. Proceeds from the disposal of property and equipment was $15.3 million for the year ended December 31, 2020, compared to $3.4 million for the prior year. Disposals of property and equipment during the year ended December 31, 2020 included net proceeds of approximately $14.3 million from the sale and leaseback of container and equipment.

(3)	Changes in Net Cash Provided by (Used in) Financing Activities: Changes in net cash provided by (used in) financing activities for the years ended December 31, 2020, 2019 and 2018 were as follows:

	Change
(In millions)	2020-2019	2019-2018
Proceeds received from issuance of fixed interest debt	$325.5	$—
Repayments of fixed interest debt and capital leases	(174.4)	(11.4)
Repayments and borrowings under revolving credit facility, net	(451.4)	114.1
Payment of financing costs	(18.5)	—
Change in other payments, net	(4.7)	(0.7)
Total	$(323.5)	$102.0

During the year ended December 31, 2020, the Company received $325.5 million of proceeds from two new Title XI debt issuances, paid $47.1 million in scheduled principal payments, and prepaid $169.5 million of private debt at par, compared to $42.1 million in scheduled principal payments in the prior year. Net repayments of the Company’s revolving credit facility totaled $307.3 million for the year ended December 31, 2020, compared to net borrowings of $144.1 million in the prior year. The decrease in borrowing under the revolving credit facility was primarily due to an increase in cash provided by operating activities, proceeds from the issuance of Title XI debt, and a reduction in vessel construction payments. The Company paid $18.5 million in financing costs related to the Title XI debt issuance during the year ended December 31, 2020. No financing costs were incurred in the prior year.

Debt: Total debt as of December 31, 2020 and 2019 is as follows:

	As of December 31,
(In millions)	2020	2019	Change
Revolving credit facility	$71.8	$379.1	$(307.3)
Fixed interest debt	688.3	579.3	109.0
Total Debt	$760.1	$958.4	$(198.3)

Total debt decreased by $198.3 million during the year ended December 31, 2020 compared to the prior year. The decrease in the Company’s revolving credit facility during the year ended December 31, 2020 was primarily due to increased cash provided by operating activities, a reduction in progress payments related to the construction of new vessels, and proceeds from new Title XI financing that was used to pay down the revolving credit facility. The increase in fixed interest debt was due to the new Title XI financing agreements entered into during 2020 which were partially offset by scheduled debt payments made during the year ended December 31, 2020.

As of December 31, 2020, the Company had $570.1 million of unused capacity under the revolving credit facility, which matures on June 29, 2022. The leverage ratio under the debt agreements as of December 31, 2020 was approximately 1.7 times. The Company’s debt is described in Note 8 to the Consolidated Financial Statements in Item 8 of Part II.

Working Capital: The Company had a working capital deficiency of $205.6 million at December 31, 2020, compared to a working capital deficiency of $147.1 million at December 31, 2019. Working capital is impacted by the use of cash to reduce the Company’s long-term revolving credit facility as of December 31, 2020, by the amount and timing of collections associated with accounts receivable and other assets, and by the amount and timing of payments associated with accounts payable, accruals and other liabilities. Working capital deficiency increased as of December 31, 2020, primarily due to the reduction in prepaid expenses and other assets as a result of the collection of income tax and insurance receivables, and an increase in other liabilities due to employee incentives and other accruals.

Capital Expenditures: In 2021, the Company expects to make the following capital expenditures: (i) maintenance related capital expenditures of approximately $60 - $70 million; (ii) acquisition of equipment to support growth in the CLX+ and AAX services of approximately $55 million; (iii) construction of a new barge of approximately $25 million; and (iv) dry-dock scrubber installation costs of approximately $20 million. Such capital expenditures are expected to be financed through cash provided by operating activities and the Company’s revolving credit facility.

CONTRACTUAL OBLIGATIONS, COMMITMENTS, CONTINGENCIES AND OFF-BALANCE SHEET ARRANGEMENTS

Contractual Obligations:

At December 31, 2020, the Company had the following estimated contractual obligations:

	Payment Due By Period
Contractual Obligations (in millions)	2021	2022-2023	2024-2025	Thereafter	Total
Total debt obligations (1)	$59.2	$197.2	$103.4	$400.3	$760.1
Operating lease obligations (2)	80.5	100.5	55.7	65.6	302.3
Estimated interest on debt (3)	19.2	29.1	21.0	44.2	113.5
Qualified defined benefit pension obligations (4)	14.0	29.0	29.6	76.2	148.8
Multi-employer withdrawal obligations (5)	10.6	8.2	8.2	59.7	86.7
Vendor and other obligations (6)	67.2	1.9	—	—	69.1
Post-retirement benefit obligations (4)	1.0	2.0	2.2	5.5	10.7
Non-qualified pension obligations (4)	1.7	2.2	—	0.6	4.5
Total	$253.4	$370.1	$220.1	$652.1	$1,495.7
(1)	Total debt obligations include principal repayments of outstanding debt (see Note 8 to the Consolidated Financial Statements in Item 8 of Part II below, for additional information).
(2)	Operating lease obligations primarily consist of real estate and terminal leases, vessel charter leases, operations equipment and other leases entered into under non-cancellable arrangements (see Note 9 to the Consolidated Financial Statements in Item 8 of Part II below, for additional information).
(3)	Estimated interest on debt is determined based on: (i) the stated interest rate for fixed debt, and (ii) the estimated variable interest on revolving credit facility assuming the balance at December 31, 2020 remains outstanding until maturity.
(4)	Qualified defined benefit pension, non-qualified pension and post-retirement benefit obligations include estimated payments for the next ten years. The amounts noted in the column labeled “Thereafter” represent estimated benefit payments for 2026 through 2030 (see Note 11 to the Consolidated Financial Statements in Item 8 of Part II below, for additional information).
(5)	Multi-employer withdrawal obligations relate to the discounted liability associated with Horizon’s mass withdrawal from Puerto Rico’s multi-employer ILA-PRSSA and the partial withdrawal liability associated with the Local 153 Fund of the OPEIU (see Note 12 to the Consolidated Financial Statements in Item 8 of Part II below, for additional information).
(6)	Vendor and other obligations include: (i) non-cancellable contractual capital project obligations; (ii) dry-docking related obligations; and (iii) other contractual obligations. Amounts are considered obligations if a contract has been agreed to specifying significant terms of the contract, and the amounts are not reflected in the Consolidated Balance Sheets.

Estimated timing and amount of payments related to unrecognized tax benefits of $18.3 million as of December 31, 2020 are excluded from the table due to the uncertainty of such timing and payments, if any.

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

Future minimum payments under operating leases are $302.3 million as of December 31, 2020. In addition, the Company provided a lessor with a maximum residual value guarantee related to the lease of a vessel. Additional information related to leases and the vessel lease guarantee is set forth in Note 9 to the Consolidated Financial Statements in Item 8 of Part II below, and is incorporated herein by reference.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

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

The Company considers an accounting estimate to be critical if: (i)(a) the accounting estimate requires the Company to make assumptions that are difficult or subjective about matters that were highly uncertain at the time that the accounting estimate was made, (b) changes in the estimate are reasonably likely to occur in periods after the period in which the estimate was made, or (c) use of different estimates by the Company could have been used; and (ii) changes in those accounting estimates would have had a material impact on the financial condition or results of operations of the Company. The critical accounting policies and estimates inherent in the preparation of the Company’s Consolidated Financial Statements are described below. Management has discussed the development and selection of these critical accounting estimates with the Audit Committee of our Board of Directors.

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

Long-lived Assets and Finite-lived Intangible Assets: Long-lived assets and finite-lived intangible assets are grouped at the lowest level reporting unit for which identifiable cash flows are available. In evaluating for impairment, the estimated future undiscounted cash flows generated by each of these asset groups are compared with the carrying value recorded for each asset group to determine if its carrying value is recoverable. If this review determines that the amount recorded will not be recovered, the amount recorded for the asset group is reduced to its estimated fair value. These asset impairment analyses are highly subjective because they require management to make assumptions and apply considerable judgments to, among other things, estimates of the timing and amount of future cash flows, expected useful lives of the assets, potential impact of future events, including changes in economic conditions and operating performance, and future costs of maintenance and improvements of the assets. If management uses different assumptions or if different conditions occur in future periods, the Company’s financial condition or its future operating results could be materially impacted. The Company has evaluated its long-lived assets and finite-lived intangible assets for impairment and determined that there was no impairment for the years ended December 31, 2020, 2019 and 2018.

Indefinite-life Intangible Assets and Goodwill: The Company’s intangible assets include goodwill, customer relationships and a trade name, and are grouped at the lowest level reporting unit for which identifiable cash flows are available. In estimating the fair value of a reporting unit, the Company uses a combination of a discounted cash flow model and fair value based on market multiples of earnings before interest, income taxes, depreciation and amortization (“EBITDA”). The discounted cash flow approach requires the Company to use a number of assumptions, including market factors specific to the business, the amount and timing of estimated future cash flows generated by the business over an extended period of time, long-term growth rates for the business, and a discount rate that considers the risks related to the amount and timing of the cash flows. Although the assumptions used by the Company in its discounted cash flow model are consistent with the assumptions the Company used to generate its internal strategic plans and forecasts, significant judgment is required to estimate the amount and timing of future cash flows from the reporting unit and the risk of achieving those cash flows. When using market multiples of EBITDA, the Company makes judgments about the comparability of multiples in closed and proposed transactions. Accordingly, changes in assumptions and estimates, including, but not limited to, changes driven by external factors, such as industry and economic trends, and those driven by internal factors, such as changes in the Company’s business strategy and its internal forecasts, could have a material effect on the Company’s financial condition or its future operating results. The Company has evaluated its indefinite-life intangible assets and goodwill for impairment and determined that there was no impairment for the years ended December 31, 2020, 2019 and 2018.

Insurance Related Liabilities: The Company is uninsured for certain risks but when feasible, many of these risks are mitigated by insurance. The Company purchases insurance with deductibles or self-insured retentions. Such insurance includes, but is not limited to, employee health, workers’ compensation, marine liability, cybersecurity, auto liability and physical damage to property and equipment. For certain risks, the Company elects to not purchase insurance because of the excessive cost of such insurance or the perceived remoteness of the risk. In addition, the Company retains all risk of loss that exceeds the limits of the Company’s insurance policies, or for other risks where insurance is not commercially available.

When estimating its reserves for retained risks and related liabilities, the Company considers a number of factors, including historical claims experience, demographic factors, current trends, and analyses provided by independent third-parties. Periodically, management reviews its assumptions and estimates used to determine the adequacy of the Company’s reserves for retained risks and other related liabilities. The Company’s retained risks and other related liabilities contain uncertainties because management is required to apply judgment and make long-term assumptions to estimate the ultimate cost to settle reported claims, and of claims incurred but not reported, as of the balance sheet date. If management uses different assumptions or if different conditions occur in future periods, the Company’s financial condition or its future operating results could be materially impacted.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Debt and Interest Rate Risks: The Company is exposed to changes in interest rates, primarily as a result of its borrowing and investing activities used to maintain liquidity and to fund business operations, including borrowings under its revolving credit facility and private placement term loans. In order to manage its exposure to changes in interest rates, the Company utilizes a balanced mix of both fixed-rate and variable-rate debt with various maturity dates. The nature and amount of the Company’s outstanding debt are expected to fluctuate as a result of future business requirements, market conditions and other factors. The Company’s outstanding variable and fixed rate debt was $71.8 million and $688.3 million as of December 31, 2020, and $379.1 million and $579.3 million as of December 31, 2019, respectively.

Other than in certain events of default, the Company is not obligated to prepay its variable and fixed rate debt prior to maturity. For fixed rate debt, changes in market interest rates would not affect the Company’s financial condition or results of operations. For variable rate debt, a 100 basis point increase in the variable interest rate would have an impact on the Company’s results of operations for 2020 of approximately $0.7 million, assuming the December 31, 2020 balance of the variable rate debt was outstanding throughout the year. This change is not expected to have a material impact on the fair value of the Company’s variable rate debt.

Interest on certain borrowings by the Company is calculated using the London Interbank Offered Rate (“LIBOR”). Current expectations are that the use of LIBOR will be discontinued as a benchmark interest rate by mid-2023. The expected discontinuation of LIBOR will require the Company and its lenders to transition from a LIBOR measurement to an alternative benchmark interest rate. The transition from LIBOR to another benchmark rate or rates could have an adverse impact on the cost of certain borrowings by the Company that currently use LIBOR as a benchmark rate, and ultimately, adversely affect the Company’s financial condition and results of operations.

Additional information about the Company’s debt is included in Note 8 to the Consolidated Financial Statements in Item 8 of Part II below.

Investment Risks: From time to time, the Company may invest its excess cash in short-term money market funds that purchase government securities or corporate debt securities, or in other deposit products allowed under the Company’s Cash Investment Policy. These money market funds and deposits maintain a weighted average maturity of less than 90 days, and accordingly, a one percent change in interest rates is not expected to have a material impact on the fair value of these investments or on interest income. The Company had a nominal amount on deposit in money market funds as of December 31, 2020 and 2019.

Through the CCF, the Company may, from time to time, invest in money market funds or other eligible investments. The Company’s cash deposits in the CCF as of December 31, 2020 and 2019 were nominal.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2020. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework (2013). Based on its assessment, management believes that, as of December 31, 2020, the Company’s internal control over financial reporting is effective. The Company’s independent registered public accounting firm, Deloitte & Touche LLP, has issued an attestation report on the Company’s internal control over financial reporting.

/s/ Matthew J. Cox	/s/ Joel M. Wine
Matthew J. Cox	Joel M. Wine
Chairman and Chief Executive Officer	Executive Vice President and Chief Financial Officer
February 26, 2021	February 26, 2021

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Matson, Inc.

Opinions on the Financial Statements and Internal Control over Financial Reporting
We have audited the accompanying consolidated balance sheets of Matson, Inc. and subsidiaries (the “Company”) as of December 31, 2020 and 2019, the related consolidated statements of income and comprehensive income, shareholders' equity, and cash flows, for each of the three years in the period ended December 31, 2020, and the related notes (collectively referred to as the “financial statements”). We also have audited the Company’s internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2020, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.

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

Goodwill – Span Alaska Reporting Unit — Refer to Notes 2 and 6 to the financial statements

Critical Audit Matter Description

The Company’s evaluation of goodwill for impairment involves the comparison of the fair value of each reporting unit to its carrying value. In estimating the fair value of a reporting unit, the Company uses a combination of a discounted cash flow model and fair value based on market multiples of EBITDA. The discounted cash flow approach requires the Company to make several business assumptions related to discount rates and forecasts of future revenues. Changes in assumptions and estimates, including, but not limited to, changes driven by external factors, such as industry and economic trends, and those driven by internal factors, such as changes in the Company’s business strategy and its internal forecasts, could have a material effect on either the fair value, the amount of any goodwill impairment charge, or both. The goodwill balance was $327.8 million as of December 31, 2020, of which $78.6 million is allocated to a reporting unit in the Logistics reportable segment, resulting from the acquisition of Span Intermediate, LLC (“Span Alaska”) in fiscal year 2016. The Company has evaluated its goodwill for impairment as part of its annual assessment in fiscal year 2020 and determined that the fair value of the Span Alaska reporting unit exceeded the carrying amount as of the date of the impairment review.

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
February 26, 2021

We have served as the Company’s auditor since at least 1976; however, an earlier year could not be reliably determined.

MATSON, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

	Years Ended December 31,
(In millions, except per share amounts)	2020	2019	2018
Operating Revenue:
Ocean Transportation	$1,853.9	$1,666.6	$1,641.3
Logistics	529.4	536.5	581.5
Total Operating Revenue	2,383.3	2,203.1	2,222.8

Costs and Expenses:
Operating costs	(1,904.3)	(1,878.0)	(1,875.0)
Income from SSAT	26.3	20.8	36.8
Selling, general and administrative	(225.0)	(216.8)	(220.8)
Total Costs and Expenses	(2,103.0)	(2,074.0)	(2,059.0)

Operating Income	280.3	129.1	163.8
Interest expense	(27.4)	(22.5)	(18.7)
Other income (expense), net	6.1	1.2	2.6
Income before Income Taxes	259.0	107.8	147.7
Income taxes	(65.9)	(25.1)	(38.7)
Net Income	$193.1	$82.7	$109.0

Other Comprehensive Income (Loss), Net of Income Taxes:
Net Income	$193.1	$82.7	$109.0
Other Comprehensive Income (Loss):
Amortization of prior service cost	(4.7)	(4.5)	(4.7)
Amortization of net loss	(9.4)	2.7	1.1
Other adjustments	0.2	(0.6)	—
Total Other Comprehensive Income (Loss)	(13.9)	(2.4)	(3.6)
Comprehensive Income	$179.2	$80.3	$105.4

Basic Earnings Per Share	$4.48	$1.93	$2.55
Diluted Earnings Per Share	$4.44	$1.91	$2.53

Weighted Average Number of Shares Outstanding:
Basic	43.1	42.8	42.7
Diluted	43.5	43.3	43.0

See Notes to Consolidated Financial Statements.

MATSON, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	As of December 31,
(In millions)	2020	2019
ASSETS
Current Assets:
Cash and cash equivalents	$14.4	$21.2
Accounts receivable, net of allowance for credit loss of $6.3 million and $4.3 million, respectively	253.4	205.9
Prepaid expenses and other assets	38.1	62.5
Total current assets	305.9	289.6
Long-term Assets:
Investment in SSAT	48.7	76.2
Property and equipment, net	1,689.9	1,598.1
Operating lease right of use assets	251.4	256.1
Goodwill	327.8	327.8
Intangible assets, net	192.0	202.9
Deferred dry-docking costs, net	51.9	56.9
Other long-term assets	33.0	37.8
Total long-term assets	2,594.7	2,555.8
Total Assets	$2,900.6	$2,845.4

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Current portion of debt	$59.2	$48.4
Accounts payable and accruals	283.1	235.7
Operating lease liabilities	72.4	66.6
Other liabilities	96.8	86.0
Total current liabilities	511.5	436.7
Long-term Liabilities:
Long-term debt, net of deferred loan fees	685.6	910.0
Long-term operating lease liabilities	186.9	198.0
Deferred income taxes	389.6	337.6
Other long-term liabilities	165.8	157.4
Total long-term liabilities	1,427.9	1,603.0
Commitments and Contingencies (see Note 17)
Shareholders’ Equity:
Common stock - common stock without par value; authorized, 150.0 million shares ($0.75 stated value per share); outstanding, 43.2 million shares in 2020 and 42.9 million shares in 2019	32.4	32.2
Additional paid in capital	321.5	306.2
Accumulated other comprehensive loss, net	(50.8)	(36.9)
Retained earnings	658.1	504.2
Total shareholders’ equity	961.2	805.7
Total Liabilities and Shareholders’ Equity	$2,900.6	$2,845.4

See Notes to Consolidated Financial Statements.

MATSON, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
(In millions)	2020	2019	2018
Cash Flows From Operating Activities:
Net income	$193.1	$82.7	$109.0
Reconciling adjustments:
Depreciation and amortization	114.9	100.4	94.4
Amortization of operating lease right of use assets	74.8	60.7	—
Deferred income taxes	52.1	23.6	29.3
Loss (Gain) on disposal of property and equipment	2.8	(1.4)	(1.9)
Share-based compensation expense	18.8	11.3	12.1
Income from SSAT	(26.3)	(20.8)	(36.8)
Distributions from SSAT	55.4	25.2	42.0
Changes in assets and liabilities:
Accounts receivable, net	(48.0)	17.8	(29.1)
Deferred dry-docking payments	(16.8)	(25.9)	(19.2)
Deferred dry-docking amortization	25.1	34.3	37.4
Prepaid expenses and other assets	21.9	24.5	4.2
Accounts payable, accruals and other liabilities	44.8	(13.9)	71.2
Operating lease liabilities	(75.9)	(59.9)	—
Other long-term liabilities	(6.9)	(9.8)	(7.6)
Net cash provided by operating activities	429.8	248.8	305.0

Cash Flows From Investing Activities:
Capitalized vessel construction expenditure	(87.8)	(219.1)	(338.6)
Other capital expenditures	(104.5)	(91.2)	(62.6)
Proceeds from disposal of property and equipment	15.3	3.4	136.3
Cash deposits into Capital Construction Fund	(132.4)	(96.2)	(340.0)
Withdrawals from Capital Construction Fund	132.4	96.2	340.9
Proceeds from sale of other investments	—	—	3.7
Net cash used in investing activities	(177.0)	(306.9)	(260.3)

Cash Flows From Financing Activities:
Proceeds from issuance of debt	325.5	—	—
Repayments of debt	(216.5)	(42.1)	(30.7)
Proceeds from revolving credit facility	648.0	622.1	963.9
Repayments of revolving credit facility	(955.3)	(478.0)	(933.9)
Payment of financing costs	(18.5)	—	—
Proceeds from issuance of common stock	0.1	0.3	0.7
Dividends paid	(39.2)	(37.2)	(35.4)
Tax withholding related to net share settlements of restricted stock units	(5.6)	(3.1)	(4.6)
Net cash provided by (used in) financing activities	(261.5)	62.0	(40.0)

Net (Decrease) Increase in Cash, Cash Equivalents and Restricted Cash	(8.7)	3.9	4.7
Cash, Cash Equivalents and Restricted Cash, Beginning of the Year	28.4	24.5	19.8
Cash, Cash Equivalents and Restricted Cash, End of the Year	$19.7	$28.4	$24.5

Reconciliation of Cash, Cash Equivalents, and Restricted Cash, at End of the Year:
Cash and Cash Equivalents	$14.4	$21.2	$19.6
Restricted Cash	5.3	7.2	4.9
Total Cash, Cash Equivalents and Restricted Cash, End of the Year	$19.7	$28.4	$24.5

Supplemental Cash Flow Information:
Interest paid, net of capitalized interest	$26.2	$22.0	$18.3
Income tax paid, net of income tax refunds	$(16.1)	$(24.2)	$5.2

Non-cash Information:
Capital expenditures included in accounts payable, accruals and other liabilities	$24.7	$8.5	$4.1

See Notes to Consolidated Financial Statements.

MATSON, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

For the three years ended December 31, 2020

				Accumulated
	Common Stock		Additional	Other
		Stated	Paid In	Comprehensive	Retained
(In millions, except per share amounts)	Shares	Value	Capital	Income (Loss)	Earnings	Total
Balance at December 31, 2017	42.5	$31.9	$289.7	$(24.9)	$380.5	$677.2
Net income	—	—	—	—	109.0	109.0
Other comprehensive income (loss), net of tax	—	—	—	(9.6)	6.0	(3.6)
Share-based compensation	—	—	12.1	—	—	12.1
Shares issued, net of shares withheld for employee taxes	0.2	0.1	(4.0)	—	—	(3.9)
Shares repurchased	—	—	—	—	(0.1)	(0.1)
Dividends ($0.82 per share)	—	—	—	—	(35.4)	(35.4)
Balance at December 31, 2018	42.7	32.0	297.8	(34.5)	460.0	755.3
Net income	—	—	—	—	82.7	82.7
Adoption of new lease accounting standard	—	—	—	—	4.4	4.4
Other comprehensive income (loss), net of tax	—	—	—	(2.4)		(2.4)
Share-based compensation	—	—	11.3	—	—	11.3
Shares issued, net of shares withheld for employee taxes	0.2	0.2	(2.9)	—	—	(2.7)
Dividends ($0.86 per share)	—	—	—	—	(37.3)	(37.3)
SSAT’s adoption of new lease accounting standard	—	—	—	—	(5.6)	(5.6)
Balance at December 31, 2019	42.9	32.2	306.2	(36.9)	504.2	805.7
Net income	—	—	—	—	193.1	193.1
Other comprehensive income (loss), net of tax	—	—	—	(13.9)	—	(13.9)
Share-based compensation	—	—	18.8	—	—	18.8
Shares issued, net of shares withheld for employee taxes	0.3	0.2	(3.5)	—	(2.2)	(5.5)
Equity interest in SSAT	—	—	—	—	2.2	2.2
Dividends ($0.90 per share)	—	—	—	—	(39.2)	(39.2)
Balance at December 31, 2020	43.2	$32.4	$321.5	$(50.8)	$658.1	$961.2

See Notes to Consolidated Financial Statements.

MATSON, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	DESCRIPTION OF THE BUSINESS

Matson, Inc., a holding company incorporated in the State of Hawaii, and its subsidiaries (“Matson” or the “Company”), is a leading provider of ocean transportation and logistics services. The Company consists of two segments, Ocean Transportation and Logistics. For financial information on the Company’s reportable segments for the three years ended December 31, 2020, see Note 3.

Ocean Transportation: Matson’s Ocean Transportation business is conducted through Matson Navigation Company, Inc. (“MatNav”), a wholly-owned subsidiary of Matson, Inc. Founded in 1882, MatNav provides a vital lifeline of ocean freight transportation services to the domestic non-contiguous economies of Hawaii, Alaska and Guam, and to other island economies in Micronesia. MatNav also operates two premium, expedited services from China to Long Beach, California, and provides services to Okinawa, Japan and various islands in the South Pacific, and operates an international export service from Dutch Harbor to Asia. In addition, subsidiaries of MatNav provide stevedoring, refrigerated cargo services, inland transportation and other terminal services for MatNav and other ocean carriers on the Hawaiian islands of Oahu, Hawaii, Maui and Kauai, and in the Alaska locations of Anchorage, Kodiak and Dutch Harbor.

Matson has a 35 percent ownership interest in SSA Terminals, LLC, a joint venture between Matson Ventures, Inc., a wholly-owned subsidiary of MatNav, and SSA Ventures, Inc., a subsidiary of Carrix, Inc. (“SSAT”). SSAT currently provides terminal and stevedoring services to various carriers at seven terminal facilities on the U.S. West Coast, including three facilities dedicated for MatNav’s use. Matson records its share of income from SSAT in costs and expenses in the Consolidated Statements of Income and Comprehensive Income, and within the Ocean Transportation segment due to the nature of SSAT’s operations.

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

Fiscal Year: The year end for Matson is December 31. The period end for MatNav occurred on the last Friday in December, except for Matson Logistics Warehousing, Inc. and Matson South Pacific Holdco Limited whose period closed on December 31. Included in these Consolidated Financial Statements are 52 weeks in the 2020, 2019 and 2018 fiscal years for MatNav.

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

Use of Estimates: The preparation of the Consolidated Financial Statements in conformity with accounting principles generally accepted in the U.S. requires management to make estimates and assumptions that affect the amounts reported. Estimates and assumptions are used for, but not limited to: impairment of investments; impairment of long-lived assets, intangible assets and goodwill; capitalized interest; allowance for doubtful accounts; legal contingencies; insurance reserves and other related liabilities; accrual estimates; pension and post-retirement estimates; multi-employer withdrawal liabilities; operating lease assets and liabilities; and income taxes. Future results could be materially affected if actual results differ from these estimates and assumptions.

Cash, Cash Equivalents and Restricted Cash: Cash equivalents consist of highly-liquid investments with original maturities of three months or less. The Company carries these investments at cost, which approximates fair value. Outstanding checks in excess of funds on deposit totaled $19.9 million and $13.8 million at December 31, 2020 and 2019, respectively, and are included in current liabilities in the Consolidated Balance Sheets. Restricted cash relates to amounts that are subject to contractual restrictions and are not readily available. At December 31, 2020 and 2019, restricted cash was $5.3 million and $7.2 million, respectively, and are included in prepaid expenses and other assets in the Consolidated Balance Sheets.

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

Changes in the allowance for doubtful accounts receivable for the three years ended December 31, 2020, 2019 and 2018 were as follows:

	Balance at		Write-offs	Balance at
Year (in millions)	Beginning of Year	Expense (1)	and Other	End of Year
2020	$4.3	$2.9	$(0.9)	$6.3
2019	$4.8	$0.6	$(1.1)	$4.3
2018	$4.6	$0.8	$(0.6)	$4.8
(1)	Expense is shown net of amounts recovered from previously reserved doubtful accounts.

Prepaid Expenses and Other Assets: Prepaid expenses and other assets consist of the following at December 31, 2020 and 2019:

	As of December 31,
Prepaid Expenses and Other Assets (in millions)	2020	2019
Prepaid fuel	$10.8	$13.7
Prepaid insurance and insurance related receivables	7.5	13.4
Prepaid operating expenses	5.4	5.7
Restricted cash - vessel construction obligations	5.3	7.2
Income tax receivables	0.3	12.8
Other	8.8	9.7
Total	$38.1	$62.5

Deferred Loan Fees: The Company records deferred loan fees, excluding those related to the revolving credit facility, as a reduction to Total Debt in the Company’s Consolidated Balance Sheets in accordance with Accounting Standards Update (“ASU”) 2015-03, Interest-Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs (“ASU 2015-03”). These costs are being amortized over the life of the related debt using the effective interest method (see Note 8).

Deferred loan fees related to the Company’s revolving credit facility are recorded in other long-term assets in the Company’s Consolidated Balance Sheets, and are amortized using the straight-line method as the difference between that and the use of the effective interest method is not material.

Other Long-Term Assets: Other long-term assets consist of the following at December 31, 2020 and 2019:

	As of December 31,
Other Long-Term Assets (in millions)	2020	2019
Vessel and equipment spare parts	$11.5	$12.4
Insurance related receivables	10.5	10.6
Deferred loan fees	2.7	2.1
Cloud computing software costs	2.4	—
Income tax receivables	2.1	11.5
Other	3.8	1.2
Total	$33.0	$37.8

Property and Equipment: Property and equipment is stated at cost. Property and equipment is depreciated using the straight-line method over the estimated useful lives of the assets. The estimated useful lives of property and equipment range up to the following maximum life:

Classification	Life
Vessels	40 years
Machinery and equipment	30 years
Terminal facilities	35 years

Capitalized Interest: The Company capitalizes interest costs during the period the qualified assets are being readied for their intended use. The Company determined that the vessel construction costs are considered qualifying assets for the purposes of capitalizing interest on these assets. The amount of capitalized interest is calculated based on the amount of payments incurred related to the construction of these vessels using a weighted average interest rate. The weighted average interest rate is determined using the Company’s average borrowings outstanding during the period. Capitalized interest is included in vessel construction in progress in property and equipment in the Company’s Consolidated Balance Sheets (see Note 5). During the years ended December 31, 2020, 2019 and 2018, the Company capitalized $7.4 million, $15.6 million and $18.7 million of interest related to the construction of new vessels, respectively.

Leases: The Company adopted Accounting Standards Codification (“ASC”) 842, Leases (“ASC 842”) on January 1, 2019. ASC 842 requires lessees to record leases on their balance sheets but recognize the expenses in their income statements in a manner similar to pre-adoption practice.  ASC 842 states that a lessee would recognize a lease liability for the obligation to make lease payments, and a right-of-use asset for the underlying leased asset for the period of the lease term.  Refer to Note 9 for additional information on the Company’s lease related disclosures.

Deferred Dry-docking Costs: U.S. flagged vessels must meet specified seaworthiness standards established by U.S. Coast Guard rules and classification society rules. These standards require U.S. flagged vessels to undergo two dry-docking inspections within a five-year period, with a maximum of 36 months between them. However, U.S. flagged vessels that are enrolled in the U.S. Coast Guard’s Underwater Survey in Lieu of Dry-docking (“UWILD”) program are allowed to have their Intermediate Survey dry-docking requirement met with a less costly underwater inspection. Non-U.S. flagged vessels are required to meet applicable classification society rules and their own local standards for seaworthiness, which also mandate vessels to undergo two dry-docking inspections every five years.

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

Impairment Evaluation of Long-Lived Assets, Intangible Assets and Goodwill: The Company evaluates its long-lived assets, intangible assets and goodwill for possible impairment in the fourth quarter, or whenever events or changes in circumstances indicate that it is more likely than not that the fair value is less than its carrying amount. The Company has reporting units within the Ocean Transportation and Logistics reportable segments.

Long-lived assets and finite-lived intangible assets are grouped at the lowest level reporting unit for which identifiable cash flows are available. In evaluating for impairment, the estimated future undiscounted cash flows generated by each of these asset groups are compared with the carrying value recorded for each asset group to determine if its carrying value is recoverable. If this review determines that the amount recorded will not be recovered, the amount recorded for the asset group is reduced to its estimated fair value. No impairment charges of long-lived assets and finite-lived intangible assets were recorded for the years ended December 31, 2020, 2019 and 2018.

Indefinite-life intangible assets and goodwill are grouped at the lowest level reporting unit for which identifiable cash flows are available. In estimating the fair value of a reporting unit, the Company uses a combination of a discounted cash flow model and fair value based on market multiples of earnings before interest, taxes, depreciation and amortization. Based upon the Company’s evaluation of its indefinite-life intangible assets and goodwill for impairment, the Company determined that the fair value of each reporting unit exceeds book value. No impairment charges of indefinite-life intangible assets and goodwill were recorded for the years ended December 31, 2020, 2019 and 2018.

Impairment Evaluation of SSAT: The Company’s investment in SSAT, a related party, is evaluated for impairment whenever there is evidence of impairment during the reporting period. If any impairment is identified, the Company evaluates if the decrease in the fair value of the investment below its carrying value is other-than-temporary. No impairment was identified during the years ended December 31, 2020, 2019 and 2018.

Other Liabilities: Other liabilities consist of the following at December 31, 2020 and 2019:

	As of December 31,
Other Liabilities (in millions)	2020	2019
Payroll and vacation	$29.2	$28.5
Employee incentives and other	25.9	14.7
Multi-employer withdrawal liabilities - short term (see Note 12)	10.6	10.8
Income tax liabilities	11.7	2.3
Insurance reserves and other related liabilities - short term	7.0	12.6
Deferred revenues	4.2	6.9
Interest on debt	3.4	4.9
Pension and post-retirement liabilities - short term (see Note 11)	2.7	3.1
Other short-term liabilities	2.1	2.2
Total	$96.8	$86.0

Other Long-Term Liabilities: Other long-term liabilities consist of the following at December 31, 2020 and 2019:

	As of December 31,
Other Long-Term Liabilities (in millions)	2020	2019
Pension and post-retirement liabilities (see Note 11)	$82.0	$73.4
Multi-employer withdrawal liability (see Note 12)	52.8	54.8
Insurance reserves and other related liabilities	25.4	26.6
Other long-term liabilities	5.6	2.6
Total	$165.8	$157.4

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

Insurance Related Liabilities: The Company is uninsured for certain risks but when feasible, many of these risks are mitigated by insurance. The Company purchases insurance with deductibles or self-insured retentions. Such insurance includes, but is not limited to, employee health, workers’ compensation, marine liability, cybersecurity, auto liability and physical damage to property and equipment. For certain risks, the Company elects to not purchase insurance because of the excessive cost of insurance or the perceived remoteness of the risk. In addition, the Company retains all risk of loss that exceeds the limits of the Company’s insurance policies, or for other risks where insurance is not commercially available.

When estimating its reserves for retained risks and related liabilities, the Company considers a number of factors, including historical claims experience, demographic factors, current trends, and analyses provided by independent third-parties. Periodically, management reviews its assumptions and estimates used to determine the adequacy of the Company’s reserves for retained risks and other related liabilities.

Recognition of Revenues and Expenses: Revenue in the Company’s Consolidated Financial Statements is presented net of elimination of intercompany transactions. The following is a description of the Company’s principal revenue generating activities by segment, and the Company’s revenue recognition policy for each activity for the periods presented:

	Year Ended December 31,
Ocean Transportation (in millions) (1)	2020	2019	2018
Ocean Transportation services	$1,821.7	$1,625.8	$1,599.3
Terminal and other related services	19.1	24.8	23.0
Fuel sales	7.3	10.1	12.2
Vessel management and related services	5.8	5.9	6.8
Total	$1,853.9	$1,666.6	$1,641.3
(1)	Ocean Transportation revenue transactions are primarily denominated in U.S. dollars except for less than 3 percent of Ocean Transportation services revenue and fuel sales revenue categories which are denominated in foreign currencies.

◾	Ocean Transportation services revenue is recognized ratably over the duration of a voyage based on the relative transit time completed in each reporting period. Vessel operating costs and other ocean transportation operating costs, such as terminal operating overhead and selling, general and administrative expenses, are charged to operating costs as incurred.
◾	Terminal and other related services revenue is recognized as the services are performed. Related costs are recognized as incurred.
◾	Fuel sales revenue and related costs are recognized when the Company has completed delivery of the product to the customer in accordance with the terms and conditions of the contract.
◾	Vessel management and related services revenue is recognized in proportion to the services completed. Related costs are recognized as incurred.

	Year Ended December 31,
Logistics (in millions) (1)	2020	2019 (2)	2018 (2)
Transportation Brokerage and Freight Forwarding services	$477.0	$489.0	$532.5
Warehouse and distribution services	36.2	34.1	33.8
Supply chain management and other services	16.2	13.4	15.2
Total	$529.4	$536.5	$581.5
(1)	Logistics revenue transactions are primarily denominated in U.S. dollars except for approximately 3 percent of transportation brokerage and freight forwarding services revenue, and supply chain management and other services revenue categories which are denominated in foreign currencies.
(2)	The Company has reclassified $15.8 million and $16.6 million from transportation brokerage and freight forwarding services to warehouse and distribution services, and supply chain management and other services for the years ended December 31, 2019 and 2018, respectively, to be consistent with its current period presentation. There was no change in total Logistics revenue for the years ended December 31, 2019 and 2018.

◾	Transportation Brokerage and Freight Forwarding services revenue consists of amounts billed to customers for services provided. The primary costs include third-party purchased transportation services, agent commissions, labor and equipment. Revenue and the related purchased third-party transportation costs are recognized over the duration of a delivery based upon the relative transit time completed in each reporting period. Labor, agent commissions, and other operating costs are expensed as incurred. The Company reports revenue on a gross basis as the Company serves as the principal in these transactions because it is responsible for fulfilling the contractual arrangements with the customer and has latitude in establishing prices.

◾	Warehousing and distribution services revenue consist of amounts billed to customers for storage, handling, and value-added packaging of customer merchandise. Storage revenue is recognized in the month the service is provided to the customer. Storage related costs are recognized as incurred. Other warehousing and distribution services revenue and related costs are recognized in proportion to the services performed.
◾	Supply chain management and other services revenue, and related costs are recognized in proportion to the services performed.

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

Customer Concentration: The Ocean Transportation segment serves customers in numerous industries and carries a wide variety of cargo, mitigating its dependence upon any single customer or single type of cargo. In 2020, 2019 and 2018, the 10 largest Ocean Transportation customers accounted for approximately 22 percent, 23 percent and 24 percent of Ocean Transportation revenue, respectively. None of these customers individually account for more than 10 percent of Ocean Transportation operating revenues.

The Logistics segment serves customers in numerous industries and geographical locations. In 2020, 2019 and 2018, the 10 largest Logistics customers accounted for approximately 19 percent, 21 percent and 23 percent of Logistics revenue, respectively. None of these customers individually account for more than 10 percent of Logistics operating revenues.

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

New Accounting Pronouncements:

Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”): In June 2016, the Financial Accounting Standards Board (“FASB”) issued ASU 2016-13 which amends the current approach to estimate credit losses on certain financial assets, including trade and other receivables, available-for-sale securities and other financial instruments. ASU 2016-13 requires entities to establish a valuation allowance for the expected lifetime losses of certain financial instruments. Subsequent changes in the valuation allowance are recorded in current earnings and reversal of previous losses is permitted. The new standard was effective for interim and annual periods beginning on or after December 15, 2019.

The Company adopted ASU 2016-13 effective January 1, 2020 using the modified retrospective approach. Upon adoption, the Company included an evaluation of expected future credit losses as part of its estimate for determining the allowance for doubtful accounts. The impact of this change was not material to the Company’s allowance for doubtful accounts receivable in the Consolidated Financial Statements.

Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That is a Service Contract (“ASU 2018-15”): In August 2018, FASB issued ASU 2018-15 which aligns the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing costs incurred to develop or obtain internal-use software. The Company adopted ASU 2018-15 on a prospective basis effective January 1, 2020. During the year ended December 31, 2020, the Company capitalized costs of $2.4 million related to cloud computing arrangements and which were included in other long-term assets on the Company’s Consolidated Balance Sheets as of December 31, 2020.

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

The Company’s Ocean Transportation segment provides ocean transportation services to the Logistics segment, and the Logistics segment provides logistics services to the Ocean Transportation segment in certain transactions. Accordingly, inter-segment revenue of $115.5 million, $102.3 million and $95.4 million for the years ended December 31, 2020, 2019 and 2018, respectively, have been eliminated from operating revenues in the table below.

Reportable segment financial information for the years ended December 31, 2020, 2019 and 2018, and identifiable asset segment information at December 31, 2020 and 2019, are as follows:

	Years Ended December 31,
(In millions)	2020	2019	2018
Operating Revenue:
Ocean Transportation (1)	$1,853.9	$1,666.6	$1,641.3
Logistics (2)	529.4	536.5	581.5
Total Operating Revenue	$2,383.3	$2,203.1	$2,222.8
Operating Income:
Ocean Transportation (3)	$244.8	$90.8	$131.1
Logistics	35.5	38.3	32.7
Total Operating Income	280.3	129.1	163.8
Interest expense, net	(27.4)	(22.5)	(18.7)
Other income (expense), net	6.1	1.2	2.6
Income before Income Taxes	259.0	107.8	147.7
Income taxes	(65.9)	(25.1)	(38.7)
Net Income	$193.1	$82.7	$109.0

Capital Expenditures:
Ocean Transportation	$190.0	$294.5	$385.4
Logistics	2.3	15.8	15.8
Total Capital Expenditures	$192.3	$310.3	$401.2

Depreciation and Amortization:
Ocean Transportation	$107.4	$93.6	$87.0
Logistics	7.5	6.8	7.4
	114.9	100.4	94.4
Deferred dry-docking amortization - Ocean Transportation	25.1	34.3	37.4
Total Depreciation and Amortization	$140.0	$134.7	$131.8
(1)	Ocean Transportation operating revenue excludes inter-segment revenue of $59.1 million, $52.8 million and $51.7 million for the years ended December 31, 2020, 2019 and 2018, respectively.

(2)	Logistics operating revenue excludes inter-segment revenue of $56.4 million, $49.5 million and $43.7 million for the years ended December 31, 2020, 2019 and 2018, respectively.
(3)	Ocean Transportation segment information includes $26.3 million, $20.8 million, and $36.8 million of equity in income from the Company’s equity investment in SSAT for the years ended December 31, 2020, 2019 and 2018, respectively.

	As of December 31,
(In millions)	2020	2019
Identifiable Assets:
Ocean Transportation (1)	$2,431.1	$2,424.5
Logistics	469.5	420.9
Total Assets	$2,900.6	$2,845.4
(1)	The Ocean Transportation segment includes $48.7 million and $76.2 million related to the Company’s equity investment in SSAT as of December 31, 2020 and 2019, respectively.

4.	INVESTMENT IN SSAT

The Company accounts for its 35 percent ownership interest in SSAT using the equity method of accounting. The Company records its share of income from SSAT in costs and expenses within the Ocean Transportation segment due to operations of SSAT being an integral part of the Company’s Ocean Transportation business. The Company’s investment in SSAT was $48.7 million and $76.2 million at December 31, 2020 and 2019, respectively. During the year ended December 31, 2020, the Company recorded an increase of $2.2 million in its investment in SSAT and a corresponding increase in retained earnings related to the formation of a new subsidiary of SSAT, whose controlling interest is retained by SSAT.

The Company’s share of income recorded in the Consolidated Statements of Income and Comprehensive Income and dividends received by the Company during the years ended December 31, 2020, 2019 and 2018 are as follows:

	Years Ended December 31,
(In millions)	2020	2019	2018
Company's share of net income	$26.3	$20.8	$36.8
Distributions received	$55.4	$25.2	$42.0

The Company’s Ocean Transportation segment operating costs include $251.6 million, $218.7 million and $213.4 million for the years ended December 31, 2020, 2019 and 2018, respectively, for terminal services provided by SSAT. Accounts payable and accrued liabilities in the Consolidated Balance Sheets include $29.8 million and $63.6 million for terminal services payable to SSAT at December 31, 2020 and 2019, respectively.

A summary of the condensed balance sheets of SSAT at December 31, 2020 and 2019 is as follows:

	As of December 31,
Condensed Balance Sheets (in millions)	2020	2019
Current assets	$294.3	$300.8
Non-current assets	1,249.5	1,283.0
Total Assets	$1,543.8	$1,583.8

Current liabilities	$238.2	$201.9
Non-current liabilities	1,179.9	1,179.2
Equity	125.7	202.7
Total Liabilities and Equity	$1,543.8	$1,583.8

A summary of the condensed statements of operating income and net income of SSAT for years ended December 31, 2020, 2019 and 2018 are as follows:

	Years Ended December 31,
Condensed Statements of Operating Income and Net Income (in millions)	2020	2019	2018
Operating revenue	$1,091.6	$1,098.3	$1,074.2
Operating costs and expenses	1,003.2	1,035.3	963.7
Operating income	88.4	63.0	110.5
Net Income (1)	$76.6	$57.2	$104.9
(1)	Includes earnings from equity method investments held by SSAT less earnings allocated to non-controlling interests.

5.	PROPERTY AND EQUIPMENT

Property and equipment at December 31, 2020 and 2019, and depreciation expense for the years ended December 31, 2020, 2019 and 2018 is as follows:

	As of December 31, 2020			As of December 31, 2019
		Accumulated			Accumulated
(In millions)	Cost	Depreciation	Net Book Value	Cost	Depreciation	Net Book Value
Vessels	$2,191.6	$785.5	$1,406.1	$1,653.5	$818.5	$835.0
Containers and equipment	572.3	391.8	180.5	544.5	378.8	165.7
Terminal facilities and other property	119.8	45.1	74.7	114.4	41.3	73.1
Vessel construction in progress	—	—	—	488.9	—	488.9
Other construction in progress	28.6	—	28.6	35.4	—	35.4
Total	$2,912.3	$1,222.4	$1,689.9	$2,836.7	$1,238.6	$1,598.1

	Years Ended December 31,
(In millions)	2020	2019	2018
Depreciation expense	$97.1	$86.3	$80.5

6.	GOODWILL AND INTANGIBLE ASSETS

Goodwill by segment as of December 31, 2020 and 2019 consists of the following:

	Ocean
(In millions)	Transportation	Logistics	Total
Goodwill	$222.6	$105.2	$327.8

Logistics goodwill of $105.2 million includes $78.6 million acquired as part of the acquisition of Span Intermediate, LLC (“Span Alaska”) in August 2016 that was allocated to the Span Alaska reporting unit, and $26.6 million relates to other Logistics acquisitions that were allocated to the Logistics reporting unit.

Intangible assets by segment as of December 31, 2020 and 2019 consist of the following:

	As of December 31, 2020			As of December 31, 2019
	Gross	Accumulated		Gross	Accumulated
(In millions)	Amount	Amortization	Net Book Value	Amount	Amortization	Net Book Value
Ocean Transportation - Customer relationships	$140.6	$37.9	$102.7	$140.6	$31.2	$109.4
Logistics:
Customer relationships	90.1	28.1	62.0	90.1	23.9	66.2
Trade name	27.3	—	27.3	27.3	—	27.3
Total Logistics	117.4	28.1	89.3	117.4	23.9	93.5
Total	$258.0	$66.0	$192.0	$258.0	$55.1	$202.9

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

Intangible assets related amortization expense for 2020, 2019 and 2018, is as follows:

	Years Ended December 31,
(In millions)	2020	2019	2018
Amortization expense	$10.9	$11.1	$11.2

As of December 31, 2020, estimated amortization expense related to customer relationship intangible assets during the next five years and thereafter is as follows:

Customer
Year (in millions)	Relationships
2021	$10.9
2022	10.7
2023	10.7
2024	10.7
2025	10.7
Thereafter	111.0
Total	$164.7

7.	CAPITAL CONSTRUCTION FUND

The Company is party to an agreement with the U.S. Department of Transportation, Maritime Administration (“MARAD”) that established a Capital Construction Fund (“CCF”) program under provisions of the Merchant Marine Act of 1936, as amended (the “Merchant Marine Act”). The CCF program was created to assist owners and operators of U.S. flagged vessels in raising capital necessary for the modernization and expansion of the U.S. merchant marine fleet. CCF funds may be used for the acquisition, construction, or reconstruction of vessels, and for repayment of existing vessel indebtedness through the deferment of federal income taxes on certain deposits of monies and other property placed into the CCF. Qualified withdrawals from the CCF must be used for investment in vessels built in the U.S. and used between covered U.S. ports as described by the Merchant Marine Act, and for other qualifying expenditures (see Item 1 of Part 1 for additional information on Maritime Laws and the Jones Act). Participants of the CCF must also meet certain U.S. citizenship requirements.

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

As of December 31, 2020 and 2019, $1.7 million of eligible accounts receivable were assigned to the CCF. Due to the nature of the assignment of eligible accounts receivable into the CCF, such assigned amounts are classified as part of accounts receivable in the Consolidated Balance Sheets. At December 31, 2020 and 2019, the amounts on deposit in the CCF invested in a money market fund, which is classified as other long-term assets in the Company’s Consolidated Balance Sheets, were nominal.

8.	DEBT

At December 31, 2020 and 2019, the Company’s debt consisted of the following:

	As of December 31,
(In millions)	2020	2019
Private Placement Term Loans:
5.79%, payable through 2020	$—	$3.5
3.66%, payable through 2023	22.8	31.9
4.16%, payable through 2027	34.0	39.3
3.37%, payable through 2027	75.0	75.0
3.14%, payable through 2031	169.6	188.0
4.31%, payable through 2032	27.9	30.3
4.35%, payable through 2044	—	100.0
3.92%, payable through 2045	—	69.5
Title XI Debt:
5.34%, payable through 2028	17.6	19.8
5.27%, payable through 2029	19.8	22.0
1.22%, payable through 2043	182.0	—
1.35%, payable through 2044	139.6	—
Revolving credit facility, maturity date of June 29, 2022	71.8	379.1
Total Debt	760.1	958.4
Less: Current portion	(59.2)	(48.4)
Total Long-term Debt	700.9	910.0
Less: Deferred loan fees	(15.3)	—
Total Long-term Debt, net of deferred loan fees	$685.6	$910.0

The following is a description of the Company’s debt:

Private Placement Term Loans: The 5.79 percent notes payable through 2020 are amortized by semi-annual principal payments of $3.5 million plus interest. These notes were fully paid off during the year ended December 31, 2020.

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

In January 2014, the Company issued $100.0 million of 30-year senior unsecured notes at an interest rate of 4.35 percent, payable semi-annually. These notes were fully paid off during the year ended December 31, 2020.

In July 2015, the Company issued $75.0 million of 30-year senior unsecured notes at an interest rate of 3.92 percent, payable semi-annually. These notes were fully paid off during the year ended December 31, 2020.

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

Existing and 2020 Title XI Bonds: In September 2003, MatNav issued $55.0 million in U.S. Government guaranteed ship financing bonds (Title XI) to finance the delivery of Manukai (the “Manukai Title XI Bonds”). The Manukai Title XI Bonds have a final maturity in September 2028 with a coupon rate of 5.34 percent. The Manukai Title XI Bonds are amortized by semi-annual payments of $1.1 million plus interest. In August 2004, MatNav issued $55.0 million of U.S. Government guaranteed ship financing bonds (Title XI) to finance the delivery of Maunawili (the “Maunawili Title XI Bonds”, and together with the Manukai Title XI Bonds, the “Existing Title XI Bonds”). The Maunawili Title XI Bonds have a final maturity in July 2029 with a coupon rate of 5.27 percent. The Maunawili Title XI Bonds are amortized by semi-annual payments of $1.1 million plus interest.

On April 27, 2020, MatNav issued $185.9 million in U.S. Government guaranteed vessel financing bonds to partially refinance debt incurred in connection with the construction of Daniel K. Inouye (the “DKI Title XI Debt”). A fee of approximately $8.7 million was paid to MARAD out of the proceeds at closing. The secured DKI Title XI Debt matures on October 15, 2043 and has a cash interest rate of 1.22 percent, payable semi-annually in arrears on April 15 and October 15, commencing on October 15, 2020, together with a principal payment of approximately $4.0 million.

On June 22, 2020, MatNav issued $139.6 million in U.S. Government guaranteed vessel financing bonds to partially refinance debt incurred in connection with the construction of Kaimana Hila (the “KMH Title XI Debt”, and together with the DKI Title XI Debt, the “2020 Title XI Debt”). A fee of approximately $6.7 million was paid to MARAD out of the proceeds at closing. The secured KMH Title XI Debt matures on March 15, 2044 and has a cash interest rate of 1.35 percent, payable semi-annually in arrears on March 15 and September 15, commencing on September 15, 2020, together with a principal payment of approximately $3.0 million.

MatNav may prepay any amounts outstanding under the 2020 Title XI Debt agreements subject to a potential prepayment premium or other adjustment, in accordance with the 2020 Title XI Debt agreements. Once amounts under the 2020 Title XI Debt are repaid, they may not be reborrowed. Mandatory prepayments are required under certain limited circumstances, including specified casualty events with respect to the vessels Daniel K. Inouye and Kaimana Hila (the “Vessels”).

Revolving Credit Facility: On June 29, 2017, the Company entered into an amended and restated credit agreement that provides the Company with additional sources of liquidity for working capital, capital expenditures and investment opportunities, and amends and restates the Company’s previously amended and restated credit agreement (the “Credit Agreement” or the “revolving credit facility”). The Credit Agreement expires on June 29, 2022, and provides for committed aggregate borrowing of up to $650 million, with an uncommitted option to increase the aggregate borrowing by up to $250 million. The aggregate borrowing within the Credit Agreement includes a $100 million sublimit for the issuance of standby and commercial letters of credit, and a $50 million sublimit for swing line loans. The Company may prepay any amounts outstanding under the Credit Agreement without premium or penalty. All obligations of the Company under the Credit Agreement are guaranteed by MatNav and certain other subsidiaries.

On March 31, 2020, the Company entered into a First Amendment to Amended and Restated Credit Agreement (the “Credit Agreement Amendment”). The Credit Agreement Amendment provides for amendments to certain covenants and other terms, including increasing the permitted consolidated leverage ratio from March 31, 2020 to December 30, 2021, amending the pricing grid to provide for pricing ranging from, at the Company’s election, LIBOR plus a margin between 1.75 percent and 3.50 percent, or a base rate plus a margin between 0.75 percent and 2.50 percent depending on the Company’s consolidated net leverage ratio; providing for additional limitations on stock redemptions and repurchases, sale leaseback transactions and asset sales during the period from March 31, 2020 through December 30, 2021; and providing for additional limitations on the incurrence of priority debt through December 21, 2027. In addition, the Credit Agreement Amendment adds a “most favored lender” provision for the benefit of the lenders with respect to the Company’s Private Debt Agreements (as defined below). Pursuant to the Credit Agreement Amendment, commencing March 31, 2020, borrowings under the Credit Agreement bear interest at either LIBOR plus a margin of between 1.75 percent and 3.50 percent or the base rate plus a margin of between 0.75 percent and 2.50 percent. Letters of credit are subject to fees based on the Company’s consolidated net leverage ratio at a rate of between 1.75 percent and 3.50 percent, and the Company also pays a commitment fee of between 0.25 percent and 0.55 percent depending on the Company’s consolidated net leverage ratio.

As of December 31, 2020, the Company had $570.1 million of remaining borrowing availability under the revolving credit facility. The Company had $8.1 million of letters of credit outstanding as of December 31, 2020. Based on the Company’s consolidated net leverage ratio, which stipulates borrowing margins, the interest rate applicable to revolving credit facility was approximately 2.50 percent at December 31, 2020.

Amendments to Existing Private Placement Term Loan Facilities and New Shelf Facilities (“Private Loan Facilities”): On June 29, 2017, the Company and the holders of the Company’s term loans entered into amendments (collectively, the “2017 Amendments”) to each of Company’s Private Loan Facilities. The 2017 Amendments provide for amendments to certain covenants and other terms, including (at the Company’s option under certain circumstances) adjustments to the required consolidated leverage ratio, and, in connection with the exercise of such option, the payment of additional interest for certain pre-defined periods.

On March 31, 2020, the Company and the holders of notes party thereto entered into amendments (collectively, the “2020 Amendments”) to each of the Company’s Private Loan Facilities. The 2020 Amendments modify certain covenants and other terms, including increasing the permitted consolidated leverage ratio from March 31, 2020 to December 30, 2021; providing for additional quarterly interest enhancement payments based on the Company’s consolidated leverage ratio from the quarter ended March 31, 2020 through the quarters ending December 31, 2021; providing for an additional 25 basis points of interest on the notes commencing on January 1, 2022 (subject to termination of such incremental interest upon the Company meeting a consolidated leverage ratio of less than 3:00 to 1:00 for two consecutive fiscal quarters); providing for additional fee payments to be made for the quarters ending June 30, 2021 and September 30, 2021; providing for prepayment at par at the option of the holders with proceeds of certain 2020 Title XI Debt and dispositions of capital assets; providing for additional limitations on stock redemptions and repurchases, sale leaseback transactions and asset sales during the period from March 31, 2020 through and including December 30, 2021; and providing for additional limitations on incurrence of priority debt through December 21, 2027. In addition, the 2020 Amendments add a “most favored lender” provision for the benefit of the noteholders with respect to the other Private Debt Agreements.

Debt Maturities: At December 31, 2020, debt maturities during the next five years and thereafter are as follows:

As of
Year (in millions)	December 31, 2020
2021	$59.2
2022	136.8
2023	60.4
2024	51.7
2025	51.7
Thereafter	400.3
Total Debt	$760.1

Deferred Loan Fees: Activity relating to deferred loan fees for the year ended December 31, 2020 are as follows:

Deferred Loan Fees (in millions)	Amount
Deferred financing costs related to Title XI bonds and private placement debt amendments	$16.5
Deferred fees expensed related to the redemption of private placement debt	(0.3)
Amortization expense for the year ended December 31, 2020	(0.9)
Balance at December 31, 2020	$15.3

As of December 31, 2020, amortization expense relating to deferred loan fees during the next five years and thereafter are as follows:

Year (in millions)	Amount
2021	$1.5
2022	1.2
2023	1.1
2024	1.1
2025	1.0
Thereafter	9.4
Total amortization expense of deferred loan fees	$15.3

Debt Covenants in the Private Placement Term Loans and the Revolving Credit Facility: The Credit Agreement and Private term loan facilities (collectively, the “Private Debt Agreements”) contain affirmative, negative and financial covenants customary for financings of this type, including, among other things, limitations on certain other indebtedness, loans and investments, liens, mergers, asset sales, and transactions with affiliates as defined within the Private Debt

Agreements. The Private Debt Agreements also contain customary events of default, including cross defaults to other material indebtedness, including the Existing Title XI Bonds and the 2020 Title XI Debt. A brief description of the principal covenants contained in the Private Debt Agreements includes, but is not limited to the following (as defined within the Private Debt Agreements):

◾	Minimum Consolidated Interest Coverage Ratio as of the end of any fiscal quarter is not permitted to be less than 3.50 to 1.0;
◾	Maximum Consolidated Leverage Ratio as of the end of any fiscal quarter is not permitted to exceed the ratios specified in the Private Debt Agreements for the applicable quarter; and
◾	No Priority Debt may be incurred other than: (i) an aggregate of $331,000,000 principal amount of Title XI Priority Debt and (ii) Priority Debt incurred by Foreign Subsidiaries in an aggregate principal amount not to exceed $20,000,000.

Principal covenants generally will restrict the incurrence of liens except for permitted liens, which include, without limitation, liens securing Title XI debt up to certain permitted amounts, as defined within the Private Debt Agreements. The Company was in compliance with these covenants as of December 31, 2020.

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

Debt Security and Guarantees: All of the debt of the Company and MatNav, including related guarantees, as of December 31, 2020 was unsecured, except for the Existing Title XI Bonds and the 2020 Title XI Debt.

Under the 2020 Title XI Debt agreements, MARAD has guaranteed certain obligations of MatNav. MatNav has agreed to reimburse MARAD for any payments it makes under the MARAD guaranty, and MatNav’s obligations to MARAD with respect to the 2020 Title XI Debt are secured by a mortgage on the Vessels and certain other related assets (the “Collateral”), as well as the Existing Vessels (as defined below). In addition, MatNav’s obligations to MARAD with respect to the 2020 Title XI Debt are guaranteed by the Company under an Affiliate Guaranty (the “Guaranty”).

The 2020 Title XI Debt agreements also provide that the two vessels securing MatNav’s Existing Title XI Bonds – Manukai and Maunawili (the “Existing Vessels”) – also secure the 2020 Title XI Bonds until the Existing Title XI Debt are retired in 2028 and 2029, respectively, subject to certain exceptions.

9.	LEASES

The Company adopted the lease accounting standard ASC 842 on January 1, 2019. As part of the adoption, the Company recorded a net adjustment to retained earnings of $4.4 million at January 1, 2019. Significant assumptions and judgments made in applying the new lease accounting standard include determining the Company’s incremental borrowing rate and evaluating the probability of exercising lease options.

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

The Company’s sub-lease income was nominal to the Company’s Consolidated Statements of Income and Comprehensive Income for the years ended December 31, 2020 and 2019. The Company did not have any finance leases during the years ended December 31, 2020 and 2019. Certain of the Company’s lease agreements include rental payments that may be adjusted in the future based on economic conditions and others include rental payments adjusted periodically for inflation. Variable lease expense is disclosed for the adjusted portion of such payments.

The lease type by underlying asset class and maximum terms of the Company’s operating leases are as follows:

Lease Type:	Term
Real estate and terminal leases	65 years
Vessel charter leases	10 years
Operations equipment and other leases	8 years

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

Components of Lease Cost: Components of lease cost recorded in the Company’s Consolidated Statement of Income and Comprehensive Income for the years ended December 31, 2020 and 2019 consisted of the following:

	Years Ended
	December 31,
(In millions)	2020	2019
Operating lease cost	$83.1	$71.4
Short-term lease cost	10.6	5.9
Variable lease cost	0.8	0.4
Total lease cost	$94.5	$77.7

Other Lease Information: Other information related to the Company’s operating leases for the years ended December 31, 2020 and 2019 are as follows:

	Years Ended
	December 31,
(In millions)	2020	2019
Cash paid for amounts included in operating lease liabilities	$83.6	$71.3
Right of use assets obtained in the exchange for new operating lease liabilities	$70.1	$65.3

	As of December 31,
	2020	2019
Weighted average remaining operating lease term	7.0 years	7.5 years
Weighted average incremental borrowing rate	3.7%	4.2%

Maturities of operating lease liabilities at December 31, 2020 are as follows:

As of
Year (in millions)	December 31, 2020
2021	$80.5
2022	53.2
2023	47.3
2024	31.8
2025	23.9
Thereafter	65.6
Total lease payments	302.3
Less: Interest	(43.0)
Present value of operating lease liabilities	259.3
Less: Short-term portion	(72.4)
Long-term operating lease liabilities	$186.9

Sale and Leaseback of Equipment:  On March 25, 2020, the Company entered into an agreement for the sale and leaseback of multiple tranches of chassis and container equipment. The net proceeds from the sales were $14.3 million, and the gain on the disposal of the equipment was not material to the Company’s Consolidated Financial Statements. The Company subsequently leased back the equipment under a five-year operating lease agreement, and the obligations under the lease are included in the maturities of operating lease liabilities table above.

Vessel Charter and Buyer-Lessor Guaranty

Vessel Charter: On November 26, 2018, a wholly-owned subsidiary of the Company entered into agreements whereby a vessel, Maunalei, owned by the subsidiary, was sold for $106.0 million and subsequently leased back from the buyer-lessor under a Bareboat Charter Agreement (the “Charter”). The transaction qualified for sale and leaseback treatment under ASC 840, Leases, with the Charter treated as an operating lease for accounting purposes. Lease payments are approximately $3.0 million per quarter, and the base term of the Charter is five years with a two year end-of-term renewal option. Total future minimum lease payments were $36.0 million at December 31, 2020, and the obligations under the lease are included in the maturities of operating lease liabilities table above.

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

Income Taxes: On December 22, 2017, the Tax Cuts and Jobs Act (“Tax Act”) was signed into law and included numerous changes to existing tax law, including a reduction in the federal corporate income tax rate from 35 percent to 21 percent. The rate reduction and other changes took effect on January 1, 2018. Other changes such as remeasurement of deferred tax assets and liabilities were effective as of the fourth quarter of 2017.

Income taxes for the years ended December 31, 2020, 2019 and 2018 consisted of the following:

	Years Ended December 31,
(In millions)	2020	2019	2018
Current:
Federal	$—	$0.2	$1.5
State	8.7	3.2	2.1
Foreign	1.4	1.3	0.9
Discrete adjustments related to the Tax Act (1)	—	(2.9)	2.9
Total	10.1	1.8	7.4
Deferred:
Deferred tax expense	55.8	23.3	31.3
Total income taxes	$65.9	$25.1	$38.7
(1)	Current income taxes for the years ended December 31, 2019 and 2018 include a non-cash income tax benefit of $2.9 million and a non-cash income tax expense of $2.9 million, respectively, which relates to discrete adjustments as a result of applying the provisions of the Tax Act.

Income taxes for the years ended December 31, 2020, 2019 and 2018 differ from amounts computed by applying the statutory federal rate to income before income taxes for the following reasons:

	Years Ended December 31,
	2020	2019	2018
Computed federal income tax expense	21.0%	21.0%	21.0%
State income tax	3.5%	4.1%	3.4%
Valuation allowance	(0.2)%	(0.3)%	(0.7)%
Foreign taxes	0.6%	1.2%	0.6%
Remeasurement and discrete adjustments related to the Tax Act (1)	—%	(2.7)%	2.0%
Share-based payments	(0.5)%	(0.1)%	0.1%
Other — net	1.0%	0.1%	(0.2)%
Effective income tax rate	25.4%	23.3%	26.2%
(1)	Effective income tax rate for the years ended December 31, 2019 and 2018 includes the impact of a non-cash income tax benefit of $2.9 million, or 2.7 percent, and a non-cash income tax expense of $2.9 million, or 2.0 percent, respectively, which related to certain discrete adjustments as a result of applying the provisions of the Tax Act.

The tax effects of temporary differences that gave rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 2020 and 2019, were as follows:

	As of December 31,
(In millions)	2020	2019
Deferred tax assets:
Operating lease liabilities	$63.5	$63.1
Pension and post-retirement plans	21.7	19.2
Multi-employer withdrawal liabilities	15.6	16.1
Federal net operating losses	0.9	14.3
State net operating losses	7.5	7.3
U.S. State alternative minimum tax credits	4.4	6.7
Insurance reserves	5.3	5.9
Deferred compensation	8.2	5.8
Other	10.4	5.9
Total deferred tax assets	137.5	144.3
Valuation allowance	(10.0)	(10.6)
Total deferred tax assets, net of valuation allowance	127.5	133.7

Deferred tax liabilities:
Basis differences for property and equipment	372.4	319.2
Operating lease right of use assets	61.5	61.1
Intangibles	40.5	39.7
Lease financing	22.0	23.7
Capital Construction Fund	6.7	12.5
Investment in SSAT	7.4	7.4
Other	6.6	7.7
Total deferred tax liabilities	517.1	471.3
Deferred tax liability, net	$389.6	$337.6

Valuation Allowance: Valuation allowances recorded against the Company’s foreign income tax net operating losses (“NOLs”) and a portion of the state income tax NOLs were $10.0 million and $10.6 million as of December 31, 2020 and 2019, respectively. The Company believes that it is more likely than not that the benefit from these amounts will not be realized. The Company recorded a decrease (increase) to its valuation allowance of $0.6 million, $0.9 million and ($1.1) million during the years ended December 31, 2020, 2019 and 2018, respectively.

Net Operating Losses and Tax Credit Carryforwards: The Company’s NOLs and tax credit carryforwards at December 31, 2020 and 2019 were as follows:

(In millions)	Expiration Date	2020	2019
U.S. Federal income tax NOLs	Various dates beginning in 2027	$7.6	$71.2
U.S. State income tax NOLs (1)	Various dates beginning in 2032	$185.9	$184.5
U.S. State alternative minimum tax credit	No expiration date	$4.0	$6.7
Foreign income tax NOLs	No expiration date	$11.9	$14.0
(1)	The Company does not expect to benefit from $157.9 million and $157.9 million of U.S. State income tax NOLs as of December 31, 2020 and 2019, respectively.

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

Unrecognized Tax Benefits (in millions)	Amount
Balance at December 31, 2017	$15.9
Changes in tax positions of prior years, net	(0.3)
Reductions for lapse of statute of limitations	(0.5)
Balance at December 31, 2018	15.1
Changes in tax positions of prior years, net	2.1
Reductions for lapse of statute of limitations	(0.8)
Balance at December 31, 2019	16.4
Changes in tax positions of prior years, net	2.1
Reductions for lapse of statute of limitations	(0.2)
Balance at December 31, 2020	$18.3

Included in the balance of unrecognized tax benefits at December 31, 2020 are potential benefits of $18.3 million that, if recognized, would affect the Company’s income taxes and effective tax rate. The Company recognizes potential accrued interest and penalties related to unrecognized tax benefits in income taxes. To the extent interest and penalties are not ultimately assessed with respect to the settlement of uncertain tax positions, amounts accrued will be reduced and reflected as a reduction of the Company’s income taxes. Interest accrued related to the balance of unrecognized tax benefits totaled $0.1 million as of December 31, 2020 and 2019.

The Company is no longer subject to U.S. federal income tax audits for years before 2015. The Company is routinely involved in federal, state, local income and excise tax audits, and foreign tax audits.

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

The Company’s target and actual asset allocations at December 31, 2020 and 2019 were as follows:

Asset Categories	Target	2020	2019
Domestic equity securities	53%	60%	59%
International equity securities	15%	17%	17%
Debt securities	22%	17%	17%
Real estate	5%	5%	6%
Other and cash	5%	1%	1%
Total	100%	100%	100%

The Company’s investments in equity securities primarily include domestic large-cap and mid-cap companies, but also includes an allocation to small-cap and international equity securities. Equity investments do not include any direct holdings of the Company’s stock but may include such holdings to the extent that the stock is included as part of certain mutual fund holdings. Debt securities include investment-grade and high-yield corporate bonds from diversified industries, mortgage-backed securities, and U.S. Treasuries. Other types of investments include funds that invest in commercial real estate assets. All assets within specific funds are allocated to the target asset allocation of the fund.

The expected return on plan assets is principally based on the Company’s historical returns combined with the Company’s long-term future expectations regarding asset class returns, the mix of plan assets, and inflation assumptions. Actual return on plan assets for the periods presented are as follows:

Actual Return on Plan Assets	Returns
One-year return	12.0%
Three-year return	8.7%
Five-year return	9.8%
Long-term average return (since plan inception in 1989)	8.5%

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

Real Estate Funds: The fair value of real estate funds is determined by the issuer based on their net asset value (“NAV”). NAV is determined by dividing the fund’s net assets, as recorded in the fund’s audited financial statements, by the number of units outstanding at the valuation date. Fair value for underlying investments in real estate is determined through independent property appraisals.

The fair values of the Company’s pension plan assets at December 31, 2020 and 2019 by asset category were as follows:

	Fair Value Measurements at December 31, 2020
		Quoted Prices in	Significant	Significant
		Active Markets	Observable	Unobservable
Asset Category (in millions)	Total	(Level 1)	Inputs (Level 2)	Inputs (Level 3)
Cash	$3.8	$3.8	$—	$—
Equity securities:
U.S. large-cap	71.3	28.9	42.4	—
U.S. mid- and small-cap	54.3	36.2	18.1	—
International large-cap	7.0	—	7.0	—
Fixed income securities:
U.S. Treasuries	12.0	—	12.0	—
Investment grade U.S. corporate bonds	22.5	—	22.5	—
Total	170.9	$68.9	$102.0	$—
Investment measured at NAV (1)	41.9
Total plan assets	$212.8

	Fair Value Measurements at December 31, 2019
		Quoted Prices in	Significant	Significant
		Active Markets	Observable	Unobservable
Asset Category (in millions)	Total	(Level 1)	Inputs (Level 2)	Inputs (Level 3)
Cash	$6.3	$6.3	$—	$—
Equity securities:
U.S. large-cap	62.4	23.7	38.7	—
U.S. mid- and small-cap	49.6	33.9	15.7	—
International large-cap	6.6	—	6.6	—
Fixed income securities:
U.S. Treasuries	14.1	—	14.1	—
Investment grade U.S. corporate bonds	18.2	—	18.2	—
High-yield U.S. corporate bonds	0.1	—	0.1	—
Total	157.3	$63.9	$93.4	$—
Investment measured at NAV (1)	37.5
Total plan assets	$194.8
(1)	Real estate funds for which fair value is measured using the NAV per share as a practical expedient are not leveled within the fair value hierarchy and are included as a reconciling item to total plan assets.

Contributions to each of the qualified single-employer defined benefit pension plans are determined annually by the Company’s pension administrative committee, based upon the actuarially determined minimum required contribution under the Employee Retirement Income Security Act of 1974 (“ERISA”), as amended, the Pension Protection Act of 2006, and the maximum deductible contribution allowed for tax purposes. The Company’s funding policy is to contribute cash to its pension plans so that it meets at least the minimum contribution requirements. In 2020 and 2019, the Company contributed $9.0 million and $10.0 million, respectively, in pension contributions in these plans. There were no contributions to the plans in 2018.

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

The status of the funded qualified defined benefit pension plans and the unfunded post-retirement benefit plans at December 31, 2020 and 2019 are shown below:

			Post-retirement
	Pension Benefits		Benefits
	December 31,		December 31,
(In millions)	2020	2019	2020	2019
Change in Benefit Obligation:
Benefit obligation at beginning of year	$239.9	$217.4	$26.0	$22.2
Service cost	5.1	4.7	0.5	0.4
Interest cost	7.9	9.3	0.8	0.9
Plan participants’ contributions	—	—	0.8	0.8
Actuarial loss	23.9	22.2	2.7	3.4
Benefits paid, net of subsidies received	(12.5)	(12.2)	(1.7)	(1.7)
Expenses paid	(1.2)	(1.5)	—	—
Benefit obligation at end of year	263.1	239.9	29.1	26.0

Change in Plan Assets:
Fair value of plan assets at beginning of year	194.8	162.2	—	—
Actual return on plan assets	22.7	36.3	—	—
Plan participants’ contributions	—	—	0.8	0.8
Employer contributions	9.0	10.0	0.9	0.9
Benefits paid, net of subsidies received	(12.5)	(12.2)	(1.7)	(1.7)
Expenses paid	(1.2)	(1.5)	—	—
Fair value of plan assets at end of year	212.8	194.8	—	—
Funded Status and Recognized Liability	$(50.3)	$(45.1)	$(29.1)	$(26.0)

Qualified pension and post-retirement benefits plans liabilities recognized in the Consolidated Balance Sheets and expenses recognized in accumulated other comprehensive income (loss) at December 31, 2020 and 2019 were as follows:

			Post-retirement
	Pension Benefits		Benefits
	December 31,		December 31,
(In millions)	2020	2019	2020	2019
Non-current assets	$1.0	$1.0	$—	$—
Current liabilities	—	—	(1.0)	(1.0)
Non-current liabilities, net	(51.3)	(46.1)	(28.1)	(25.0)
Total	$(50.3)	$(45.1)	$(29.1)	$(26.0)

Net loss, net of taxes	$(64.2)	$(56.2)	$(4.4)	$(2.8)
Prior service credit, net of taxes	2.5	4.3	16.6	19.1
Total	$(61.7)	$(51.9)	$12.2	$16.3

The information for qualified defined benefit pension plans with an accumulated benefit obligation in excess of plan assets at December 31, 2020 and 2019 are shown below:

(In millions)	2020	2019
Projected benefit obligation	$261.4	$238.3
Accumulated benefit obligation	$260.9	$237.9
Fair value of plan assets	$210.0	$192.2

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

Components of the net periodic benefit cost and other amounts recognized in other comprehensive income (loss) for the qualified pension plans and the post-retirement benefit plans during 2020, 2019 and 2018 were as follows:

	Pension Benefits			Post-retirement Benefits
	December 31,			December 31,
(In millions)	2020	2019	2018	2020	2019	2018
Components of Net Periodic Benefit Cost (Benefit):
Service cost	$5.1	$4.7	$4.4	$0.5	$0.4	$0.6
Interest cost	7.9	9.3	8.6	0.8	0.9	1.0
Expected return on plan assets	(14.0)	(11.9)	(13.5)	—	—	—
Amortization of net loss (gain)	4.5	5.2	4.6	0.5	(0.1)	1.5
Amortization of prior service credit	(2.3)	(2.3)	(2.3)	(3.7)	(3.8)	(3.8)
Net periodic benefit cost	1.2	5.0	1.8	(1.9)	(2.6)	(0.7)

Other Changes in Plan Assets and Benefit Obligations Recognized in Other Comprehensive Income, net of tax:
Net loss (gain)	11.4	(1.7)	7.8	2.0	2.5	(4.7)
Amortization of net (loss) gain	(3.4)	(3.9)	(3.5)	(0.3)	0.2	(1.1)
Amortization of prior service credit	1.7	1.7	1.7	2.8	2.8	2.8
Total recognized in other comprehensive loss (income)	9.7	(3.9)	6.0	4.5	5.5	(3.0)
Total recognized in net periodic benefit cost and other comprehensive loss (income)	$10.9	$1.1	$7.8	$2.6	$2.9	$(3.7)

The weighted average assumptions used to determine benefit information during 2020, 2019 and 2018 were as follows:

	Pension Benefits			Post-retirement Benefits
	December 31,			December 31,
	2020	2019	2018	2020	2019	2018
Discount rate (1)	2.50%	3.40%	4.40%	2.70%	3.50%	4.50%
Expected return on plan assets	7.25%	7.50%	7.50%
Rate of compensation increase	3.00%	3.00%	3.00%	3.00%	3.00%	3.00%
Cash balance interest credit rate	0.75 - 3.25%	1.75 - 3.75%	3.01%
Initial health care cost trend rate:
Pre-65 group				5.30%	5.70%	6.00%
Post-65 group				5.40%	5.90%	6.30%
Ultimate health care cost trend rate				4.40%	4.40%	4.40%
Year ultimate health care cost trend rate is reached:
Pre-65 group				2037	2037	2037
Post-65 group				2036	2036	2036
(1)	The Company derives a single equivalent rate utilizing a yield curve constructed from a portfolio of high-quality corporate bonds with various maturities.

Non-qualified Pension Plans: The Company has non-qualified supplemental pension plans covering certain employees and retirees, which provide for incremental pension payments from the Company’s general funds so that total pension benefits would be substantially equal to amounts that would have been payable from the Company’s qualified pension plans if it were not for limitations imposed by income tax law. A few employees and retirees receive additional supplemental pension benefits. Non-qualified pension plan liabilities recognized in the Consolidated Balance Sheets and expenses recognized in accumulated other comprehensive income (loss) at December 31, 2020 and 2019 are as follows:

	Non-qualified
	Pension Benefits
	December 31,
(In millions)	2020	2019
Current liabilities	$(1.7)	$(2.1)
Non-current liabilities, net	(2.6)	(2.3)
Total	$(4.3)	$(4.4)

Net loss, net of taxes	$(0.8)	$(0.6)
Prior service credit, net of taxes	0.1	0.2
Total	$(0.7)	$(0.4)

Discount rates of 1.8 percent and 2.8 percent were used in determining the 2020 and 2019 non-qualified pension plan obligations, respectively.

Estimated Benefit Payments: The estimated future benefit payments for the next ten years as of December 31, 2020 were as follows:

		Non-qualified
	Pension	Pension	Post-retirement
Year (in millions)	Benefits	Benefits	Benefits (1)
2021	$14.0	$1.7	$1.0
2022	14.4	—	1.0
2023	14.6	2.2	1.0
2024	14.7	—	1.1
2025	14.9	—	1.1
2026-2030	76.2	0.6	5.5
Total	$148.8	$4.5	$10.7
(1)	Net of plan participants’ contributions and Medicare Part D subsidies.

Defined Contribution Plans: The Company sponsors defined contribution plans that qualify under Sections 401(a) and 401(k) of the Internal Revenue Code. The Company may make discretionary matching contributions equal to a specified percentage of each participant’s 401(k) contributions and makes other non-discretionary contributions. For the year ended December 31, 2020, the Company provided discretionary matching contributions of up to 3 percent of eligible employee compensation. The Company’s matching contributions expensed in 2020, 2019 and 2018 were $3.0 million, $2.9 million and $2.4 million, respectively.

The Company may also provide a discretionary profit sharing contribution under the qualified defined contribution plans, to salaried, non-bargaining unit employees, if both a minimum threshold of Company performance is achieved and the Board has approved the profit sharing contribution. For certain eligible employees, supplemental profit sharing contributions are credited under a non-qualified plan to be paid after separation from service from the Company’s general funds so that total profit sharing contributions would be substantially equal to amounts that would have been contributed to the Company’s qualified defined contribution plans if it were not for limitations imposed by income tax law. Discretionary profit sharing contributions expensed in 2020, 2019 and 2018 were $2.2 million, $0.5 million and $1.4 million, respectively.

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

The multi-employer pension plans are subject to the plan termination insurance provisions of ERISA and are paying premiums to the Pension Benefit Guaranty Corporation (“PBGC”). The statutes provide that an employer who withdraws from, or significantly reduces its contribution obligation to, a multi-employer plan generally will be required to continue funding its proportional share of the plan’s unfunded vested benefits. As of December 31, 2020, the Company’s estimated benefit plan withdrawal obligations were $260.0 million. Except as described in Note 12, no withdrawal obligations have been recorded by the Company in the Consolidated Balance Sheets at December 31, 2020 and 2019, as the Company has no present intention of withdrawing from and does not anticipate termination of any of these plans.

Information regarding the Company’s participation in multi-employer pension plans is outlined in the table below. The “EIN/Pension Plan Number” column provides the Employer Identification Number (“EIN”) and the three-digit plan number, if applicable. Unless otherwise noted, the most recent Pension Protection Act zone status available in 2020 and 2019 is for the plan’s year-end at December 31, 2020 and 2019, respectively. The zone status is based on information that the Company received from the plan and is certified by the plan’s actuary. Among other factors, plans in the red zone are generally less than 65 percent funded; plans in the orange zone are both a) less than 80 percent funded and b) have an accumulated/expected funding deficiency in any of the next six plan years, net of any amortization extensions; plans in the yellow zone meet either one of the criteria mentioned in the orange zone; and plans in the green zone are at least 80 percent funded. The funding improvement plan (“FIP”) or rehabilitation plan (“RP”) column indicates the status which is either pending or has been implemented. The last column lists the expiration dates of the collective-bargaining agreements to which the plans are subject.

			Pension
			Protection Act
			Zone as of		FIP/RP Status		Contributions of Matson
	EIN/Pension		December 31,		Pending/	5%	(in millions)			Surcharge	Expiration
Pension Funds	Plan Number	Notes	2020	2019	Implemented	Contributor	2020	2019	2018	Imposed	Date (2)
American Radio Association Pension Fund	13-6161999-001		Green	Green	Implemented	Yes	$1.0	$1.1	$1.0	No	6/15/2028
Hawaii Terminals Multiemployer Pension Plan	20-0389370-001	(1)	Yellow	Orange	Implemented	Yes	5.8	5.7	5.7	No	6/30/2022
Hawaii Stevedoring Multiemployer Retirement Plan	99-0314293-001	(1)	Green	Yellow	Implemented	Yes	4.6	4.4	4.3	No	6/30/2022
Master, Mates and Pilots Pension Plan	13-6372630-001		Green	Green	No	Yes	3.2	3.4	3.0	No	6/15/2027,
											6/15/2028
Masters, Mates and Pilots Adjustable Pension Plan	37-1719247-001		Green	Green	No	Yes	1.8	1.9	1.7	No	6/15/2027,
											6/15/2028
MEBA Pension Trust - Defined Benefit Plan	51-6029896-001		Green	Green	No	Yes	4.1	4.3	4.0	No	6/15/2022,
											6/15/2028
OCU Pension Trust Plan	26-1574440-001		Green	Green	No	No	0.2	0.2	0.2	No	6/30/2023
MFOW Supplementary Pension Plan	94-6201677-001		Yellow	Green	No	Yes	0.1	0.1	—	No	6/30/2021
SIU Pacific District Pension Plan	94-6061923-001		Green	Green	No	Yes	1.3	1.5	1.2	No	6/30/2021
Alaska Teamster - Employer Pension Plan	92-6003463-024		Red	Red	Implemented	Yes	3.3	1.9	1.9	Yes	6/30/2021,
											6/30/2022,
											6/30/2023,
											6/30/2024
All Alaska Longshore Pension Plan	91-6085352-001		Green	Green	No	Yes	1.3	1.2	1.0	No	6/30/2022
Western Conference of Teamsters Pension Plan	91-6145047-001		Green	Green	No	No	1.6	1.5	1.4	No	3/31/2023
Western Conference of Teamsters Supplemental Benefit Trust	95-3746907-001		Green	Green	No	No	—	—	—	No	3/31/2023
OPEIU Local 153 Pension Plan	13-2864289-001		Red	Red	Implemented	No	0.1	0.1	0.1	No	11/9/2023
Seafarers Pension Plan	13-6100329-001	(3)	Green	Green	No	No	—	—	—	No	6/30/2022
Total							$28.4	$27.3	$25.5
(1)	The Hawaii Terminals Multiemployer Pension Plan merged into the Hawaii Stevedoring Multiemployer Retirement Plan effective January 1, 2021 and formally known as the Hawaii Longshore Pension Plan.
(2)	Represents the expiration date of the collective bargaining agreement.
(3)	The Company does not make contributions directly to the Seafarers Pension Plan. Instead, contributions are made to the Seafarers Health and Benefits Plan, and are subsequently re-allocated to the Seafarers Pension Plan at the discretion of the plan Trustee.

The Company also contributes to multi-employer plans that provide post-retirement health and other benefits other than pensions under the terms of collective-bargaining agreements. Benefits provided to active and retired employees and their eligible dependents under these plans include medical, dental, vision and prescription drug. These plans are not subject to the PBGC plan termination and withdrawal liability provisions of ERISA applicable to multi-employer defined benefit pension plans. Contributions for these multi-employer postretirement health and other benefits were $32.5 million, $32.8 million and $30.0 million in 2020, 2019 and 2018, respectively.

Multi-employer Defined Contribution Plans: The Company contributes to six multi-employer defined contribution pension plans. These plans are not subject to the withdrawal liability provisions of ERISA or the PBGC applicable to multi-employer defined benefit pension plans. Contributions made to these plans by the Company were $5.1 million, $5.3 million and $4.8 million in 2020, 2019 and 2018, respectively.

12.	MULTI-EMPLOYER WITHDRAWAL LIABILITIES

Horizon ceased all of its operations in Puerto Rico during the first quarter of 2015, which resulted in a mass withdrawal from its multi-employer ILA-PRSSA pension fund. The Company assumed this liability as part of the acquisition of Horizon on May 29, 2015. The Company estimated the mass withdrawal liability based upon the required undiscounted quarterly payment of approximately $1.0 million to be paid to the ILA-PRSSA pension fund over a period which ends in March 2040, discounted to present value using the Company’s incremental borrowing rate. Future estimated annual payments to be paid to the ILA-PRSSA pension fund as of December 31, 2020 were as follows:

Year (in millions)	Total
2021	$4.1
2022	4.1
2023	4.1
2024	4.1
2025	4.1
Thereafter	59.7
Total remaining future undiscounted payments due to the ILA-PRSSA pension fund	80.2
Less: amount representing interest	(23.3)
Present value of multi-employer withdrawal liability	56.9
Current portion of multi-employer withdrawal liability (see Note 2)	(4.1)
Long-term portion of multi-employer withdrawal liability (see Note 2)	$52.8

Furthermore, the Company assumed a partial withdrawal liability related to the Local 153 Fund of the OPEIU. The partial withdrawal liability resulted from a decline in the number of contribution base units related to the Local 153 Fund caused by Horizon terminating all of its operations in Puerto Rico during the first quarter of 2015. The Company included the partial withdrawal liability of $6.5 million and $6.7 million within other current liabilities in the Consolidated Balance Sheets as of December 31, 2020 and 2019, respectively.

13.ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

Changes in accumulated other comprehensive income (loss) by component, net of tax, are as follows:

			Non-		Accumulated
		Post-	Qualified		Other
	Pension	Retirement	Pension		Comprehensive
(In millions)	Benefits	Benefits	Benefits	Other	Income (Loss)
Balance at December 31, 2018	$(55.8)	$21.7	$(0.1)	$(0.3)	$(34.5)
Amortization of prior service cost	(1.7)	(2.6)	(0.1)	(0.1)	(4.5)
Amortization of net loss (gain)	5.6	(2.8)	(0.2)	0.1	2.7
Other adjustments	—	—	—	(0.6)	(0.6)
Balance at December 31, 2019	(51.9)	16.3	(0.4)	(0.9)	(36.9)
Amortization of prior service cost	(1.8)	(2.8)	(0.1)	—	(4.7)
Amortization of net loss (gain)	(8.0)	(1.3)	(0.1)	—	(9.4)
Foreign currency exchange	—	—	—	0.5	0.5
Other adjustments	—	—	—	(0.3)	(0.3)
Balance at December 31, 2020	$(61.7)	$12.2	$(0.6)	$(0.7)	$(50.8)

Other comprehensive income (loss) in the Consolidated Statements of Income and Comprehensive Income is shown net of tax benefit (expense) of $4.2 million, $(0.3) million and $0.2 million for the years ended December 2020, 2019 and 2018, respectively.

14.EARNINGS PER SHARE

Basic earnings per share are determined by dividing net income by the weighted-average common shares outstanding during the year. The calculation of diluted earnings per share includes the dilutive effect of unexercised non-qualified stock options and non-vested stock units. The computation of weighted average dilutive shares outstanding excluded a nominal amount of anti-dilutive non-qualified stock options for each of the years 2020, 2019 and 2018.

The denominators used to compute basic and diluted earnings per share for the years ended December 31, 2020, 2019 and 2018 are as follows:

	Year Ended December 31, 2020			Year Ended December 31, 2019			Year Ended December 31, 2018
		Weighted	Per		Weighted	Per		Weighted	Per
		Average	Common		Average	Common		Average	Common
	Net	Common	Share	Net	Common	Share	Net	Common	Share
(In millions, except per share amounts)	Income	Shares	Amount	Income	Shares	Amount	Income	Shares	Amount
Basic:	$193.1	43.1	$4.48	$82.7	42.8	$1.93	$109.0	42.7	$2.55
Effect of Dilutive Securities:		0.4	(0.04)		0.5	(0.02)		0.3	(0.02)
Diluted:	$193.1	43.5	$4.44	$82.7	43.3	$1.91	$109.0	43.0	$2.53

15.	SHARE-BASED AWARDS

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

Share-based compensation expense and other information related to share-based awards for the years ended December 31, 2020, 2019 and 2018 are as follows:

	Years Ended December 31,
Share-based compensation expense, net of estimated forfeitures (in millions)	2020	2019	2018
Share-based compensation expense	$18.8	$11.3	$12.1
Intrinsic value of options exercised	$5.8	$0.5	$0.5
Tax benefit realized upon stock vesting	$3.3	$2.0	$2.7
Fair value of stock vested	$13.1	$8.2	$10.8

As of December 31, 2020, there was no unrecognized compensation cost related to non-vested stock options. As of December 31, 2020, unrecognized compensation cost related to non-vested restricted stock units and performance-based equity awards was $17.7 million. Unrecognized compensation cost is expected to be recognized over a weighted average period of approximately 1.7 years.

Stock option activity for the year ended December 31, 2020 was as follows (in thousands, except weighted average exercise price and weighted average contractual life):

		Weighted	Weighted
		Average	Average	Aggregate
	2007 Plan	Exercise	Contractual	Intrinsic
	Shares	Price	Life	Value
Outstanding at December 31, 2019	173	$22.30
Exercised	(172)	$22.31
Outstanding at December 31, 2020	1	$20.84	0.1	$35
Exercisable at December 31, 2020	1	$20.84	0.1	$35

The following table summarizes non-vested restricted stock unit activity through December 31, 2020 (in thousands, except weighted average grant-date fair value amounts):

	2007 Plan	2016 Plan	Total	Weighted
	Restricted	Restricted	Restricted	Average Grant-
	Stock Units	Stock Units	Stock Units	Date Fair Value
Outstanding at December 31, 2019	8	770	778	$33.39
Granted	—	341	341	38.68
Settlement of Performance Shares (1)	—	38	38	36.55
Vested	(5)	(339)	(344)	34.86
Canceled	—	(21)	(21)	34.59
Outstanding at December 31, 2020	3	789	792	$35.14
(1)	Represents shares paid out above target.

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

The carrying value and fair value of the Company’s financial instruments as of December 31, 2020 and 2019 are as follows:

			Quoted Prices in	Significant	Significant
	Total		Active Markets	Observable	Unobservable
	Carrying Value	Total	(Level 1)	Inputs (Level 2)	Inputs (Level 3)

(In millions)	December 31, 2020	Fair Value Measurements at December 31, 2020
Cash and cash equivalents	$14.4	$14.4	$14.4	$—	$—
Restricted cash	$5.3	$5.3	$5.3	$—	$—
Variable rate debt	$71.8	$71.8	$—	$71.8	$—
Fixed rate debt	$688.3	$686.7	$—	$686.7	$—

(In millions)	December 31, 2019	Fair Value Measurements at December 31, 2019
Cash and cash equivalents	$21.2	$21.2	$21.2	$—	$—
Restricted cash	$7.2	$7.2	$7.2	$—	$—
Variable rate debt	$379.1	$379.1	$—	$379.1	$—
Fixed rate debt	$579.3	$585.9	$—	$585.9	$—

17.	COMMITMENTS AND CONTINGENCIES

Commitments and contractual obligations, excluding debt obligations (see Note 8), lease commitments (see Note 9), pension and post-retirement plan commitments, and multi-employer bargaining plan withdrawal obligations (see Note 11 and 12), are as follows as of December 31, 2020:

Commitments and Contractual Obligations (in millions)	Total
Standby letters of credit (1)	$8.1
Bonds (2)	$33.2
Vendor and other obligations (3)	$69.1
(1)	Standby letters of credit are required for the Company’s uninsured workers’ compensation and other insurance programs, and other needs.
(2)	Bonds are required for U.S. Customs and other related matters.
(3)	Vendor and other obligations include: (i) non-cancellable contractual capital project obligations; (ii) dry-docking related obligations; and (iii) other contractual obligations. Amounts are considered obligations if a contract has been agreed to specifying significant terms of the contract, and the amounts are not reflected in the Consolidated Balance Sheets.

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

18.	QUARTERLY INFORMATION (Unaudited)

Segment results by quarter for 2020 and 2019 are as follows:

	Quarters in the Year Ended December 31, 2020
(In millions, except per share amounts)	Q1	Q2	Q3	Q4
Operating Revenue:
Ocean Transportation	$400.9	$410.8	$498.3	$543.9
Logistics	113.0	113.3	146.9	156.2
Total Operating Revenue	$513.9	$524.1	$645.2	$700.1
Operating Income:
Ocean Transportation	$7.9	$42.3	$86.5	$108.1
Logistics	5.1	8.9	11.9	9.6
Total Operating Income	13.0	51.2	98.4	117.7
Interest expense, net	(8.6)	(8.2)	(5.7)	(4.9)
Other income (expense), net	0.6	1.5	2.4	1.6
Income before Income Taxes	5.0	44.5	95.1	114.4
Income Taxes	(1.2)	(11.7)	(24.2)	(28.8)
Net Income	$3.8	$32.8	$70.9	$85.6

Basic Earnings Per Share:	$0.09	$0.76	$1.65	$1.99
Diluted Earnings Per Share:	$0.09	$0.76	$1.63	$1.96

	Quarters in the Year Ended December 31, 2019
(In millions, except per share amounts)	Q1	Q2	Q3	Q4
Operating Revenue:
Ocean Transportation	$397.9	$415.4	$437.2	$416.1
Logistics	134.5	142.5	134.9	124.6
Total Operating Revenue	$532.4	$557.9	$572.1	$540.7
Operating Income:
Ocean Transportation	$9.4	$19.7	$43.9	$17.8
Logistics	8.1	11.3	11.3	7.6
Total Operating Income	17.5	31.0	55.2	25.4
Interest expense, net	(4.6)	(6.1)	(6.2)	(5.6)
Other income (expense), net	0.6	0.8	(0.5)	0.3
Income before Income Taxes	13.5	25.7	48.5	20.1
Income Taxes	(1.0)	(7.3)	(12.3)	(4.5)
Net Income	$12.5	$18.4	$36.2	$15.6

Basic Earnings Per Share:	$0.29	$0.43	$0.84	$0.36
Diluted Earnings Per Share:	$0.29	$0.43	$0.84	$0.36

The following infrequent transactions impacted the Company’s quarterly segment results during the year ended December 31, 2019. There were no infrequent transactions recorded during the year ended December 31, 2020.

	Quarters in the Year Ended December 31, 2019
(In millions)	Q1	Q2	Q3	Q4
Income taxes - Discrete adjustments related to the Tax Act (1)	$2.9	$—	$—	$—
(1)	Amounts relate to discrete adjustments as a result of applying the Tax Act during the year ended December 31, 2019.

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

There have not been any changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the Company’s fiscal fourth quarter ended December 31, 2020, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

A.	Directors

The information about the Directors of Matson required under this item will be included under the section captioned “Election of Directors” in Matson’s Proxy Statement for the 2021 Annual Meeting of Shareholders to be filed with the SEC within 120 days of the fiscal year ended December 31, 2020 (“Matson’s 2021 Proxy Statement”), which section is incorporated herein by reference.

B.	Information About Our Executive Officers

The information about the executive officers of Matson required under this item will be included under the subsection captioned “Executive Officers” in Matson’s 2021 Proxy Statement, which subsection is incorporated herein by reference.

C.	Corporate Governance

The information about the Audit Committee of the Matson Board of Directors and compliance with Section 16(a) of the Exchange Act, will be included under the subsections captioned “Board of Directors and Committees of Board” and, if applicable, “Delinquent Section 16(a) Reports” in Matson’s 2021 Proxy Statement, which subsections are incorporated herein by reference.

D.	Code of Ethics

The information about Matson’s Code of Ethics required under this item will be included under the subsection captioned “Code of Ethics” in Matson’s 2021 Proxy Statement, which subsection is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION

The information required under this item will be included under the section captioned “Executive Compensation” and the subsections captioned “Compensation of Directors” and “Pay Risk Assessment” in Matson’s 2021 Proxy Statement, which section and subsections are incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Equity Compensation Plan Information: The following table sets forth, as of December 31, 2020, certain information regarding Matson’s equity compensation plan:

Number of shares
	Number of shares				remaining available for
	to be issued		Weighted-average		future issuance under
	upon exercise of		exercise price of		equity compensation
	outstanding options,		outstanding options,		plans (excluding shares
Plan Category	warrants and rights		warrants and rights		reflected in column (a))
	(a)		(b)		(c)
Equity compensation plans approved by shareholders	793,080	(1)	$20.84	(2)	1,000,659	(3)
Equity compensation plans not approved by shareholders	—		—		—
Total	793,080		$20.84		1,000,659
(1)	In addition to 982 shares subject to outstanding stock option awards, this also includes 413,237 shares subject to unvested restricted stock unit awards and 378,861 shares subject to unvested Performance Share awards.
(2)	As restricted stock unit and Performance Share awards do not have exercise prices, the weighted average exercise price is computed using only outstanding stock option awards.
(3)	These shares are available for issuance under the Company’s 2016 Incentive Compensation Plan.

Other information required under this item will be included under the section captioned “Security Ownership of Certain Shareholders” and the subsections captioned “Security Ownership of Directors and Executive Officers” in Matson’s 2021 Proxy Statement, which section and subsections are incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required under this item will be included in the section captioned “Election of Directors” and the subsection captioned “Certain Relationships and Transactions” in Matson’s 2021 Proxy Statement, which section and subsection are incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information concerning principal accountant fees and services required under this item will be included under the sections captioned “Audit Committee Report” and “Ratification of Appointment of Independent Registered Public Accounting Firm” in Matson’s 2021 Proxy Statement, which sections are incorporated herein by reference.

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

3	Articles of incorporation and bylaws.

3.1	Amended and Restated Articles of Incorporation of Matson, Inc. (incorporated by reference to Exhibit 3.1 of Matson’s Form 10-Q for the quarter ended June 30, 2012).

3.2	Articles of Amendment to Change Corporate Name (incorporated by reference to Exhibit 4.2 of Matson’s Form S-8 dated October 26, 2012).

3.3	Amended and Restated Bylaws of Matson, Inc. (as amended as of November 6, 2013) (incorporated by reference to Exhibit 3.1 of Matson’s Form 10-Q for the quarter ended September 30, 2013).

4	Description of Registered Securities (incorporated by reference to Exhibit 4 of Matson’s Form 10-K for the year ended December 31, 2019).

10	Material contracts.

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

10.5

Third Amended and Restated Note Purchase and Private Shelf Agreement among Matson, Inc. and the purchasers party thereto, dated as of September 14, 2016 (incorporated by reference to Exhibit 10.1 of Matson’s Form 8-K dated September 14, 2016).

10.6

First Amendment to Amended and Restated Credit Agreement among Matson, Inc., Bank of America, N.A. as the Agent, and the lenders thereto, dated as of March 31, 2020 (incorporated by reference to Exhibit 10.1 of Matson’s Form 8-K dated April 6, 2020).

10.7

Amendment to Third Amended and Restated Note Purchase and Private Shelf Agreement among Matson, Inc. and the purchasers named therein, dated as of March 31, 2020 (incorporated by reference to Exhibit 10.4 of Matson’s Form 8-K dated April 6, 2020).

10.8

Amendment to December 21, 2016 Note Purchase Agreement among Matson, Inc. and the purchasers named therein, dated as of March 31, 2020 (incorporated by reference to Exhibit 10.5 of Matson’s Form 8-K dated April 6, 2020).

10.9

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

10.13*	Matson, Inc. 2007 Incentive Compensation Plan, amended and restated, effective January 29, 2015 (incorporated by reference to Exhibit 10.13 of Matson’s Form 10-K for the year ended December 31, 2014).

10.14*

Form of Amended and Restated Restricted Stock Unit Award Agreement for Non-Employee Directors (Deferral Election) (incorporated by reference to Exhibit 10.21 of Matson’s Form 10-K for the year ended December 31, 2013).

10.15*	Form of Anti-Dilution Adjustment Amendment to Restricted Stock Unit Award Agreements (incorporated by reference to Exhibit 99.10 of Matson’s Form S-8 dated October 26, 2012).

10.16*	Matson, Inc. Deferred Compensation Plan for Outside Directors (incorporated by reference to Exhibit 10.34 of Matson’s Form 10-K for the year ended December 31, 2012).

10.17

Consolidated Agreement, Contract No. MA-14454 dated as of April 27, 2020 among Matson Navigation Company, Inc., the United States of America, represented by the Maritime Administrator of the Maritime Administration and, with respect to certain provisions, Matson, Inc. (incorporated by reference to Exhibit 10.1 of Matson’s Form 8-K dated April 30, 2020).

10.18

Note Purchase Agreement dated as of April 27, 2020 among Matson Navigation Company, Inc., the United States of America, represented by the Maritime Administrator of the Maritime Administration and the Federal Financing Bank (incorporated by reference to Exhibit 10.2 of Matson’s Form 8-K dated April 30, 2020).

10.19	Affiliate Guaranty dated as of April 27, 2020 executed by Matson, Inc. (incorporated by reference to Exhibit 10.3 of Matson’s Form 8-K dated April 30, 2020).

10.20

Amendment No. 1 dated June 22, 2020, to Consolidated Agreement, Contract No. MA-14454 dated as of April 27, 2020 among Matson Navigation Company, Inc., the United States of America, represented by the Maritime Administrator of the Maritime Administration and, with respect to certain provisions, Matson, Inc. (incorporated by reference to Exhibit 10.1 of Matson’s Form 8-K dated June 25, 2020).

10.21

Note Purchase Agreement dated as of June 22, 2020 among Matson Navigation Company, Inc., the United States of America, represented by the Maritime Administrator of the Maritime Administration and the Federal Financing Bank (incorporated by reference to Exhibit 10.2 of Matson’s Form 8-K dated June 25, 2020).

10.22

Amendment dated June 22, 2020 to Affiliate Guaranty dated as of April 27, 2020 executed by Matson, Inc. and consented to by MARAD (incorporated by reference to Exhibit 10.3 of Matson’s Form 8-K dated June 25, 2020).

10.23*	Matson, Inc. Excess Benefits Plan, amended and restated effective August 27, 2014 (incorporated by reference to Exhibit 10.1 of Matson’s Form 8-K dated August 28, 2014).

10.24*	Form of Letter Agreement entered into with certain executive officers (incorporated by reference to Exhibit 10.45 of Matson’s Form 10-K for the year ended December 31, 2012).

10.25*	Schedule identifying executive officers who have entered into Form of Letter Agreement (incorporated by reference to Exhibit 10.42 of Matson’s Form 10-K for the year ended December 31, 2014).

10.26*	Form of Letter Agreement entered into with executive officer (incorporated by reference to Exhibit 10.1 of Matson’s Form 8-K dated October 24, 2014).

10.27*,**	Letter Agreement Counter Party.

10.28*,**	Amended and Restated Matson, Inc. Executive Severance Plan.

10.29*	Matson, Inc. Deferred Compensation Plan (incorporated by reference to Exhibit 10.51 of Matson’s Form 10-K for the year ended December 31, 2012).

10.30*,**	Amendment No. 1 to the Matson, Inc. Deferred Compensation Plan.

10.31

Shipbuilding Contract, by and between Aker Philadelphia Shipyard, Inc. and Matson Navigation Company, Inc., dated as of November 6, 2013 (certain portions of this exhibit have been omitted pursuant to a confidential treatment request submitted to the Commission) (incorporated by reference to Exhibit 10.56 of Matson’s Form 10-K for the year ended December 31, 2013).

10.32

Shipbuilding Contract, by and between Aker Philadelphia Shipyard, Inc. and Matson Navigation Company, Inc., dated as of November 6, 2013 (certain portions of this exhibit have been omitted pursuant to a confidential treatment request submitted to the Commission) (incorporated by reference to Exhibit 10.57 of Matson’s Form 10-K for the year ended December 31, 2013).

10.33

Guaranty Agreement by Aker Philadelphia Shipyard ASA, in favor of Matson Navigation Company, Inc., dated as of November 6, 2013 (incorporated by reference to Exhibit 10.58 of Matson’s Form 10-K for the year ended December 31, 2013).

10.34

Contract for Construction of Two Vessels, dated as of August 25, 2016, by and between Matson Navigation Company, Inc. and National Steel and Shipbuilding Company (certain portions of this exhibit have been omitted pursuant to a confidential treatment request submitted to the Commission) (incorporated by reference to Exhibit 10.1 of Matson’s Form 10-Q for the quarter ended September 30, 2016).

10.35	Purchaser’s Corporate Guaranty Agreement, by Matson, Inc., dated as of August 25, 2016 (incorporated by reference to Exhibit 10.2 of Matson’s Form 10-Q for the quarter ended September 30, 2016).

10.36

Contractor’s Corporate Guaranty Agreement, by General Dynamics Corporation, dated as of August 25, 2016 (incorporated by reference to Exhibit 10.3 of Matson’s Form 10-Q for the quarter ended September 30, 2016).

10.37

Form of Capital Construction Fund Agreement with Matson Navigation Company, as amended by Addendums No. 2, No. 5, No. 18, No. 20 and No. 31, thereto (incorporated by reference to Exhibit 10.60 of Matson’s Form 10-K for the year ended December 31, 2013).

10.38

Form of Voting Agreement, dated as of November 11, 2014, among Matson Navigation Company, Inc. and certain holders of voting securities of Horizon Lines, Inc. (incorporated by reference to Exhibit 10.1 of Matson’s Form 8-K dated November 11, 2014).

10.39*	Matson, Inc. 2016 Incentive Compensation Plan, amended as of October 25, 2017 (incorporated by reference to Exhibit 10.56 of Matson’s Form 10-K for the year ended December 31, 2017).

10.40*	Amended and Restated Matson, Inc. Cash Incentive Plan, effective January 1, 2016 (incorporated by reference to Exhibit 10.63 of Matson’s Form 10-K for the year ended December 31, 2016).

10.41*

Form of 2016 Plan Restricted Stock Unit Award Agreement for Non-Employee Directors (No Deferral) (incorporated by reference to Exhibit 10.64 of Matson’s Form 10-K for the year ended December 31, 2016).

10.42*

Form of 2016 Plan Restricted Stock Unit Award Agreement for Non-Employee Directors (Deferral Election) (incorporated by reference to Exhibit 10.65 of Matson’s Form 10-K for the year ended December 31, 2016).

10.43*	Form of 2016 Plan Time-Based Restricted Stock Unit Agreement for Non-Executive Employees (incorporated by reference to Exhibit 10.60 of Matson’s Form 10-K for the year ended December 31, 2017).

10.44*	Form of 2016 Plan Time-Based Restricted Stock Unit Agreement for Executive Employees (incorporated by reference to Exhibit 10.61 of Matson’s Form 10-K for the year ended December 31, 2017).

10.45*	Form of 2016 Plan Performance Share Award Agreement for Non-Executive Employees (incorporated by reference to Exhibit 10.62 of Matson’s Form 10-K for the year ended December 31, 2017).

10.46*	Form of 2016 Plan Performance Share Award Agreement for Executive Employees (incorporated by reference to Exhibit 10.63 of Matson’s Form 10-K for the year ended December 31, 2017).

10.47*,**	Form of 2016 Plan Performance Share Award Agreement for Executive Employees (ROIC).

10.48*,**	Form of 2016 Plan Performance Share Award Agreement for Executive Employees (TSR).

10.49*,**	Form of 2016 Plan Performance Share Award Agreement for Non-Executive Employees.

10.50*,**	Form of 2016 Plan Time-Based Restricted Stock Unit Agreement for Executive Employees.

10.51*,**	Form of 2016 Plan Time-Based Restricted Stock Unit Agreement for Non-Executive Employees.

10.52*,**	Form of 2016 Plan Restricted Stock Unit Award Agreement for Non-Employee Directors (No Deferral).

10.53*,**	Form of 2016 Plan Restricted Stock Unit Award Agreement for Non-Employee Directors (Deferral Election).

21**	Matson, Inc. Subsidiaries as of December 31, 2020.

23**	Consent of Deloitte & Touche, LLP dated February 26, 2021.

31.1**	Certification of Chief Executive Officer, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2**	Certification of Chief Financial Officer, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32***	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS**	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH**	Inline XBRL Taxonomy Extension Schema Document
101.CAL**	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF**	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB**	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE**	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104**	Cover Page Interactive Data File – the cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

*            Indicates management contract or compensatory plan or arrangement.

**          Filed herewith.

***        Furnished herewith.

ITEM 16. FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MATSON, INC.
(Registrant)

Date: February 26, 2021	/s/ Matthew J. Cox
Matthew J. Cox
Chairman and
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Matthew J. Cox	Chairman and Chief Executive Officer	February 26, 2021
Matthew J. Cox

/s/ Meredith J. Ching	Director	February 26, 2021
Meredith J. Ching

/s/ Thomas B. Fargo	Director	February 26, 2021
Thomas B. Fargo

/s/ Mark H. Fukunaga	Director	February 26, 2021
Mark H. Fukunaga

/s/ Stanley M. Kuriyama	Director	February 26, 2021
Stanley M. Kuriyama

/s/ Constance H. Lau	Director	February 26, 2021
Constance H. Lau

/s/ Jenai S. Wall	Director	February 26, 2021
Jenai S. Wall

/s/ Joel M. Wine	Executive Vice President and Chief Financial Officer	February 26, 2021
Joel M. Wine

/s/ Kevin L. Stuck	Vice President and Controller (principal accounting officer)	February 26, 2021
Kevin L. Stuck

*****