Form 10-Q
period 2021-03-31
Matson, Inc.
filed 2021-04-28
CIK 3453

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2021

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

Number of shares of common stock outstanding as of March 31, 2021: 43,435,607

MATSON, INC. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

MATSON, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Income and Comprehensive Income

(Unaudited)

	Three Months Ended
	March 31,
(In millions, except per share amounts)	2021	2020
Operating Revenue:
Ocean Transportation	$560.5	$400.9
Logistics	151.3	113.0
Total Operating Revenue	711.8	513.9

Costs and Expenses:
Operating costs	(544.7)	(448.3)
Income from SSAT	9.2	4.0
Selling, general and administrative	(56.1)	(56.6)
Total Costs and Expenses	(591.6)	(500.9)

Operating Income	120.2	13.0
Interest expense	(7.3)	(8.6)
Other income (expense), net	1.4	0.6
Income before Income Taxes	114.3	5.0
Income taxes	(27.1)	(1.2)
Net Income	$87.2	$3.8

Other Comprehensive Income (Loss), Net of Income Taxes:
Net Income	$87.2	$3.8
Other Comprehensive Income (Loss):
Amortization of prior service cost	(1.1)	(1.2)
Amortization of net loss	1.2	1.3
Other adjustments	(0.2)	(0.7)
Total Other Comprehensive Income (Loss)	(0.1)	(0.6)
Comprehensive Income	$87.1	$3.2

Basic Earnings Per Share	$2.01	$0.09
Diluted Earnings Per Share	$1.99	$0.09

Weighted Average Number of Shares Outstanding:
Basic	43.4	43.0
Diluted	43.8	43.3

See Notes to Condensed Consolidated Financial Statements.

MATSON, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(Unaudited)

	March 31,	December 31,
(In millions)	2021	2020
ASSETS
Current Assets:
Cash and cash equivalents	$11.8	$14.4
Accounts receivable, net of allowance for credit loss of $6.5 million and $6.3 million, respectively	261.1	253.4
Prepaid expenses and other assets	41.0	38.1
Total current assets	313.9	305.9
Long-term Assets:
Investment in SSAT	47.5	48.7
Property and equipment, net	1,684.0	1,689.9
Operating lease right of use assets	279.0	251.4
Goodwill	327.8	327.8
Intangible assets, net	189.3	192.0
Deferred dry-docking costs, net	53.7	51.9
Other long-term assets	34.5	33.0
Total long-term assets	2,615.8	2,594.7
Total Assets	$2,929.7	$2,900.6

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Current portion of debt	$59.2	$59.2
Accounts payable and accruals	259.9	283.1
Operating lease liabilities	91.0	72.4
Other liabilities	109.0	96.8
Total current liabilities	519.1	511.5
Long-term Liabilities:
Long-term debt, net of deferred loan fees	624.3	685.6
Long-term operating lease liabilities	197.6	186.9
Deferred income taxes	396.1	389.6
Other long-term liabilities	163.7	165.8
Total long-term liabilities	1,381.7	1,427.9
Commitments and Contingencies
Shareholders’ Equity:
Common stock	32.6	32.4
Additional paid in capital	312.0	321.5
Accumulated other comprehensive loss, net	(50.9)	(50.8)
Retained earnings	735.2	658.1
Total shareholders’ equity	1,028.9	961.2
Total Liabilities and Shareholders’ Equity	$2,929.7	$2,900.6

See Notes to Condensed Consolidated Financial Statements.

MATSON, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Three Months Ended March 31,
(In millions)	2021	2020
Cash Flows From Operating Activities:
Net income	$87.2	$3.8
Reconciling adjustments:
Depreciation and amortization	34.5	27.0
Amortization of operating lease right of use assets	23.9	17.4
Deferred income taxes	6.5	2.7
Share-based compensation expense	4.8	3.1
Income from SSAT	(9.2)	(4.0)
Distribution from SSAT	10.5	7.8
Other	(1.1)	(0.1)
Changes in assets and liabilities:
Accounts receivable, net	(7.7)	(12.9)
Deferred dry-docking payments	(9.5)	(2.6)
Deferred dry-docking amortization	6.6	6.1
Prepaid expenses and other assets	(4.8)	(0.2)
Accounts payable, accruals and other liabilities	5.6	38.9
Operating lease liabilities	(22.5)	(16.9)
Other long-term liabilities	(1.9)	(1.5)
Net cash provided by operating activities	122.9	68.6

Cash Flows From Investing Activities:
Capitalized vessel construction expenditures	—	(9.1)
Other capital expenditures	(38.5)	(26.1)
Proceeds from disposal of property and equipment	1.4	14.5
Cash deposits into Capital Construction Fund	—	(70.4)
Withdrawals from Capital Construction Fund	—	70.4
Net cash used in investing activities	(37.1)	(20.7)

Cash Flows From Financing Activities:
Repayments of debt	(14.4)	(11.4)
Proceeds from revolving credit facility	108.1	111.4
Repayments of revolving credit facility	(154.9)	(133.5)
Payment of financing costs	(3.0)	(3.1)
Dividends paid	(10.1)	(9.5)
Tax withholding related to net share settlements of restricted stock units	(14.1)	(4.5)
Net cash used in financing activities	(88.4)	(50.6)

Net Decrease in Cash, Cash Equivalents and Restricted Cash	(2.6)	(2.7)
Cash, Cash Equivalents and Restricted Cash, Beginning of the Period	19.7	28.4
Cash, Cash Equivalents and Restricted Cash, End of the Period	$17.1	$25.7

Reconciliation of Cash, Cash Equivalents and Restricted Cash, End of the Period:
Cash and Cash Equivalents	$11.8	$19.9
Restricted Cash	5.3	5.8
Total Cash, Cash Equivalents and Restricted Cash, End of the Period	$17.1	$25.7

Supplemental Cash Flow Information:
Interest paid, net of capitalized interest	$5.7	$8.6
Income tax (refunds) and payments, net	$(0.4)	$(0.3)

Non-cash Information:
Capital expenditures included in accounts payable, accruals and other liabilities	$8.8	$3.5

See Notes to Condensed Consolidated Financial Statements.

MATSON, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Shareholders’ Equity

(Unaudited)

				Accumulated
	Common Stock		Additional	Other
		Stated	Paid In	Comprehensive	Retained
(In millions, except per share amounts)	Shares	Value	Capital	Income (Loss)	Earnings	Total
Balance at December 31, 2020	43.2	$32.4	$321.5	$(50.8)	$658.1	$961.2
Net income	—	—	—	—	87.2	87.2
Other comprehensive loss, net of tax	—	—	—	(0.1)	—	(0.1)
Share-based compensation	—	—	4.8	—	—	4.8
Shares issued, net of shares withheld for employee taxes	0.2	0.2	(14.3)	—	—	(14.1)
Dividends ($0.23 per share)	—	—	—	—	(10.1)	(10.1)
Balance at March 31, 2021	43.4	$32.6	$312.0	$(50.9)	$735.2	$1,028.9

				Accumulated
	Common Stock		Additional	Other
		Stated	Paid In	Comprehensive	Retained
(In millions, except per share amounts)	Shares	Value	Capital	Income (Loss)	Earnings	Total
Balance at December 31, 2019	42.9	$32.2	$306.2	$(36.9)	$504.2	$805.7
Net income	—	—	—	—	3.8	3.8
Other comprehensive loss, net of tax	—	—	—	(0.6)	—	(0.6)
Share-based compensation	—	—	3.1	—	—	3.1
Shares issued, net of shares withheld for employee taxes	0.1	0.1	(4.6)	—	—	(4.5)
Equity interest in SSAT	—	—	—	—	2.2	2.2
Dividends ($0.22 per share)	—	—	—	—	(9.5)	(9.5)
Balance at March 31, 2020	43.0	$32.3	$304.7	$(37.5)	$500.7	$800.2

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

The Condensed Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020, filed with the Securities and Exchange Commission (“SEC”) on February 26, 2021.

Fiscal Period: The period end for Matson covered by this report is March 31, 2021. The period end for MatNav and its subsidiaries covered by this report occurred on the last Friday in March, or March 26, 2021.

Significant Accounting Policies: The Company’s significant accounting policies are described in Note 2 to the Consolidated Financial Statements included in Part II, Item 8 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2020.

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

Recognition of Revenues and Expenses: Revenue in the Company’s Condensed Consolidated Financial Statements is presented net of elimination of intercompany transactions. The following is a description of the Company’s principal revenue generating activities by segment, and the Company’s revenue recognition policy for each activity for the periods presented:

	March 31,
Ocean Transportation (in millions) (1)	2021	2020
Ocean Transportation services	$554.2	$391.1
Terminal and other related services	2.8	5.8
Fuel sales	1.4	2.6
Vessel management and related services	2.1	1.4
Total	$560.5	$400.9
(1)	Ocean Transportation revenue transactions are primarily denominated in U.S. dollars except for less than 3 percent of Ocean Transportation services revenue and fuel sales revenue categories which are denominated in foreign currencies.

◾	Ocean Transportation services revenue is recognized ratably over the duration of a voyage based on the relative transit time completed in each reporting period. Vessel operating costs and other ocean transportation operating costs, such as terminal operating overhead and selling, general and administrative expenses, are charged to operating costs as incurred.
◾	Terminal and other related services revenue is recognized as the services are performed. Related costs are recognized as incurred.
◾	Fuel sales revenue and related costs are recognized when the Company has completed delivery of the product to the customer in accordance with the terms and conditions of the contract.
◾	Vessel management and related services revenue is recognized in proportion to the services completed. Related costs are recognized as incurred.

	March 31,
Logistics (in millions) (1)	2021	2020
Transportation Brokerage and Freight Forwarding services	$135.3	$102.1
Warehouse and distribution services	9.2	8.2
Supply chain management and other services	6.8	2.7
Total	$151.3	$113.0
(1)	Logistics revenue transactions are primarily denominated in U.S. dollars except for less than 5 percent of transportation brokerage and freight forwarding services revenue, and supply chain management and other services revenue categories which are denominated in foreign currencies.

◾	Transportation Brokerage and Freight Forwarding services revenue consists of amounts billed to customers for services provided. The primary costs include third-party purchased transportation services, agent commissions, labor and equipment. Revenue and the related purchased third-party transportation costs are recognized over the duration of a delivery based upon the relative transit time completed in each reporting period. Labor, agent commissions, and other operating costs are expensed as incurred. The Company reports revenue on a gross basis as the Company serves as the principal in these transactions because it is responsible for fulfilling the contractual arrangements with the customer and has latitude in establishing prices.
◾	Warehousing and distribution services revenue consist of amounts billed to customers for storage, handling, and value-added packaging of customer merchandise. Storage revenue is recognized in the month the service is

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

Capital Construction Fund: The Company’s Capital Construction Fund (“CCF”) is described in Note 7 to the Consolidated Financial Statements included in Part II, Item 8 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2020. As of March 31, 2021 and December 31, 2020, $1.7 million of eligible accounts receivable was assigned to the CCF. Due to the nature of the assignment of eligible accounts receivable into the CCF, such assigned amounts are classified as part of accounts receivable in the Condensed Consolidated Balance Sheets. Cash on deposit in the CCF is held in a money market account and classified as a long-term asset in the Company’s Condensed Consolidated Balance Sheets, as the Company intends to use qualified cash withdrawals to fund long-term investment in the construction of new vessels. The Company made no qualifying cash deposits into or withdrawals from the CCF during the three months ended March 31, 2021. The balance of cash on deposit at March 31, 2021 and December 31, 2020 was nominal.

Investment in SSAT: Condensed income statement information for SSAT for the three months ended March 31, 2021 and 2020 consisted of the following:

	Three Months Ended
	March 31,
(In millions)	2021	2020
Operating revenue	$306.1	$278.9
Operating costs and expenses	(273.1)	(265.4)
Operating income	33.0	13.5
Net Income (1)	$28.9	$13.0
Company Share of SSAT’s Net Income (2)	$9.2	$4.0
(1)	Includes earnings from equity method investments held by SSAT less earnings allocated to non-controlling interests.
(2)	The Company records its share of net income from SSAT in costs and expenses in the Condensed Consolidated Statement of Income and Comprehensive Income due to the nature of SSAT’s operations.

The Company’s investment in SSAT was $47.5 million and $48.7 million at March 31, 2021 and December 31, 2020, respectively.

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

Dividends: The Company’s first quarter 2021 cash dividend of $0.23 per share was paid on March 4, 2021. On April 22, 2021, the Company’s Board of Directors declared a cash dividend of $0.23 per share payable on June 3, 2021.

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

The Company’s Ocean Transportation segment provides ocean transportation services to the Logistics segment, and the Logistics segment provides logistics services to the Ocean Transportation segment in certain transactions. Accordingly, inter-segment revenue of $33.7 million and $19.4 million for the three months ended March 31, 2021 and 2020, respectively, have been eliminated from operating revenues in the table below.

Reportable segment financial information for the three months ended March 31, 2021 and 2020 are as follows:

	Three Months Ended
	March 31,
(In millions)	2021	2020
Operating Revenue:
Ocean Transportation (1)	$560.5	$400.9
Logistics (2)	151.3	113.0
Total Operating Revenue	$711.8	$513.9
Operating Income:
Ocean Transportation (3)	$114.1	$7.9
Logistics	6.1	5.1
Total Operating Income	120.2	13.0
Interest expense, net	(7.3)	(8.6)
Other income (expense), net	1.4	0.6
Income before Income Taxes	114.3	5.0
Income taxes	(27.1)	(1.2)
Net Income	$87.2	$3.8
(1)	Ocean Transportation operating revenue excludes inter-segment revenue of $15.1 million and $9.4 million for the three months ended March 31, 2021 and 2020, respectively.
(2)	Logistics operating revenue excludes inter-segment revenue of $18.6 million and $10.0 million for the three months ended March 31, 2021 and 2020, respectively.
(3)	Ocean Transportation segment information includes $9.2 million and $4.0 million of equity in income from the Company’s equity investment in SSAT for the three months ended March 31, 2021 and 2020, respectively.

4.          PROPERTY AND EQUIPMENT

Property and equipment as of March 31, 2021 and December 31, 2020 consisted of the following:

	March 31,	December 31,
(In millions)	2021	2020
Cost:
Vessels	$2,200.1	$2,191.6
Containers and equipment	559.6	572.3
Terminal facilities and other property	119.9	119.8
Construction in progress	31.8	28.6
Total Property and Equipment	2,911.4	2,912.3
Less: Accumulated Depreciation	(1,227.4)	(1,222.4)
Total Property and Equipment, net	$1,684.0	$1,689.9

5.          GOODWILL AND INTANGIBLES

Goodwill by segment as of March 31, 2021 and December 31, 2020 consisted of the following:

	Ocean
(In millions)	Transportation	Logistics	Total
Goodwill	$222.6	$105.2	$327.8

Intangible assets as of March 31, 2021 and December 31, 2020 consisted of the following:

	March 31,	December 31,
(In millions)	2021	2020
Customer Relationships:
Ocean Transportation	$140.6	$140.6
Logistics	90.1	90.1
Total	230.7	230.7
Less: Accumulated Amortization	(68.7)	(66.0)
Total Customer Relationships, net	162.0	164.7
Trade name – Logistics	27.3	27.3
Total Intangible Assets, net	$189.3	$192.0

The Company evaluates its goodwill and intangible assets for possible impairment in the fourth quarter, or whenever events or changes in circumstances indicate that it is more likely than not that the fair value is less than its carrying amount. The Company has reporting units within the Ocean Transportation and Logistics reportable segments. The Company considered the general economic and market conditions due to the COVID-19 pandemic and its impact on the performance of each of the Company’s reporting units. Based on the Company’s assessment of its market capitalization, future forecasts and the amount of excess of fair value over the carrying value of the reporting units in the 2020 annual impairment tests, the Company concluded that an impairment triggering event did not occur during the quarter ended March 31, 2021.

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

6.          DEBT

As of March 31, 2021 and December 31, 2020, the Company’s debt consisted of the following:

	March 31,	December 31,
(In millions)	2021	2020
Private Placement Term Loans:
3.66%, payable through 2023	$22.8	$22.8
4.16%, payable through 2027	34.0	34.0
3.37%, payable through 2027	75.0	75.0
3.14%, payable through 2031	160.4	169.6
4.31%, payable through 2032	27.9	27.9
Title XI Debt:
5.34%, payable through 2028	16.5	17.6
5.27%, payable through 2029	18.7	19.8
1.22%, payable through 2043	182.0	182.0
1.35%, payable through 2044	136.6	139.6
Revolving credit facility, maturity date of March 31, 2026	25.0	71.8
Total Debt	698.9	760.1
Less: Current portion	(59.2)	(59.2)
Total Long-term Debt	639.7	700.9
Less: Deferred loan fees	(15.4)	(15.3)
Total Long-term Debt, net of deferred loan fees	$624.3	$685.6

Except as described below, the Company’s debt is described in Note 8 to the Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020.

Revolving Credit Facility Amendment: On March 31, 2021, the Company entered into the Second Amended and Restated Credit Agreement (the “Credit Agreement”). The Credit Agreement extends the maturity date to March 31, 2026, and retains the existing committed aggregate borrowings of up to $650 million, with an uncommitted option to increase the aggregate borrowings by up to $250 million. The Credit Agreement amended certain covenants and other terms set forth in the prior credit agreement, including (i) amending the pricing grid to provide for pricing ranging from, at the Company’s election, LIBOR plus a margin between 1.00 percent and 1.75 percent depending on the Company’s consolidated net leverage ratio, or base rate plus a margin between 0.00 percent and 0.75 percent depending on the Company’s consolidated net leverage ratio; (ii) reducing the maximum permitted consolidated leverage ratio to 3.50 to 1.0, with an option for a one-time increase to 4.0 to 1.0 in connection with a material acquisition; and (iii) removing certain limitations on stock redemptions and repurchases, sale leaseback transactions and asset sales, and the incurrence of priority debt. The Company may prepay any amounts outstanding under the Credit Agreement without premium or penalty. The Credit Agreement contains affirmative, negative and financial covenants customary for financings of this type, including, among other things, limitations on certain other indebtedness, loans and investments, liens, mergers, asset sales, and transactions with affiliates. The Credit Agreement also contains customary events of default. The Company paid fees of approximately $2.2 million in connection with the closing of the Credit Agreement which is included in other long-term assets in the Condensed Consolidated Balance Sheet as of March 31, 2021.

As of March 31, 2021, the Company had $616.9 million of remaining borrowing availability under the revolving credit facility. The Company used $8.1 million of the sublimit for letters of credit outstanding as of March 31, 2021. Based on the Company’s consolidated net leverage ratio, which stipulates borrowing margins, the interest rate applicable to revolving credit facility was approximately 1.58 percent at March 31, 2021. Borrowings under the revolving credit facility are classified as long-term debt in the Condensed Consolidated Balance Sheets, as principal payments are not required until the maturity date.

Private Placement Term Loans Amendments: On March 31, 2021, the Company and the holders of the private placement term loans entered into amendments (collectively, the “2021 Note Amendments”) to each of (i) the Third Amended and Restated Note Purchase Agreement and Private Shelf Agreement dated as of September 14, 2016, among the Company and the holders of the notes issued thereunder, as amended; and (ii) the Note Purchase Agreement dated December 21, 2016 among the Company and the holders of the notes issued thereunder, in each case as amended prior to such date.

The 2021 Note Amendments amended certain covenants and other terms, including (i) eliminating the Leverage Relief Period and associated quarterly interest enhancement payments; (ii) removing certain other fees and increases to interest rate; (iii) reducing the maximum permitted consolidated leverage ratio to 3.50 to 1.0, with an option for a one-time increase to 4.0 to 1.0 in connection with a material acquisition, with potential interest enhancement payments if leverage is over 3.25 to 1.0; and (iv) removing certain additional limitations on stock redemptions and repurchases, sale leaseback transactions and asset sales, and the incurrence of priority debt. The Company paid fees of approximately $0.8 million related to the 2021 Note Amendments which is included in deferred loan fees in debt in the Condensed Consolidated Balance Sheet as of March 31, 2021.

Debt Security and Guarantees: All of the debt of the Company and MatNav, including related guarantees, as of March 31, 2021 was unsecured, except for the Title XI debt.

Debt Maturities: As of March 31, 2021, debt maturities during the next five years and thereafter are as follows:

As of
Year (in millions)	March 31, 2021
Remainder of 2021	$44.8
2022	65.0
2023	60.4
2024	51.7
2025	51.7
Thereafter	425.3
Total Debt	$698.9

7.          LEASES

The Company’s leases are described in Note 9 to the Consolidated Financial Statements included in Part II, Item 8 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2020.

Components of Lease Cost: Components of lease cost recorded in the Company’s Condensed Consolidated Statement of Income and Comprehensive Income for the three months ended March 31, 2021 and 2020 consisted of the following:

	Three Months Ended
	March 31,
(In millions)	2021	2020
Operating lease cost	$25.3	$20.0
Short-term lease cost	2.0	0.1
Variable lease cost	0.2	0.2
Total lease cost	$27.5	$20.3

Sale and Leaseback of Equipment: There were no sale and leaseback transactions during the three months ended March 31, 2021. On March 25, 2020, the Company entered into an agreement for the sale and leaseback of multiple tranches of chassis and container equipment. The net proceeds from the sales were $14.3 million, and the gain on the disposal of the equipment was not material to the Company’s Condensed Consolidated Financial Statements. The Company subsequently leased back the equipment under a five-year operating lease agreement that includes purchase options exercisable at fair market value.

8.          ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

Changes in accumulated other comprehensive income (loss) by component, net of tax, for the three months ended March 31, 2021 are as follows:

					Accumulated
		Post-	Non-		Other
	Pension	Retirement	Qualified		Comprehensive
(In millions)	Benefits	Benefits	Plans	Other	Income (Loss)
Balance at December 31, 2020	$(61.7)	$12.2	$(0.6)	$(0.7)	$(50.8)
Amortization of prior service cost	(0.4)	(0.7)	—	—	(1.1)
Amortization of net loss	0.9	0.2	0.1	—	1.2
Foreign currency exchange	—	—	—	(0.2)	(0.2)
Balance at March 31, 2021	$(61.2)	$11.7	$(0.5)	$(0.9)	$(50.9)

Changes in accumulated other comprehensive income (loss) by component, net of tax, for the three months ended March 31, 2020 consisted of the following:

					Accumulated
		Post-	Non-		Other
	Pension	Retirement	Qualified		Comprehensive
(In millions)	Benefits	Benefits	Plans	Other	Income (Loss)
Balance at December 31, 2019	$(51.9)	$16.3	$(0.4)	$(0.9)	$(36.9)
Amortization of prior service cost	(0.5)	(0.6)	(0.1)	—	(1.2)
Amortization of net loss	1.1	0.1	0.1	—	1.3
Foreign currency exchange	—	—	—	(0.5)	(0.5)
Other adjustments	—	—	—	(0.2)	(0.2)
Balance at March 31, 2020	$(51.3)	$15.8	$(0.4)	$(1.6)	$(37.5)

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

The carrying value and fair value of the Company’s financial instruments as of March 31, 2021 and December 31, 2020 are as follows:

			Quoted Prices in	Significant	Significant
	Total		Active Markets	Observable	Unobservable
	Carrying Value	Total	(Level 1)	Inputs (Level 2)	Inputs (Level 3)

(In millions)	March 31, 2021	Fair Value Measurements at March 31, 2021
Cash and cash equivalents	$11.8	$11.8	$11.8	$—	$—
Restricted cash	$5.3	$5.3	$5.3	$—	$—
Variable rate debt	$25.0	$25.0	$—	$25.0	$—
Fixed rate debt	$673.9	$648.3	$—	$648.3	$—

(In millions)	December 31, 2020	Fair Value Measurements at December 31, 2020
Cash and cash equivalents	$14.4	$14.4	$14.4	$—	$—
Restricted cash	$5.3	$5.3	$5.3	$—	$—
Variable rate debt	$71.8	$71.8	$—	$71.8	$—
Fixed rate debt	$688.3	$686.7	$—	$686.7	$—

10.          EARNINGS PER SHARE

Basic earnings per share is determined by dividing net income by the weighted average common shares outstanding during the period. The calculation of diluted earnings per share includes the dilutive effect of unexercised non-qualified stock options and non-vested restricted stock units. The computation of weighted average common shares outstanding excluded a nominal amount of anti-dilutive non-qualified stock options for each period ended March 31, 2021 and 2020.

The denominators used to compute basic and diluted earnings per share for the three months ended March 31, 2021 and 2020 are as follows:

	Three Months Ended March 31, 2021			Three Months Ended March 31, 2020
		Weighted	Per		Weighted	Per
		Average	Common		Average	Common
	Net	Common	Share	Net	Common	Share
(In millions, except per share amounts)	Income	Shares	Amount	Income	Shares	Amount
Basic:	$87.2	43.4	$2.01	$3.8	43.0	$0.09
Effect of Dilutive Securities:		0.4	(0.02)		0.3	—
Diluted:	$87.2	43.8	$1.99	$3.8	43.3	$0.09

11.          SHARE-BASED COMPENSATION

During the three months ended March 31, 2021, the Company granted approximately 225,600 in total of time-based restricted stock units and performance-based shares to certain of its employees at a weighted average grant date fair value of $68.41.

Total share-based compensation cost recognized in the Condensed Consolidated Statements of Income and Comprehensive Income as a component of selling, general and administrative expenses was $4.8 million and $3.1 million for the three months ended March 31, 2021 and 2020, respectively. Total unrecognized compensation cost related to unvested share-based compensation arrangements was $35.7 million at March 31, 2021, and is expected to be recognized over a weighted average period of approximately 2.3 years. Total unrecognized compensation cost may be adjusted for any unearned performance shares or forfeited shares.

12.          PENSION AND POST-RETIREMENT PLANS

The Company’s pension and post-retirement plans are described in Note 11 to the Consolidated Financial Statements included in Part II, Item 8 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2020. Components of net periodic benefit cost and other amounts recognized in Other Comprehensive Income (Loss) for the qualified pension plans and the post-retirement benefit plans for the three months ended March 31, 2021 and 2020 consisted of the following:

	Pension Benefits		Post-retirement Benefits
	Three Months Ended March 31,		Three Months Ended March 31,
(In millions)	2021	2020	2021	2020
Components of net periodic benefit cost (benefit):
Service cost	$1.2	$1.2	$0.2	$0.1
Interest cost	1.5	1.9	0.2	0.2
Expected return on plan assets	(3.6)	(3.2)	—	—
Amortization of net loss	1.3	1.5	0.3	0.2
Amortization of prior service credit	(0.6)	(0.6)	(0.9)	(0.9)
Net periodic benefit cost (benefit)	$(0.2)	$0.8	$(0.2)	$(0.4)

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

The Company cautions that forward-looking statements are subject to numerous assumptions, risks and uncertainties, which change over time, including, but not limited to, the risk factors that are described in Part I, Item 1A, “Risk Factors” of Matson’s Annual Report on Form 10-K for the year ended December 31, 2020. Forward-looking statements speak only as of the date they are made, and the Company assumes no duty to and does not undertake any obligation to update forward-looking statements. Actual results could differ materially from those anticipated in forward-looking statements and future results could differ materially from historical performance.

OVERVIEW

Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is designed to provide a discussion of the Company’s financial condition, results of operations, liquidity and certain other factors that may affect its future results from the perspective of management. The discussion that follows is intended to provide information that will assist in understanding the changes in the Company’s financial statements from period to period, the primary factors that accounted for those changes, and how certain accounting principles, policies and estimates affect the Company’s financial statements. MD&A is provided as a supplement to the Condensed Consolidated Financial Statements and notes herein, and should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2020, the Company’s reports on Forms 10-Q and 8-K, and other publicly available information.

FIRST QUARTER 2021 DISCUSSION AND UPDATE ON BUSINESS CONDITIONS

Ocean Transportation: The Company’s container volume in the Hawaii service in the first quarter 2021 was 0.6 percent higher year-over-year primarily due to higher demand for sustenance and home improvement goods, partially offset by one less westbound sailing and lower tourism activity as a result of the pandemic. The low tourism levels during the COVID-19 pandemic have had a meaningfully negative impact on Hawaii’s economy. With eased visitor travel restrictions and increased vaccinations on the mainland, tourism to the Hawaiian islands has recently picked up and is expected to accelerate into the summer as vaccinations become more widespread. The recovery in tourism is expected to lead to gradually improving economic conditions in the state, but the economic recovery trajectory continues to remain uncertain.

In China, the Company’s container volume in the first quarter 2021 increased 218.6 percent year-over-year primarily due to volume from the CLX+ service in addition to higher volume on the CLX service as a result of our increased capacity in the tradelane. Matson continued to realize a significant rate premium in the first quarter 2021 and achieved average freight rates that were considerably higher than in the year ago period. At present, significant supply chain congestion continues, particularly at the California ports, and these conditions will most likely persist through the second quarter

2021 and into the traditional peak season. We also expect demand in the Transpacific tradelane to remain favorable as elevated consumption trends, including heightened e-commerce activity, are expected to continue beyond the second quarter. Accordingly, we expect significant demand for our expedited CLX and CLX+ services to remain throughout the peak season into late October.

In Guam, the Company’s container volume in the first quarter 2021 increased 2.0 percent year-over-year primarily due to higher demand for sustenance and home improvement goods, partially offset by lower tourism activity as a result of the pandemic. In the near-term, we expect depressed tourism levels to have a negative impact on the Guam economy.

In Alaska, the Company’s container volume for the first quarter 2021 decreased 4.9 percent year-over-year as a result of lower northbound volume primarily due to one less sailing this year and volume related to a competitor’s dry-docking in the year ago period and lower southbound volume, partially offset by volume from the Alaska-to-Asia Express service. Normalizing for the one less sailing this year and volume related to a competitor’s dry-docking in the year ago period, Alaska volume increased approximately 2.5 percent. In the near-term, we expect the Alaska economy to slowly recover, but remain challenged until the pandemic subsides and the unemployment rate improves.

The contribution in the first quarter 2021 from the Company’s SSAT joint venture investment was $9.2 million, or $5.2 million higher than the first quarter 2020. The increase was driven by higher lift volume.

Logistics: In the first quarter 2021, operating income for the Company’s Logistics segment was $6.1 million, or $1.0 million higher compared to the operating income achieved in the first quarter 2020. The increase was due primarily to higher contributions from transportation brokerage and supply chain management as a result of elevated goods consumption and inventory restocking in addition to tight supply and demand fundamentals in our core markets.

CONSOLIDATED RESULTS OF OPERATIONS

Consolidated Results - Three months ended March 31, 2021, compared with 2020:

	Three Months Ended March 31,
(Dollars in millions, except per share amounts)	2021	2020	Change
Operating revenue	$711.8	$513.9	$197.9	38.5%
Operating costs and expenses	(591.6)	(500.9)	(90.7)	18.1%
Operating income	120.2	13.0	107.2	824.6%
Interest expense	(7.3)	(8.6)	1.3	(15.1)%
Other income (expense), net	1.4	0.6	0.8	133.3%
Income before income taxes	114.3	5.0	109.3	2,186.0%
Income taxes	(27.1)	(1.2)	(25.9)	2,158.3%
Net income	$87.2	$3.8	$83.4	2,194.7%
Basic earnings per share	$2.01	$0.09	$1.92	2,133.3%
Diluted earnings per share	$1.99	$0.09	$1.90	2,111.1%

Changes in operating revenue, and operating costs and expenses are further described below in the Analysis of Operating Revenue and Income by Segment.

The decrease in interest expense for the three months ended March 31, 2021, compared to the three months ended March 31, 2020, was due to lower outstanding debt during the period, offset by a lower amount of capitalized interest associated with the new vessel construction in 2020.

Other income (expense) relates to the amortization of certain components of net periodic benefit costs or gains related to the Company’s pension and post-retirement plans, and interest received from income tax refunds. The increase in Other income (expense) was due to favorable adjustments related to the Company’s pension and post-retirement plan liabilities during the three months ended March 31, 2021.

Income tax expense was $27.1 million or 23.7 percent of income before income taxes for the three months ended March 31, 2021, compared to $1.2 million or 24.0 percent of income before income taxes for the three months ended March 31, 2020. The effective tax rate for the three months ended March 31, 2021 was lower than the effective tax rate for the three months ended March 31, 2020 as it benefitted from discrete adjustments related to stock compensation and foreign taxes that lowered the effective tax rate for that period.

ANALYSIS OF OPERATING REVENUE AND INCOME BY SEGMENT

Ocean Transportation Operating Results - Three months ended March 31, 2021, compared with 2020:

	Three Months Ended March 31,
(Dollars in millions)	2021	2020	Change
Ocean Transportation revenue	$560.5	$400.9	$159.6	39.8%
Operating costs and expenses	(446.4)	(393.0)	(53.4)	13.6%
Operating income	$114.1	$7.9	$106.2	1,344.3%
Operating income margin	20.4%	2.0%

Volume (Forty-foot equivalent units (FEU), except for automobiles) (1)
Hawaii containers	35,700	35,500	200	0.6%
Hawaii automobiles	10,700	13,300	(2,600)	(19.5)%
Alaska containers	17,300	18,200	(900)	(4.9)%
China containers	41,100	12,900	28,200	218.6%
Guam containers	5,000	4,900	100	2.0%
Other containers (2)	4,000	4,100	(100)	(2.4)%
(1)	Approximate volumes included for the period are based on the voyage departure date, but revenue and operating income are adjusted to reflect the percentage of revenue and operating income earned during the reporting period for voyages in transit at the end of each reporting period.
(2)	Includes containers from services in various islands in Micronesia and the South Pacific, and Okinawa, Japan.

Ocean Transportation revenue increased $159.6 million during the three months ended March 31, 2021, compared with the three months ended March 31, 2020. The increase was primarily due to higher freight revenue in the China service, including revenue associated with the CLX+ service, partially offset by lower fuel-related surcharge revenue and lower service revenue in Alaska.

On a year-over-year FEU basis, Hawaii container volume increased 0.6 percent primarily due to higher demand for sustenance and home improvement goods, partially offset by one less westbound sailing and lower tourism activity as a result of the pandemic; Alaska volume decreased 4.9 percent due to lower northbound volume primarily due to one less sailing this year and volume related to a competitor’s dry-docking in the year ago period and lower southbound volume, partially offset by volume from the Alaska-to-Asia Express service; China volume was 218.6 percent higher primarily due to volume from the CLX+ service in addition to higher volume on the CLX service as a result of our increased capacity in the tradelane; Guam volume was 2.0 percent higher primarily due to higher demand for sustenance and home improvement goods, partially offset by lower tourism activity as a result of the pandemic; and Other containers volume decreased 2.4 percent.

Ocean Transportation operating income increased $106.2 million during the three months ended March 31, 2021, compared with the three months ended March 31, 2020. The increase was primarily due to a higher contribution from China, including the contribution from the CLX+ service, and a higher contribution from SSAT, partially offset by a lower contribution from the Alaska service and higher depreciation.

The Company’s SSAT terminal joint venture investment contributed $9.2 million during the three months ended March 31, 2021, compared to a contribution of $4.0 million during the three months ended March 31, 2020. The increase was driven by higher lift volume.

Logistics Operating Results: Three months ended March 31, 2021, compared with 2020:

	Three Months Ended March 31,
(Dollars in millions)	2021	2020	Change
Logistics revenue	$151.3	$113.0	$38.3	33.9%
Operating costs and expenses	(145.2)	(107.9)	(37.3)	34.6%
Operating income	$6.1	$5.1	$1.0	19.6%
Operating income margin	4.0%	4.5%

Logistics revenue increased $38.3 million, or 33.9 percent, during the three months ended March 31, 2021, compared with the three months ended March 31, 2020. The increase was primarily due to higher transportation brokerage revenue.

Logistics operating income increased $1.0 million, or 19.6 percent, for the three months ended March 31, 2021, compared with the three months ended March 31, 2020. The increase was primarily due to higher contributions from transportation brokerage and supply chain management.

LIQUIDITY AND CAPITAL RESOURCES

Sources of liquidity available to the Company as of March 31, 2021, compared to December 31, 2020 were as follows:

Cash, Cash Equivalents, Restricted Cash and Accounts Receivable: Cash and cash equivalents, restricted cash and accounts receivable for the three months ended March 31, 2021, compared to December 31, 2020 were as follows:

	March 31,	December 31,
(In millions)	2021	2020	Change
Cash and cash equivalents	$11.8	$14.4	$(2.6)
Restricted cash	$5.3	$5.3	$—
Accounts receivable, net (1)	$261.1	$253.4	$7.7
(1)	As of March 31, 2021 and December 31, 2020, $1.7 million of eligible accounts receivable were assigned to the CCF.

Changes in the Company’s cash, cash equivalents and restricted cash for the three months ended March 31, 2021, compared to the three months ended March 31, 2020 were as follows:

	Three Months Ended March 31,
(In millions)	2021	2020	Change
Net cash provided by operating activities (1)	$122.9	$68.6	$54.3
Net cash used in investing activities (2)	(37.1)	(20.7)	(16.4)
Net cash used in financing activities (3)	(88.4)	(50.6)	(37.8)
Net decrease in cash, cash equivalents and restricted cash	(2.6)	(2.7)	0.1
Cash, cash equivalents and restricted cash, beginning of the period	19.7	28.4	(8.7)
Cash, cash equivalents and restricted cash, end of the period	$17.1	$25.7	$(8.6)

(1) Change in net cash provided by operating activities:

Changes in net cash provided by operating activities for the three months ended March 31, 2021, compared to the three months ended March 31, 2020, were due to the following:

(In millions)	Change
Net income from operations	$83.4
Non-cash deferred income taxes	3.8
Amortization of operating lease right of use assets	6.5
Other non-cash related changes, net	8.2
Income and distributions from SSAT, net	(2.5)
Operating lease liabilities	(5.6)
Deferred dry-docking payments	(6.9)
Accounts receivable, net	5.2
Prepaid expenses and other assets	(4.6)
Accounts payable, accruals and other liabilities	(33.3)
Deferred dry-docking amortization	0.5
Other long-term liabilities	(0.4)
Total	$54.3

Deferred dry-docking payments for the three months ended March 31, 2021 were $9.5 million, compared to $2.6 million for the three months ended March 31, 2020. The increase in deferred dry-docking payments was due to the timing of when vessels are in dry-dock during each period. Changes in accounts receivable were primarily due to increased levels of revenues, and the timing of collections associated with those receivables. Changes in accounts payable, accruals and other liabilities were primarily due to accrued income taxes for the three months ended March 31, 2021 which will be paid during the subsequent quarter. There were no accrued income taxes during the quarter ended March 31, 2020. In addition, the change is also related to the increased level of operating costs and expenses, and the timing of payments associated with those liabilities.

(2) Change in net cash used in investing activities:

Changes in net cash used in investing activities for the three months ended March 31, 2021, compared to the three months ended March 31, 2020, were due to the following:

(In millions)	Change
Capitalized vessel construction expenditures	$9.1
Cash deposits into CCF	70.4
Withdrawals from CCF	(70.4)
Other capital expenditures	(12.4)
Proceeds from disposal of property and equipment, net	(13.1)
Total	$(16.4)

Capitalized vessel construction expenditures (including capitalized interest) were $9.1 million for the three months ended March 31, 2020. There were no capitalized vessel construction expenditures during the quarter ended March 31, 2021. Capitalized vessel construction expenditures relate to progress payments for the construction of new vessels, capitalized interest and owner’s items. The reduction is primarily due to the completion of the Company’s fleet renewal program in 2020. Changes in cash deposits into CCF and withdrawals from CCF primarily relate to the timing of when deposits are made into the CCF, and when the subsequent withdrawals are made out of the CCF for the purposes of vessel construction progress payments. Other capital expenditures payments were $38.5 million for the three months ended March 31, 2021, compared to $26.1 million for the three months ended March 31, 2020. The increase in other capital expenditures is primarily due to the timing of certain capital project activities incurred during 2021 as compared to 2020. The decrease in proceeds from disposal of property and equipment is primarily due to the sale and leaseback of chassis and container equipment for net proceeds of $14.3 million during the three months ended March 31, 2020. There were no sale and leaseback transactions during the three months ended March 31, 2021.

(3) Change in net cash used in financing activities:

Changes in net cash used in financing activities for the three months ended March 31, 2021, compared to the three months ended March 31, 2020, were due to the following:

(In millions)	Change
Repayments of fixed interest debt	$(3.0)
Repayments and borrowings under revolving credit facility, net	(24.7)
Payment of financing costs	0.1
Dividends paid	(0.6)
Tax withholding related to net share settlements of restricted stock units	(9.6)
Total	$(37.8)

During the three months ended March 31, 2021, the Company paid $14.4 million in scheduled fixed debt payments, compared to $11.4 million during the three months ended March 31, 2020. During the three months ended March 31, 2021, the Company decreased net borrowings under the revolving credit facility by $46.8 million, compared to $22.1 million decrease during the three months ended March 31, 2020. During the three months ended March 31, 2021, the Company paid $3.0 million in financing costs, compared to $3.1 million paid during the three months ended March 31, 2020, related to amendments of its revolving credit facility, private placement term loans and Title XI debt. During the three months ended March 31, 2021, the Company paid $10.1 million in dividends, compared to $9.5 million during the three months ended March 31, 2020. The increase in dividend payments resulted from an increase in dividends declared per share of common stock by the Company. During the three months ended March 31, 2021, the Company paid $14.1 million in taxes related to vested restricted stock units, compared to $4.5 million for the three months ended March 31, 2020. The increase in taxes is primarily due to the increase of the Company’s stock price as of the vesting date of the restricted stock units.

Debt: Total Debt as of March 31, 2021 and December 31, 2020 is as follows:

	March 31,	December 31,
(In millions)	2021	2020	Change
Revolving credit facility	$25.0	$71.8	$(46.8)
Fixed interest debt	673.9	688.3	(14.4)
Total Debt	$698.9	$760.1	$(61.2)

Total Debt decreased by $61.2 million during the three months ended March 31, 2021. The decrease in the Company’s outstanding revolving credit borrowings was primarily due to the increase in net cash provided by operating activities. The decrease in fixed interest debt was due to the scheduled repayments of private placement term loans and Title XI debt during the three months ended March 31, 2021.

As of March 31, 2021, the Company had $616.9 million of remaining borrowing availability under the revolving credit facility, with a maturity date of March 31, 2026. The Company’s debt is described in Note 6 of Part I, Item 1 above.

Working Capital: The Company had a working capital deficit of $205.2 million and $205.6 million at March 31, 2021 and December 31, 2020, respectively. The Company manages its working capital needs through the use of borrowings on its revolving credit facility which can be received on short notice. The increase in working capital deficit at March 31, 2021 is partially due to the timing of billings and collections associated with accounts receivable and other assets, and the timing of payments associated with accounts payable, accruals and other liabilities.

CONTRACTUAL OBLIGATIONS, COMMITMENTS, CONTINGENCIES AND OFF-BALANCE SHEET ARRANGEMENTS

There were no material changes during this quarter to the Company’s contractual obligations, commitments, contingencies and off-balance sheet arrangements that are described in Part II, Item 7 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2020, which is incorporated herein by reference, except as described in Note 6 of Part I, Item 1 above.

CRITICAL ACCOUNTING ESTIMATES

There have been no changes during this quarter to the Company’s critical accounting estimates as discussed in Part II, Item 7 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2020.

OTHER MATTERS

The Company’s first quarter 2021 cash dividend of $0.23 per share was paid on March 4, 2021. On April 22, 2021, the Company’s Board of Directors declared a cash dividend of $0.23 per share payable on June 3, 2021.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes to the Company’s market risk position from the information provided under Part II, Item 7A, “Quantitative and Qualitative Disclosures About Market Risk,” of our Annual Report on Form 10-K for the year ended December 31, 2020.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures.

The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this report. Based on such evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that, as of March 31, 2021, the Company’s disclosure controls and procedures are effective.

Changes in Internal Control Over Financial Reporting.

There were no changes in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the three months ended March 31, 2021, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Following the end of the first quarter, the Company implemented the financial modules of a new enterprise resource planning (“ERP”) system intended to enhance operating efficiencies and provide more effective management of its business operations. The Company completed significant pre-implementation testing and is currently performing post-implementation monitoring of the financial modules to ensure the continued effectiveness of internal controls over financial reporting. As a result of this implementation, certain internal controls over financial reporting have been automated, modified or implemented. While the Company believes the ERP financial modules system will strengthen its internal control environment, there are inherent risks in implementing any new system. The Company will continue to evaluate these internal control changes as part of its assessment of internal controls over financial reporting throughout 2021.

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

ITEM 1A. RISK FACTORS

There were no material changes to the Company’s risk factors that are described in Part I, Item 1A, “Risk Factors” of the Company’s Annual Report on Form 10-K for the year ended December 31, 2020.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

10.1

Second Amended and Restated Credit Agreement among Matson, Inc., Bank of America, N.A. as the Agent, and the lenders thereto, dated as of March 31, 2021 (incorporated by reference to Exhibit 10.1 of Matson’s Form 8-K dated April 5, 2021).

10.2

Amendment to Third Amended and Restated Note Purchase Agreement and Private Shelf Agreement, dated as of March 31, 2021 (incorporated by reference to Exhibit 10.2 of Matson’s Form 8-K dated April 5, 2021).

10.3	Amendment to Note Purchase Agreement dated December 21, 2016, dated as of March 31, 2021 (incorporated by reference to Exhibit 10.3 of Matson’s Form 8-K dated April 5, 2021).

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934.

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350.

101.INS	XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted in Inline XBRL and included as Exhibit 101).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MATSON, INC.
(Registrant)

Date: April 28, 2021	/s/ Joel M. Wine
Joel M. Wine
Executive Vice President and
Chief Financial Officer

Date: April 28, 2021	/s/ Kevin L. Stuck
Kevin L. Stuck
Vice President and Controller
(principal accounting officer)