Form 10-Q
period 2021-06-30
Matson, Inc.
filed 2021-07-30
CIK 3453

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2021

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

Number of shares of common stock outstanding as of June 30, 2021: 43,459,900

MATSON, INC. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

MATSON, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Income and Comprehensive Income

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In millions, except per share amounts)	2021	2020	2021	2020
Operating Revenue:
Ocean Transportation	$682.9	$410.8	$1,243.4	$811.7
Logistics	192.0	113.3	343.3	226.3
Total Operating Revenue	874.9	524.1	1,586.7	1,038.0

Costs and Expenses:
Operating costs	(615.6)	(426.3)	(1,160.3)	(874.6)
Income from SSAT	12.8	3.7	22.0	7.7
Selling, general and administrative	(58.2)	(50.3)	(114.3)	(106.9)
Total Costs and Expenses	(661.0)	(472.9)	(1,252.6)	(973.8)

Operating Income	213.9	51.2	334.1	64.2
Interest expense	(5.5)	(8.2)	(12.8)	(16.8)
Other income (expense), net	1.5	1.5	2.9	2.1
Income before Income Taxes	209.9	44.5	324.2	49.5
Income taxes	(47.4)	(11.7)	(74.5)	(12.9)
Net Income	$162.5	$32.8	$249.7	$36.6

Other Comprehensive Income (Loss), Net of Income Taxes:
Net Income	$162.5	$32.8	$249.7	$36.6
Other Comprehensive Income (Loss):
Amortization of prior service cost	(1.2)	(1.1)	(2.3)	(2.3)
Amortization of net loss	1.3	1.3	2.5	2.6
Other adjustments	0.1	(0.1)	(0.1)	(0.8)
Total Other Comprehensive Income (Loss)	0.2	0.1	0.1	(0.5)
Comprehensive Income	$162.7	$32.9	$249.8	$36.1

Basic Earnings Per Share	$3.74	$0.76	$5.75	$0.85
Diluted Earnings Per Share	$3.71	$0.76	$5.70	$0.85

Weighted Average Number of Shares Outstanding:
Basic	43.5	43.1	43.4	43.0
Diluted	43.8	43.3	43.8	43.3

See Notes to Condensed Consolidated Financial Statements.

MATSON, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(Unaudited)

	June 30,	December 31,
(In millions)	2021	2020
ASSETS
Current Assets:
Cash and cash equivalents	$17.4	$14.4
Accounts receivable, net of allowance for credit loss of $7.7 million and $6.3 million, respectively	313.6	253.4
Prepaid expenses and other assets	71.7	38.1
Total current assets	402.7	305.9
Long-term Assets:
Investment in SSAT	50.1	48.7
Property and equipment, net	1,715.8	1,689.9
Operating lease right of use assets	257.1	251.4
Goodwill	327.8	327.8
Intangible assets, net	186.5	192.0
Deferred dry-docking costs, net	57.8	51.9
Other long-term assets	38.4	33.0
Total long-term assets	2,633.5	2,594.7
Total Assets	$3,036.2	$2,900.6

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Current portion of debt	$65.0	$59.2
Accounts payable and accruals	279.6	283.1
Operating lease liabilities	84.7	72.4
Other liabilities	103.0	96.8
Total current liabilities	532.3	511.5
Long-term Liabilities:
Long-term debt, net of deferred loan fees	581.5	685.6
Long-term operating lease liabilities	182.5	186.9
Deferred income taxes	404.9	389.6
Other long-term liabilities	162.2	165.8
Total long-term liabilities	1,331.1	1,427.9
Commitments and Contingencies
Shareholders’ Equity:
Common stock	32.6	32.4
Additional paid in capital	316.5	321.5
Accumulated other comprehensive loss, net	(50.7)	(50.8)
Retained earnings	874.4	658.1
Total shareholders’ equity	1,172.8	961.2
Total Liabilities and Shareholders’ Equity	$3,036.2	$2,900.6

See Notes to Condensed Consolidated Financial Statements.

MATSON, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Six Months Ended June 30,
(In millions)	2021	2020
Cash Flows From Operating Activities:
Net income	$249.7	$36.6
Reconciling adjustments:
Depreciation and amortization	67.9	55.6
Amortization of operating lease right of use assets	49.2	35.6
Deferred income taxes	15.2	11.4
Share-based compensation expense	9.5	6.1
Income from SSAT	(22.0)	(7.7)
Distribution from SSAT	21.0	7.8
Other	(1.0)	0.5
Changes in assets and liabilities:
Accounts receivable, net	(60.2)	(9.3)
Deferred dry-docking payments	(17.4)	(7.6)
Deferred dry-docking amortization	12.6	11.8
Prepaid expenses and other assets	(38.7)	25.2
Accounts payable, accruals and other liabilities	3.7	14.0
Operating lease liabilities	(47.1)	(36.0)
Other long-term liabilities	(3.6)	(3.4)
Net cash provided by operating activities	238.8	140.6

Cash Flows From Investing Activities:
Capitalized vessel construction expenditures	—	(16.5)
Other capital expenditures	(101.3)	(34.0)
Proceeds from disposal of property and equipment	1.7	15.4
Cash deposits into Capital Construction Fund	(31.2)	(97.1)
Withdrawals from Capital Construction Fund	31.2	97.1
Net cash used in investing activities	(99.6)	(35.1)

Cash Flows From Financing Activities:
Proceeds from issuance of debt	—	325.5
Repayments of debt	(26.8)	(192.8)
Proceeds from revolving credit facility	241.9	411.5
Repayments of revolving credit facility	(313.7)	(612.6)
Payment of financing costs	(3.0)	(18.5)
Proceeds from issuance of capital stock	—	0.1
Dividends paid	(20.2)	(19.1)
Tax withholding related to net share settlements of restricted stock units	(14.4)	(5.5)
Net cash used in financing activities	(136.2)	(111.4)

Net Increase (Decrease) in Cash, Cash Equivalents and Restricted Cash	3.0	(5.9)
Cash, Cash Equivalents and Restricted Cash, Beginning of the Period	19.7	28.4
Cash, Cash Equivalents and Restricted Cash, End of the Period	$22.7	$22.5

Reconciliation of Cash, Cash Equivalents and Restricted Cash, End of the Period:
Cash and Cash Equivalents	$17.4	$19.5
Restricted Cash	5.3	3.0
Total Cash, Cash Equivalents and Restricted Cash, End of the Period	$22.7	$22.5

Supplemental Cash Flow Information:
Interest paid, net of capitalized interest	$10.4	$17.9
Income tax payments and (refunds), net	$75.2	$(21.0)

Non-cash Information:
Capital expenditures included in accounts payable, accruals and other liabilities	$7.7	$4.6
Accrued dividends	$13.2	$10.0

See Notes to Condensed Consolidated Financial Statements.

MATSON, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Shareholders’ Equity

(Unaudited)

				Accumulated
	Common Stock		Additional	Other
		Stated	Paid In	Comprehensive	Retained
(In millions, except per share amounts)	Shares	Value	Capital	Income (Loss)	Earnings	Total
Balance at December 31, 2020	43.2	$32.4	$321.5	$(50.8)	$658.1	$961.2
Net income	—	—	—	—	87.2	87.2
Other comprehensive loss, net of tax	—	—	—	(0.1)	—	(0.1)
Share-based compensation	—	—	4.8	—	—	4.8
Shares issued, net of shares withheld for employee taxes	0.2	0.2	(14.3)	—	—	(14.1)
Dividends ($0.23 per share)	—	—	—	—	(10.1)	(10.1)
Balance at March 31, 2021	43.4	32.6	312.0	(50.9)	735.2	1,028.9
Net income	—	—	—	—	162.5	162.5
Other comprehensive income, net of tax	—	—	—	0.2	—	0.2
Share-based compensation	—	—	4.7	—	—	4.7
Shares issued, net of shares withheld for employee taxes	0.1	—	(0.2)	—	—	(0.2)
Dividends ($0.23 per share and $0.30 per share)	—	—	—	—	(23.3)	(23.3)
Balance at June 30, 2021	43.5	$32.6	$316.5	$(50.7)	$874.4	$1,172.8

				Accumulated
	Common Stock		Additional	Other
		Stated	Paid In	Comprehensive	Retained
(In millions, except per share amounts)	Shares	Value	Capital	Income (Loss)	Earnings	Total
Balance at December 31, 2019	42.9	$32.2	$306.2	$(36.9)	$504.2	$805.7
Net income	—	—	—	—	3.8	3.8
Other comprehensive loss, net of tax	—	—	—	(0.6)	—	(0.6)
Share-based compensation	—	—	3.1	—	—	3.1
Shares issued, net of shares withheld for employee taxes	0.1	0.1	(4.6)	—	—	(4.5)
Equity interest in SSAT	—	—	—	—	2.2	2.2
Dividends ($0.22 per share)	—	—	—	—	(9.5)	(9.5)
Balance at March 31, 2020	43.0	32.3	304.7	(37.5)	$500.7	800.2
Net income	—	—	—	—	32.8	32.8
Other comprehensive loss, net of tax	—	—	—	0.1	—	0.1
Share-based compensation	—	—	3.0	—	—	3.0
Shares issued, net of shares withheld for employee taxes	0.1	—	(1.0)	—	—	(1.0)
Dividends ($0.22 per share and $0.23 per share)	—	—	—	—	(19.6)	(19.6)
Balance at June 30, 2020	43.1	$32.3	$306.7	$(37.4)	$513.9	$815.5

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

Ocean Transportation: Matson’s Ocean Transportation business is conducted through Matson Navigation Company, Inc. (“MatNav”), a wholly-owned subsidiary of Matson, Inc. Founded in 1882, MatNav provides a vital lifeline of ocean freight transportation services to the domestic non-contiguous economies of Hawaii, Alaska and Guam, and to other island economies in Micronesia. MatNav also operates premium, expedited services from China to Long Beach, California, and provides services to Okinawa, Japan and various islands in the South Pacific, and operates an international export service from Dutch Harbor to Asia. In addition, subsidiaries of MatNav provide stevedoring, refrigerated cargo services, inland transportation and other terminal services for MatNav and other ocean carriers on the Hawaiian islands of Oahu, Hawaii, Maui and Kauai, and in the Alaska locations of Anchorage, Kodiak and Dutch Harbor.

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

Logistics: Matson’s Logistics business is conducted through Matson Logistics, Inc. (“Matson Logistics”), a wholly-owned subsidiary of MatNav. Matson Logistics, established in 1987, extends the geographic reach of Matson’s transportation network throughout North America, and is an asset-light business that provides a variety of logistics services to its customers including: (i) multimodal transportation brokerage of domestic and international rail intermodal services, long-haul and regional highway trucking services, specialized hauling, flat-bed and project services, less-than-truckload services, and expedited freight services (collectively, “Transportation Brokerage” services); (ii) less-than-container load (“LCL”) consolidation and freight forwarding services (collectively, “Freight Forwarding” services); (iii) warehousing and distribution services; and (iv) supply chain management, non-vessel operating common carrier (“NVOCC”) freight forwarding and other services.

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

Fiscal Period: The period end for Matson covered by this report is June 30, 2021. The period end for MatNav and its subsidiaries covered by this report occurred on the last Friday in June, or June 25, 2021.

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

Recognition of Revenues and Expenses: Revenue in the Company’s Condensed Consolidated Financial Statements is presented net of elimination of intercompany transactions. The following is a description of the Company’s principal revenue generating activities by segment, and the Company’s revenue recognition policy for each activity for the periods presented:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
Ocean Transportation (in millions) (1)	2021	2020	2021	2020
Ocean Transportation services	$674.4	$402.6	$1,228.6	$793.7
Terminal and other related services	4.9	4.6	7.7	10.4
Fuel sales	1.8	2.1	3.2	4.7
Vessel management and related services	1.8	1.5	3.9	2.9
Total	$682.9	$410.8	$1,243.4	$811.7
(1)	Ocean Transportation revenue transactions are primarily denominated in U.S. dollars except for less than 3 percent of Ocean Transportation services revenue and fuel sales revenue categories which are denominated in foreign currencies.

◾	Ocean Transportation services revenue is recognized ratably over the duration of a voyage based on the relative transit time completed in each reporting period. Vessel operating costs and other ocean transportation operating costs, such as terminal operating overhead and selling, general and administrative expenses, are charged to operating costs as incurred.
◾	Terminal and other related services revenue is recognized as the services are performed. Related costs are recognized as incurred.
◾	Fuel sales revenue and related costs are recognized when the Company has completed delivery of the product to the customer in accordance with the terms and conditions of the contract.
◾	Vessel management and related services revenue is recognized in proportion to the services completed. Related costs are recognized as incurred.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
Logistics (in millions) (1)	2021	2020	2021	2020
Transportation Brokerage and Freight Forwarding services	$174.5	$101.9	$309.8	$204.0
Warehouse and distribution services	10.4	8.2	19.6	16.4
Supply chain management and other services	7.1	3.2	13.9	5.9
Total	$192.0	$113.3	$343.3	$226.3
(1)	Logistics revenue transactions are primarily denominated in U.S. dollars except for less than 3 percent of transportation brokerage and freight forwarding services revenue, and supply chain management and other services revenue categories which are denominated in foreign currencies.

◾	Transportation Brokerage and Freight Forwarding services revenue consists of amounts billed to customers for services provided. The primary costs include third-party purchased transportation services, agent commissions, labor and equipment. Revenue and the related purchased third-party transportation costs are recognized over the duration of a delivery based upon the relative transit time completed in each reporting period. Labor, agent commissions, and other operating costs are expensed as incurred. The Company reports revenue on a gross basis as

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

Capital Construction Fund: The Company’s Capital Construction Fund (“CCF”) is described in Note 7 to the Consolidated Financial Statements included in Part II, Item 8 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2020. As of June 30, 2021 and December 31, 2020, $1.7 million of eligible accounts receivable was assigned to the CCF. Due to the nature of the assignment of eligible accounts receivable into the CCF, such assigned amounts are classified as part of accounts receivable in the Condensed Consolidated Balance Sheets. Cash on deposit in the CCF is held in a money market account and classified as a long-term asset in the Company’s Condensed Consolidated Balance Sheets, as the Company intends to use qualified cash withdrawals to fund long-term investment in the construction of new vessels. During the three and six months ended June 30, 2021, the Company deposited $31.2 million into the CCF and made qualifying cash withdrawals of $31.2 million from the CCF. The balance of cash on deposit at June 30, 2021 and December 31, 2020 was nominal.

Investment in SSAT: Condensed income statement information for SSAT for the three and six months ended June 30, 2021 and 2020 consisted of the following:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In millions)	2021	2020	2021	2020
Operating revenue	$322.2	$243.3	$628.3	$522.2
Operating costs and expenses	(284.0)	(229.9)	(557.1)	(495.3)
Operating income	38.2	13.4	71.2	26.9
Net Income (1)	$34.3	$12.3	$63.2	$25.3
Company Share of SSAT’s Net Income (2)	$12.8	$3.7	$22.0	$7.7
(1)	Includes earnings from equity method investments held by SSAT less earnings allocated to non-controlling interests.
(2)	The Company records its share of net income from SSAT in costs and expenses in the Condensed Consolidated Statement of Income and Comprehensive Income due to the nature of SSAT’s operations.

The Company’s investment in SSAT was $50.1 million and $48.7 million at June 30, 2021 and December 31, 2020, respectively.

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

Dividends: The Company’s second quarter 2021 cash dividend of $0.23 per share was paid on June 3, 2021. On June 24, 2021, the Company’s Board of Directors declared a cash dividend of $0.30 per share payable on September 2, 2021.

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

The Company’s Ocean Transportation segment provides ocean transportation services to the Logistics segment, and the Logistics segment provides logistics services to the Ocean Transportation segment in certain transactions. Accordingly, inter-segment revenue of $49.0 million and $24.2 million for the three months ended June 30, 2021 and 2020, and $82.7 million and $43.6 million for the six months ended June 30, 2021 and 2020, respectively, have been eliminated from operating revenues in the table below.

Reportable segment financial information for the three and six months ended June 30, 2021 and 2020 are as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In millions)	2021	2020	2021	2020
Operating Revenue:
Ocean Transportation (1)	$682.9	$410.8	$1,243.4	$811.7
Logistics (2)	192.0	113.3	343.3	226.3
Total Operating Revenue	$874.9	$524.1	$1,586.7	$1,038.0
Operating Income:
Ocean Transportation (3)	$201.0	$42.3	$315.1	$50.2
Logistics	12.9	8.9	19.0	14.0
Total Operating Income	213.9	51.2	334.1	64.2
Interest expense, net	(5.5)	(8.2)	(12.8)	(16.8)
Other income (expense), net	1.5	1.5	2.9	2.1
Income before Income Taxes	209.9	44.5	324.2	49.5
Income taxes	(47.4)	(11.7)	(74.5)	(12.9)
Net Income	$162.5	$32.8	$249.7	$36.6
(1)	Ocean Transportation operating revenue excludes inter-segment revenue of $18.7 million and $11.9 million for the three months ended June 30, 2021 and 2020, and $33.8 million and $21.3 million for the six months ended June 30, 2021 and 2020, respectively.
(2)	Logistics operating revenue excludes inter-segment revenue of $30.3 million and $12.3 million for the three months ended June 30, 2021 and 2020, and $48.9 million and $22.3 million for the six months ended June 30, 2021 and 2020, respectively.
(3)	Ocean Transportation segment information includes $12.8 million and $3.7 million of equity in income from the Company’s equity investment in SSAT for the three months ended June 30, 2021 and 2020, and $22.0 million and $7.7 million for the six months ended June 30, 2021 and 2020, respectively.

4.          PROPERTY AND EQUIPMENT

Property and equipment as of June 30, 2021 and December 31, 2020 consisted of the following:

	June 30,	December 31,
(In millions)	2021	2020
Cost:
Vessels	$2,218.1	$2,191.6
Containers and equipment	584.2	572.3
Terminal facilities and other property	119.9	119.8
Construction in progress	47.8	28.6
Total Property and Equipment	2,970.0	2,912.3
Less: Accumulated Depreciation	(1,254.2)	(1,222.4)
Total Property and Equipment, net	$1,715.8	$1,689.9

5.          GOODWILL AND INTANGIBLES

Goodwill by segment as of June 30, 2021 and December 31, 2020 consisted of the following:

	Ocean
(In millions)	Transportation	Logistics	Total
Goodwill	$222.6	$105.2	$327.8

Intangible assets as of June 30, 2021 and December 31, 2020 consisted of the following:

	June 30,	December 31,
(In millions)	2021	2020
Customer Relationships:
Ocean Transportation	$140.6	$140.6
Logistics	90.1	90.1
Total	230.7	230.7
Less: Accumulated Amortization	(71.5)	(66.0)
Total Customer Relationships, net	159.2	164.7
Trade name – Logistics	27.3	27.3
Total Intangible Assets, net	$186.5	$192.0

The Company evaluates its goodwill and intangible assets for possible impairment in the fourth quarter, or whenever events or changes in circumstances indicate that it is more likely than not that the fair value is less than its carrying amount. The Company has reporting units within the Ocean Transportation and Logistics reportable segments. The Company considered the general economic and market conditions due to the COVID-19 pandemic and its impact on the performance of each of the Company’s reporting units. Based on the Company’s assessment of its market capitalization, future forecasts and the amount of excess of fair value over the carrying value of the reporting units in the 2020 annual impairment tests, the Company concluded that an impairment triggering event did not occur during the quarter ended June 30, 2021.

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

6.          DEBT

As of June 30, 2021 and December 31, 2020, the Company’s debt consisted of the following:

	June 30,	December 31,
(In millions)	2021	2020
Private Placement Term Loans:
3.66%, payable through 2023	$18.2	$22.8
4.16%, payable through 2027	31.4	34.0
3.37%, payable through 2027	75.0	75.0
3.14%, payable through 2031	160.4	169.6
4.31%, payable through 2032	26.7	27.9
Title XI Debt:
5.34%, payable through 2028	16.5	17.6
5.27%, payable through 2029	18.7	19.8
1.22%, payable through 2043	178.0	182.0
1.35%, payable through 2044	136.6	139.6
Revolving credit facility, maturity date of March 31, 2026	—	71.8
Total Debt	661.5	760.1
Less: Current portion	(65.0)	(59.2)
Total Long-term Debt	596.5	700.9
Less: Deferred loan fees	(15.0)	(15.3)
Total Long-term Debt, net of deferred loan fees	$581.5	$685.6

Except as described below, the Company’s debt is described in Note 8 to the Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020 and in Note 6 to the Condensed Consolidated Financial Statements included in the Company’s Quarterly Report on Form 10-Q for the three months ended March 31, 2021.

Revolving Credit Facility: As of June 30, 2021, the Company had $641.9 million of remaining borrowing availability under the revolving credit facility. The Company used $8.1 million of the sublimit for letters of credit outstanding as of June 30, 2021. Although there were no outstanding borrowings under the facility at June 30, 2021, based on the Company’s consolidated net leverage ratio, which stipulates borrowing margins, the interest rate applicable to the revolving credit facility would have been approximately 1.10 percent at June 30, 2021. Borrowings under the revolving credit facility are classified as long-term debt in the Condensed Consolidated Balance Sheets, as principal payments are not required until the maturity date.

Debt Security and Guarantees: All of the debt of the Company and MatNav, including related guarantees, as of June 30, 2021 was unsecured, except for the Title XI debt.

Debt Maturities: As of June 30, 2021, debt maturities during the next five years and thereafter are as follows:

As of
Year (in millions)	June 30, 2021
Remainder of 2021	$32.5
2022	65.0
2023	60.4
2024	51.7
2025	51.7
Thereafter	400.2
Total Debt	$661.5

7.          LEASES

The Company’s leases are described in Note 9 to the Consolidated Financial Statements included in Part II, Item 8 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2020.

Components of Lease Cost: Components of lease cost recorded in the Company’s Condensed Consolidated Statement of Income and Comprehensive Income for the three and six months ended June 30, 2021 and 2020 consisted of the following:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In millions)	2021	2020	2021	2020
Operating lease cost	$27.4	$20.5	$52.7	$40.4
Short-term lease cost	0.8	2.4	2.8	2.5
Variable lease cost	0.2	0.2	0.4	0.4
Total lease cost	$28.4	$23.1	$55.9	$43.3

Sale and Leaseback of Equipment: There were no sale and leaseback transactions during the three and six months ended June 30, 2021. During the three months ended March 31, 2020, the Company entered into an agreement for the sale and leaseback of multiple tranches of chassis and container equipment. The net proceeds from the sales were $14.3 million, and the gain on the disposal of the equipment was not material to the Company’s Condensed Consolidated Financial Statements. The Company subsequently leased back the equipment under a five-year operating lease agreement that includes purchase options exercisable at fair market value. There were no sale and leaseback transactions during the three months ended June 30, 2020.

Termination of Vessel Charter: On July 7, 2021, a wholly-owned subsidiary of the Company entered into an agreement to terminate a Bareboat Charter Agreement (the “Charter”) on the vessel, Maunalei, for approximately $95.8 million thereby acquiring the vessel. The Company paid the termination payment with a combination of cash on hand and borrowing on the revolving credit facility. Concurrent with the termination of the Charter, the Company was released from obligations under a Guaranty related to the Charter.

8.          ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

Changes in accumulated other comprehensive income (loss) by component, net of tax, for the six months ended June 30, 2021 consisted of the following:

					Accumulated
		Post-	Non-		Other
	Pension	Retirement	Qualified		Comprehensive
(In millions)	Benefits	Benefits	Plans	Other	Income (Loss)
Balance at December 31, 2020	$(61.7)	$12.2	$(0.6)	$(0.7)	$(50.8)
Amortization of prior service cost	(0.4)	(0.7)	—	—	(1.1)
Amortization of net loss	0.9	0.2	0.1	—	1.2
Foreign currency exchange	—	—	—	(0.2)	(0.2)
Balance at March 31, 2021	(61.2)	11.7	(0.5)	(0.9)	(50.9)
Amortization of prior service cost	(0.4)	(0.7)	(0.1)	—	(1.2)
Amortization of net loss	1.0	0.3	—	—	1.3
Foreign currency exchange	—	—	—	(0.1)	(0.1)
Other adjustments	—	—	—	0.2	0.2
Balance at June 30, 2021	$(60.6)	$11.3	$(0.6)	$(0.8)	$(50.7)

Changes in accumulated other comprehensive income (loss) by component, net of tax, for the six months ended June 30, 2020 consisted of the following:

					Accumulated
		Post-	Non-		Other
	Pension	Retirement	Qualified		Comprehensive
(In millions)	Benefits	Benefits	Plans	Other	Income (Loss)
Balance at December 31, 2019	$(51.9)	$16.3	$(0.4)	$(0.9)	$(36.9)
Amortization of prior service cost	(0.5)	(0.6)	(0.1)	—	(1.2)
Amortization of net loss	1.1	0.1	0.1	—	1.3
Foreign currency exchange	—	—	—	(0.5)	(0.5)
Other adjustments	—	—	—	(0.2)	(0.2)
Balance at March 31, 2020	(51.3)	15.8	(0.4)	(1.6)	(37.5)
Amortization of prior service cost	(0.4)	(0.7)	—	—	(1.1)
Amortization of net loss	1.1	0.1	0.1	—	1.3
Foreign currency exchange	—	—	—	0.3	0.3
Other adjustments	—	—	—	(0.4)	(0.4)
Balance at June 30, 2020	$(50.6)	$15.2	$(0.3)	$(1.7)	$(37.4)

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

The carrying value and fair value of the Company’s financial instruments as of June 30, 2021 and December 31, 2020 are as follows:

			Quoted Prices in	Significant	Significant
	Total		Active Markets	Observable	Unobservable
	Carrying Value	Total	(Level 1)	Inputs (Level 2)	Inputs (Level 3)

(In millions)	June 30, 2021	Fair Value Measurements at June 30, 2021
Cash and cash equivalents	$17.4	$17.4	$17.4	$—	$—
Restricted cash	$5.3	$5.3	$5.3	$—	$—
Variable rate debt	$—	$—	$—	$—	$—
Fixed rate debt	$661.5	$648.9	$—	$648.9	$—

(In millions)	December 31, 2020	Fair Value Measurements at December 31, 2020
Cash and cash equivalents	$14.4	$14.4	$14.4	$—	$—
Restricted cash	$5.3	$5.3	$5.3	$—	$—
Variable rate debt	$71.8	$71.8	$—	$71.8	$—
Fixed rate debt	$688.3	$686.7	$—	$686.7	$—

10.          EARNINGS PER SHARE

Basic earnings per share is determined by dividing net income by the weighted average common shares outstanding during the period. The calculation of diluted earnings per share includes the dilutive effect of unexercised non-qualified stock options and non-vested restricted stock units. The computation of weighted average common shares outstanding excluded a nominal amount of anti-dilutive non-qualified stock options for each period ended June 30, 2021 and 2020.

The computations for basic and diluted earnings per share for the three and six months ended June 30, 2021 and 2020 are as follows:

	Three Months Ended June 30, 2021			Six Months Ended June 30, 2021
		Weighted	Per		Weighted	Per
		Average	Common		Average	Common
	Net	Common	Share	Net	Common	Share
(In millions, except per share amounts)	Income	Shares	Amount	Income	Shares	Amount
Basic	$162.5	43.5	$3.74	$249.7	43.4	$5.75
Effect of Dilutive Securities		0.3	(0.03)		0.4	(0.05)
Diluted	$162.5	43.8	$3.71	$249.7	43.8	$5.70

	Three Months Ended June 30, 2020			Six Months Ended June 30, 2020
		Weighted	Per		Weighted	Per
		Average	Common		Average	Common
	Net	Common	Share	Net	Common	Share
(In millions, except per share amounts)	Income	Shares	Amount	Income	Shares	Amount
Basic	$32.8	43.1	$0.76	$36.6	43.0	$0.85
Effect of Dilutive Securities		0.2	—		0.3	—
Diluted	$32.8	43.3	$0.76	$36.6	43.3	$0.85

11.          SHARE-BASED COMPENSATION

During the three and six months ended June 30, 2021, the Company granted approximately 11,900 and 237,500 in total of time-based restricted stock units and performance-based shares to certain of its employees at a weighted average grant date fair value of $67.47 and $68.36, respectively.

Total share-based compensation cost recognized in the Condensed Consolidated Statements of Income and Comprehensive Income as a component of selling, general and administrative expenses was $4.7 million and $3.0 million for the three months ended June 30, 2021 and 2020, and $9.5 million and $6.1 million for the six months ended June 30, 2021 and 2020, respectively. Total unrecognized compensation cost related to unvested share-based compensation arrangements was $30.6 million at June 30, 2021, and is expected to be recognized over a weighted average period of approximately 1.7 years. Total unrecognized compensation cost may be adjusted for any unearned performance shares or forfeited shares.

12.          PENSION AND POST-RETIREMENT PLANS

The Company’s pension and post-retirement plans are described in Note 11 to the Consolidated Financial Statements included in Part II, Item 8 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2020. Components of net periodic benefit cost and other amounts recognized in Other Comprehensive Income (Loss) for the qualified pension plans and the post-retirement benefit plans for the three and six months ended June 30, 2021 and 2020 consisted of the following:

	Pension Benefits		Post-retirement Benefits
	Three Months Ended June 30,		Three Months Ended June 30,
(In millions)	2021	2020	2021	2020
Components of net periodic benefit cost (benefit):
Service cost	$1.1	$1.3	$0.1	$0.2
Interest cost	1.7	1.9	0.2	0.2
Expected return on plan assets	(3.7)	(3.3)	—	—
Amortization of net loss	1.2	1.4	0.3	0.1
Amortization of prior service credit	(0.5)	(0.6)	(0.9)	(0.9)
Net periodic benefit cost (benefit)	$(0.2)	$0.7	$(0.3)	$(0.4)

	Pension Benefits		Post-retirement Benefits
	Six Months Ended June 30,		Six Months Ended June 30,
(In millions)	2021	2020	2021	2020
Components of net periodic benefit cost (benefit):
Service cost	$2.3	$2.5	$0.3	$0.3
Interest cost	3.2	3.8	0.4	0.4
Expected return on plan assets	(7.3)	(6.5)	—	—
Amortization of net loss	2.5	2.9	0.6	0.3
Amortization of prior service credit	(1.1)	(1.2)	(1.8)	(1.8)
Net periodic benefit cost (benefit)	$(0.4)	$1.5	$(0.5)	$(0.8)

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

SECOND QUARTER 2021 DISCUSSION AND UPDATE ON BUSINESS CONDITIONS

Ocean Transportation: The Company’s container volume in the Hawaii service in the second quarter 2021 was 9.9 percent higher year-over-year. The increase was primarily due to higher retail and hospitality-related demand due to the reopening of the Hawaii economy compared to the pandemic low in the year ago period, partially offset by volume associated with the dry-docking of a competitor’s vessel in the year ago period. Domestic visitor travel to the state accelerated since the beginning of the year and the local economy continued to reopen with COVID-19 vaccinations, leading to a sharp rebound in Hawaii’s tourism industry and economy. The economic recovery in the state is on a cautiously optimistic trajectory due to improving tourism and unemployment trends.

In China, the Company’s container volume in the second quarter 2021 increased 59.1 percent year-over-year. The increase was primarily due to incremental volume from the CLX+ service in addition to higher volume in the CLX service as a result of our increased capacity in the tradelane. The total number of eastbound voyages in the China service increased by nine year-over-year of which six were from incremental CLX+ voyages and three from extra loaders. Volume demand in the quarter was driven by e-commerce, garments and other goods. Matson continued to realize a significant rate premium in the second quarter 2021 and achieved average freight rates that were considerably higher than in the year ago period. Currently in the Transpacific tradelane, supply chain congestion continues, and consumption trends remain elevated. We expect these conditions to remain in place and lead to a high level of demand at least until Lunar New Year in the first quarter of 2022. As a result of the exceptional level of demand for our expedited Transpacific services, Matson recently announced the initiation of our CCX service as a seasonal string with Matson-owned vessels from China to the U.S. West Coast with Oakland as the first call. Consequently, we expect our vessels in the CLX, CLX+ and CCX services to be operating at capacity at least until Lunar New Year next year.

In Guam, the Company’s container volume in the second quarter 2021 increased 35.7 percent year-over-year primarily due to higher retail-related demand compared to the pandemic low in the year ago period as well as volume attributable to a competitor’s schedule issues. The economic recovery trajectory in Guam remains uncertain as the economy recovers slowly and tourism remains constrained.

In Alaska, the Company’s container volume for the second quarter 2021 increased 15.2 percent year-over-year due to higher northbound volume primarily due to (i) higher retail-related demand compared to the pandemic low in the year ago period, (ii) higher southbound volume and (iii) the addition of volume from the Alaska-Asia Express service, partially offset by one less northbound sailing. In the near-term, we expect improving economic trends in Alaska, but the recovery’s trajectory continues to remain uncertain.

The contribution in the second quarter 2021 from the Company’s SSAT joint venture investment was $12.8 million, or $9.1 million higher than the second quarter 2020. The increase was driven by higher lift volume.

Logistics: In the second quarter 2021, operating income for the Company’s Logistics segment was $12.9 million, or $4.0 million higher compared to the pandemic low operating income achieved in the second quarter 2020. The increase was due primarily to higher contributions from transportation brokerage, freight forwarding and supply chain management as a result of elevated goods consumption and inventory restocking in addition to favorable supply and demand fundamentals in our core markets.

CONSOLIDATED RESULTS OF OPERATIONS

Consolidated Results - Three months ended June 30, 2021, compared with 2020:

	Three Months Ended June 30,
(Dollars in millions, except per share amounts)	2021	2020	Change
Operating revenue	$874.9	$524.1	$350.8	66.9%
Operating costs and expenses	(661.0)	(472.9)	(188.1)	39.8%
Operating income	213.9	51.2	162.7	317.8%
Interest expense	(5.5)	(8.2)	2.7	(32.9)%
Other income (expense), net	1.5	1.5	—	0.0%
Income before income taxes	209.9	44.5	165.4	371.7%
Income taxes	(47.4)	(11.7)	(35.7)	305.1%
Net income	$162.5	$32.8	$129.7	395.4%
Basic earnings per share	$3.74	$0.76	$2.98	392.1%
Diluted earnings per share	$3.71	$0.76	$2.95	388.2%

Changes in operating revenue, and operating costs and expenses are further described below in the Analysis of Operating Revenue and Income by Segment.

The decrease in interest expense for the three months ended June 30, 2021, compared to the three months ended June 30, 2020, was due to lower outstanding debt during the period.

Other income (expense) relates to the amortization of certain components of net periodic benefit costs or gains related to the Company’s pension and post-retirement plans.

Income tax expense was $47.4 million or 22.6 percent of income before income taxes for the three months ended June 30, 2021, compared to $11.7 million or 26.3 percent of income before income taxes for the three months ended June 30, 2020. The effective tax rate for the three months ended June 30, 2021 was lower than the effective tax rate for the three months ended June 30, 2020 as it benefitted from discrete adjustments related to the valuation allowance against the Company’s foreign income tax net operating losses and stock compensation that lowered the effective tax rate for that period.

Consolidated Results - Six months ended June 30, 2021, compared with 2020:

	Six Months Ended June 30,
(Dollars in millions, except per share amounts)	2021	2020	Change
Operating revenue	$1,586.7	$1,038.0	$548.7	52.9%
Operating costs and expenses	(1,252.6)	(973.8)	(278.8)	28.6%
Operating income	334.1	64.2	269.9	420.4%
Interest expense	(12.8)	(16.8)	4.0	(23.8)%
Other income (expense), net	2.9	2.1	0.8	38.1%
Income before income taxes	324.2	49.5	274.7	554.9%
Income taxes	(74.5)	(12.9)	(61.6)	477.5%
Net income	$249.7	$36.6	$213.1	582.2%
Basic earnings per share	$5.75	$0.85	$4.90	576.5%
Diluted earnings per share	$5.70	$0.85	$4.85	570.6%

Changes in operating revenue, and operating costs and expenses are further described below in the Analysis of Operating Revenue and Income by Segment.

The decrease in interest expense for the six months ended June 30, 2021, compared to the six months ended June 30, 2020, was due to a lower outstanding debt during the period.

Other income (expense) relates to the amortization of certain components of net periodic benefit costs or gains related to the Company’s pension and post-retirement plans. The increase in Other income (expense) was due to adjustments related to the Company’s pension and post-retirement plan liabilities during the six months ended June 30, 2021.

Income tax expense was $74.5 million or 23.0 percent of income before income taxes for the six months ended June 30, 2021, compared to $12.9 million or 26.1 percent of income before income taxes for the six months ended June 30, 2020. The effective tax rate for the six months ended June 30, 2021 was lower than the effective tax rate for the six months ended June 30, 2020 as it benefitted from discrete adjustments related to the valuation allowance against the Company’s foreign income tax net operating losses and stock compensation that lowered the effective tax rate for that period.

ANALYSIS OF OPERATING REVENUE AND INCOME BY SEGMENT

Ocean Transportation Operating Results - Three months ended June 30, 2021, compared with 2020:

	Three Months Ended June 30,
(Dollars in millions)	2021	2020	Change
Ocean Transportation revenue	$682.9	$410.8	$272.1	66.2%
Operating costs and expenses	(481.9)	(368.5)	(113.4)	30.8%
Operating income	$201.0	$42.3	$158.7	375.2%
Operating income margin	29.4%	10.3%

Volume (Forty-foot equivalent units (FEU), except for automobiles) (1)
Hawaii containers	39,800	36,200	3,600	9.9%
Hawaii automobiles	12,700	8,200	4,500	54.9%
Alaska containers	19,700	17,100	2,600	15.2%
China containers	43,600	27,400	16,200	59.1%
Guam containers	5,700	4,200	1,500	35.7%
Other containers (2)	5,200	3,900	1,300	33.3%
(1)	Approximate volumes included for the period are based on the voyage departure date, but revenue and operating income are adjusted to reflect the percentage of revenue and operating income earned during the reporting period for voyages in transit at the end of each reporting period.
(2)	Includes containers from services in various islands in Micronesia and the South Pacific, and Okinawa, Japan.

Ocean Transportation revenue increased $272.1 million, or 66.2 percent, during the three months ended June 30, 2021, compared with the three months ended June 30, 2020. The increase was primarily due to higher revenue in China and Hawaii, higher fuel-related surcharge revenue and higher revenue in Alaska and Guam.

On a year-over-year FEU basis, Hawaii container volume increased 9.9 percent primarily due to higher retail and hospitality-related demand due to the reopening of the Hawaii economy compared to the pandemic low in the year ago period as a result of the state’s COVID-19 mitigation efforts, including restrictions on tourism, partially offset by volume associated with the dry-docking of a competitor’s vessel in the year ago period; Alaska volume increased 15.2 percent due to higher northbound volume primarily due to higher retail-related demand compared to the pandemic low in the year ago period as a result of the state’s COVID-19 mitigation efforts, higher southbound volume and the addition of volume from the Alaska-Asia Express service, partially offset by one less northbound sailing; China volume was 59.1 percent higher primarily due to incremental volume from the CLX+ service in addition to higher volume in the CLX service as a result of our increased capacity in the tradelane; Guam volume was 35.7 percent higher primarily due to higher retail-related demand compared to the pandemic low in the year ago period as a result of the island’s COVID-19 mitigation measures as well as volume attributable to a competitor’s schedule issues; and Other containers volume increased 33.3 percent primarily due to higher volume in Okinawa.

Ocean Transportation operating income increased $158.7 million during the three months ended June 30, 2021, compared with the three months ended June 30, 2020. The increase was primarily due to higher contributions from the China and Hawaii services and SSAT, partially offset by higher vessel operating costs, higher terminal handling costs and higher depreciation.

The Company’s SSAT terminal joint venture investment contributed $12.8 million during the three months ended June 30, 2021, compared to a contribution of $3.7 million during the three months ended June 30, 2020. The increase was driven by higher lift volume.

Ocean Transportation Operating Results - Six months ended June 30, 2021, compared with 2020:

	Six Months Ended June 30,
(Dollars in millions)	2021	2020	Change
Ocean Transportation revenue	$1,243.4	$811.7	$431.7	53.2%
Operating costs and expenses	(928.3)	(761.5)	(166.8)	21.9%
Operating income	$315.1	$50.2	$264.9	527.7%
Operating income margin	25.3%	6.2%

Volume (Forty-foot equivalent units (FEU), except for automobiles) (1)
Hawaii containers	75,500	71,700	3,800	5.3%
Hawaii automobiles	23,400	21,500	1,900	8.8%
Alaska containers	37,000	35,300	1,700	4.8%
China containers	84,700	40,300	44,400	110.2%
Guam containers	10,700	9,100	1,600	17.6%
Other containers (2)	9,200	8,000	1,200	15.0%
(1)	Approximate volumes included for the period are based on the voyage departure date, but revenue and operating income are adjusted to reflect the percentage of revenue and operating income earned during the reporting period for voyages in transit at the end of each reporting period.
(2)	Includes containers from services in various islands in Micronesia and the South Pacific, and Okinawa, Japan.

Ocean Transportation revenue increased $431.7 million, or 53.2 percent, during the six months ended June 30, 2021, compared with the six months ended June 30, 2020. The increase was primarily due to higher revenue in China, Hawaii and Guam.

On a year-over-year FEU basis, Hawaii container volume increased 5.3 percent primarily due to higher retail and hospitality-related demand due to the reopening of the Hawaii economy compared to the negatively impacted volume in the year ago period as a result of the pandemic and the state’s COVID-19 mitigation efforts, partially offset by volume associated with the dry-docking of a competitor’s vessel in the second quarter of last year; Alaska volume increased by 4.8 percent due to higher northbound volume primarily due to higher retail-related demand compared to the negatively impacted volume in the year ago period as a result of the pandemic and the state’s COVID-19 mitigation efforts, higher southbound volume and the addition of volume from the Alaska-Asia Express service, partially offset by two less northbound sailings; China volume was 110.2 percent higher primarily due to incremental volume from the CLX+

service in addition to higher volume on the CLX service as a result of increased capacity in the tradelane; Guam volume was 17.6 percent higher primarily due to higher retail-related demand compared to the negatively impacted volume in the year ago period as a result of the pandemic and the island’s COVID-19 mitigation measures as well as volume attributable to a competitor’s schedule issues; and Other container volume increased 15.0 percent primarily due to higher volume in Okinawa.

Ocean Transportation operating income increased $264.9 million during the six months ended June 30, 2021, compared with the six months ended June 30, 2020. The increase was primarily due to higher contributions from the China and Hawaii services and SSAT, partially offset by higher vessel operating costs, higher terminal handling costs and higher depreciation.

The Company’s SSAT terminal joint venture investment contributed $22.0 million during the six months ended June 30, 2021, compared to a contribution of $7.7 million during the six months ended June 30, 2020. The increase was largely attributable to higher lift volume.

Logistics Operating Results: Three months ended June 30, 2021, compared with 2020:

	Three Months Ended June 30,
(Dollars in millions)	2021	2020	Change
Logistics revenue	$192.0	$113.3	$78.7	69.5%
Operating costs and expenses	(179.1)	(104.4)	(74.7)	71.6%
Operating income	$12.9	$8.9	$4.0	44.9%
Operating income margin	6.7%	7.9%

Logistics revenue increased $78.7 million, or 69.5 percent, during the three months ended June 30, 2021, compared with the three months ended June 30, 2020. The increase was primarily due to higher transportation brokerage revenue.

Logistics operating income increased $4.0 million, or 44.9 percent, for the three months ended June 30, 2021, compared with the three months ended June 30, 2020. The increase was primarily due to higher contributions from transportation brokerage, freight forwarding and supply chain management.

Logistics Operating Results: Six months ended June 30, 2021, compared with 2020:

	Six Months Ended June 30,
(Dollars in millions)	2021	2020	Change
Logistics revenue	$343.3	$226.3	$117.0	51.7%
Operating costs and expenses	(324.3)	(212.3)	(112.0)	52.8%
Operating income	$19.0	$14.0	$5.0	35.7%
Operating income margin	5.5%	6.2%

Logistics revenue increased $117.0 million, or 51.7 percent, during the six months ended June 30, 2021, compared with the six months ended June 30, 2020. The increase was primarily due to higher transportation brokerage revenue.

Logistics operating income increased $5.0 million, or 35.7 percent, for the six months ended June 30, 2021, compared with the six months ended June 30, 2020. The increase was due primarily to higher contributions from transportation brokerage, freight forwarding and supply chain management.

LIQUIDITY AND CAPITAL RESOURCES

Sources of liquidity available to the Company as of June 30, 2021, compared to December 31, 2020 were as follows:

Cash, Cash Equivalents, Restricted Cash and Accounts Receivable: Cash and cash equivalents, restricted cash and accounts receivable as of June 30, 2021, compared to December 31, 2020 were as follows:

	June 30,	December 31,
(In millions)	2021	2020	Change
Cash and cash equivalents	$17.4	$14.4	$3.0
Restricted cash	$5.3	$5.3	$—
Accounts receivable, net (1)	$313.6	$253.4	$60.2
(1)	As of June 30, 2021 and December 31, 2020, $1.7 million of eligible accounts receivable were assigned to the CCF.

Changes in the Company’s cash, cash equivalents and restricted cash for the six months ended June 30, 2021, compared to the six months ended June 30, 2020 were as follows:

	Six Months Ended June 30,
(In millions)	2021	2020	Change
Net cash provided by operating activities (1)	$238.8	$140.6	$98.2
Net cash used in investing activities (2)	(99.6)	(35.1)	(64.5)
Net cash used in financing activities (3)	(136.2)	(111.4)	(24.8)
Net increase (decrease) in cash, cash equivalents and restricted cash	3.0	(5.9)	8.9
Cash, cash equivalents and restricted cash, beginning of the period	19.7	28.4	(8.7)
Cash, cash equivalents and restricted cash, end of the period	$22.7	$22.5	$0.2

(1) Change in net cash provided by operating activities:

Changes in net cash provided by operating activities for the six months ended June 30, 2021, compared to the six months ended June 30, 2020, were due to the following:

(In millions)	Change
Net income	$213.1
Amortization of operating lease right of use assets	13.6
Depreciation and amortization	12.3
Non-cash deferred income taxes	3.8
Other non-cash related changes, net	1.9
Income and distributions from SSAT, net	(1.1)
Accounts receivable, net	(50.9)
Prepaid expenses and other assets	(63.9)
Accounts payable, accruals and other liabilities	(10.3)
Operating lease liabilities	(11.1)
Deferred dry-docking payments	(9.8)
Deferred dry-docking amortization	0.8
Other long-term liabilities	(0.2)
Total	$98.2

Income and cash distributions from SSAT was $22.0 million and $21.0 million for the six months ended June 30, 2021, respectively, compared to $7.7 million and $7.8 million for the six months ended June 30, 2020. The change in income and cash distributions was due to greater levels of operating profits generated by SSAT during the six months ended June 30, 2021 as compared to the same prior year period. Changes in accounts receivable were primarily due to increased levels of revenues, and the timing of collections associated with those receivables. Changes in prepaid expenses and other assets were primarily due to increased prepaid fuel and other operating related costs, and prepaid income taxes, primarily due to increased levels of operations for the six months ended June 30, 2021, as compared to the same prior year period. Changes in accounts payable, accruals and other liabilities were primarily due to increased level of operating costs and the timing of payments associated with those liabilities. Deferred dry-docking payments for the six months ended June 30, 2021 were $17.4 million, compared to $7.6 million for the six months ended June 30, 2020.

The increase in deferred dry-docking payments was due to an increase in dry-dock related activity during the six months ended June 30, 2021 as compared to the same prior year period.

(2) Change in net cash used in investing activities:

Changes in net cash used in investing activities for the six months ended June 30, 2021, compared to the six months ended June 30, 2020, were due to the following:

(In millions)	Change
Cash deposits into CCF	$65.9
Withdrawals from CCF	(65.9)
Other capital expenditures	(67.3)
Capitalized vessel construction expenditures	16.5
Proceeds from disposal of property and equipment, net	(13.7)
Total	$(64.5)

Capitalized vessel construction expenditures (including capitalized interest) were $16.5 million for the six months ended June 30, 2020. There were no capitalized vessel construction expenditures during the six months ended June 30, 2021 due to the completion of the Company’s fleet renewal program in 2020. Changes in cash deposits into CCF and withdrawals from CCF primarily relate to the timing of when deposits are made into the CCF, and when the subsequent withdrawals are made out of the CCF for the purposes of vessel construction progress payments. Other capital expenditures payments were $101.3 million for the six months ended June 30, 2021, compared to $34.0 million for the six months ended June 30, 2020. During the six months ended June 30, 2021, the Company increased its acquisition of containers, chassis and other terminal equipment, as compared to the same prior year period. The increase in capital expenditure payments was also due to the timing of certain capital project activities incurred during 2021 as compared to 2020. The decrease in proceeds from disposal of property and equipment was primarily due to the sale and leaseback of chassis and container equipment for net proceeds of $14.3 million during the six months ended June 30, 2020. There were no sale and leaseback transactions during the six months ended June 30, 2021.

(3) Change in net cash used in financing activities:

Changes in net cash used in financing activities for the six months ended June 30, 2021, compared to the six months ended June 30, 2020, were due to the following:

(In millions)	Change
Proceeds received from issuance of fixed interest debt	$(325.5)
Repayments of fixed interest debt	166.0
Repayments and borrowings under revolving credit facility, net	129.3
Payment of financing costs	15.5
Tax withholding related to net share settlements of restricted stock units	(8.9)
Dividends paid	(1.1)
Change in other payments, net	(0.1)
Total	$(24.8)

During the six months ended June 30, 2021, the Company paid $26.8 million in fixed debt payments, compared to $192.8 million during the six months ended June 30, 2020. During the six months ended June 30, 2021, the Company decreased net borrowings under the revolving credit facility by $71.8 million, compared to a $201.1 million decrease during the six months ended June 30, 2020. During the six months ended June 30, 2021, the Company paid $3.0 million in financing costs, compared to $18.5 million paid during the six months ended June 30, 2020, related to amendments of its revolving credit facility, private placement term loans and Title XI debt. During the six months ended June 30, 2021, the Company paid $14.4 million in taxes related to vested restricted stock units, compared to $5.5 million for the six months ended June 30, 2020. The increase in taxes was primarily due to the increase of the Company’s stock price as of the vesting date of the restricted stock units. During the six months ended June 30, 2021, the Company paid $20.2 million in dividends, compared to $19.1 million during the six months ended June 30, 2020. The increase in dividend payments resulted from an increase in dividends declared per share of common stock by the Company.

Debt: Total Debt as of June 30, 2021 and December 31, 2020 is as follows:

	June 30,	December 31,
(In millions)	2021	2020	Change
Revolving credit facility	$—	$71.8	$(71.8)
Fixed interest debt	661.5	688.3	(26.8)
Total Debt	$661.5	$760.1	$(98.6)

Total Debt decreased by $98.6 million during the six months ended June 30, 2021. The decrease in the Company’s outstanding revolving credit borrowings was primarily due to the increase in net cash provided by operating activities during that same period. The decrease in fixed interest debt was due to the scheduled repayments of private placement term loans and Title XI debt during the six months ended June 30, 2021.

As of June 30, 2021, the Company had $641.9 million of remaining borrowing availability under the revolving credit facility, with a maturity date of March 31, 2026. The Company’s debt is described in Note 6 of Part I, Item 1 above.

Working Capital: The Company had a working capital deficit of $129.6 million and $205.6 million at June 30, 2021 and December 31, 2020, respectively. The Company manages its working capital needs through the use of borrowings on its revolving credit facility which can be received on short notice. The decrease in working capital deficit at June 30, 2021 is primarily due to the increase in revenues generated during the six months ended June 30, 2021, compared to the six months ended June 30, 2020. Working capital is also impacted by the timing of collections associated with accounts receivable and other assets, and the timing of payments associated with accounts payable, accruals, income taxes and other liabilities.

CONTRACTUAL OBLIGATIONS, COMMITMENTS, CONTINGENCIES AND OFF-BALANCE SHEET ARRANGEMENTS

Except as described below, there were no material changes during this quarter to the Company’s contractual obligations, commitments, contingencies and off-balance sheet arrangements that are described in Part II, Item 7 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2020, which is incorporated herein by reference.

The Company’s debt is described in Note 6 to the Condensed Consolidated Financial Statements included in the Company’s Quarterly Report on Form 10-Q for the three months ended March 31, 2021, which is incorporated herein by reference.

On July 7, 2021, the Company terminated a Bareboat Charter Operating Lease agreement as described in Note 7 of Part I, Item 1 above.

CRITICAL ACCOUNTING ESTIMATES

There have been no changes during this quarter to the Company’s critical accounting estimates as discussed in Part II, Item 7 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2020.

OTHER MATTERS

The Company’s second quarter 2021 cash dividend of $0.23 per share was paid on June 3, 2021. On June 24, 2021, the Company’s Board of Directors declared a cash dividend of $0.30 per share payable on September 2, 2021.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures.

The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this report. Based on such evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that, as of June 30, 2021, the Company’s disclosure controls and procedures are effective.

Changes in Internal Control Over Financial Reporting.

There were no changes in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the three months ended June 30, 2021, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

During the quarter ended June 30, 2021, the Company implemented the financial modules of a new enterprise resource planning (“ERP”) system intended to enhance operating efficiencies and provide more effective management of its business operations. The Company completed pre-implementation testing and is currently performing post-implementation monitoring of the financial modules to ensure the continued effectiveness of internal controls over financial reporting. As a result of this implementation, certain internal controls over financial reporting have been automated, modified or implemented. While the Company believes the ERP financial modules system will strengthen its internal control environment, there are inherent risks in implementing any new system. The Company will continue to evaluate these internal control changes as part of its assessment of internal controls over financial reporting throughout 2021.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(c) Purchases of Equity Securities by the Issuer and Affiliated Purchases.

On June 24, 2021, the Company announced that Matson’s Board of Directors had approved a share repurchase program of up to 3.0 million shares of common stock from August 3, 2021 through August 2, 2024.

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

MATSON, INC.
(Registrant)

Date: July 30, 2021	/s/ Joel M. Wine
Joel M. Wine
Executive Vice President and
Chief Financial Officer

Date: July 30, 2021	/s/ Kevin L. Stuck
Kevin L. Stuck
Vice President and Controller
(principal accounting officer)