Form 10-Q
period 2021-09-30
Matson, Inc.
filed 2021-11-04
CIK 3453

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021

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

Number of shares of common stock outstanding as of September 30, 2021: 42,031,967

MATSON, INC. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

MATSON, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Income and Comprehensive Income

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In millions, except per share amounts)	2021	2020	2021	2020
Operating Revenue:
Ocean Transportation	$863.5	$498.3	$2,106.9	$1,310.0
Logistics	208.1	146.9	551.4	373.2
Total Operating Revenue	1,071.6	645.2	2,658.3	1,683.2

Costs and Expenses:
Operating costs	(649.3)	(495.8)	(1,809.6)	(1,370.4)
Income from SSAT	13.0	7.7	35.0	15.4
Selling, general and administrative	(57.4)	(58.7)	(171.7)	(165.6)
Total Costs and Expenses	(693.7)	(546.8)	(1,946.3)	(1,520.6)

Operating Income	377.9	98.4	712.0	162.6
Interest expense	(5.1)	(5.7)	(17.9)	(22.5)
Other income (expense), net	1.8	2.4	4.7	4.5
Income before Income Taxes	374.6	95.1	698.8	144.6
Income taxes	(91.4)	(24.2)	(165.9)	(37.1)
Net Income	$283.2	$70.9	$532.9	$107.5

Other Comprehensive Income (Loss), Net of Income Taxes:
Net Income	$283.2	$70.9	$532.9	$107.5
Other Comprehensive Income (Loss):
Amortization of prior service cost	(1.1)	(1.2)	(3.4)	(3.5)
Amortization of net loss	1.0	0.5	3.5	3.1
Other adjustments	(0.1)	0.2	(0.2)	(0.6)
Total Other Comprehensive Income (Loss)	(0.2)	(0.5)	(0.1)	(1.0)
Comprehensive Income	$283.0	$70.4	$532.8	$106.5

Basic Earnings Per Share	$6.60	$1.65	$12.31	$2.50
Diluted Earnings Per Share	$6.53	$1.63	$12.19	$2.48

Weighted Average Number of Shares Outstanding:
Basic	42.9	43.1	43.3	43.0
Diluted	43.4	43.5	43.7	43.4

See Notes to Condensed Consolidated Financial Statements.

MATSON, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(Unaudited)

	September 30,	December 31,
(In millions)	2021	2020
ASSETS
Current Assets:
Cash and cash equivalents	$75.9	$14.4
Accounts receivable, net of allowance for credit loss of $9.0 million and $6.3 million, respectively	328.6	253.4
Prepaid expenses and other assets	77.2	38.1
Total current assets	481.7	305.9
Long-term Assets:
Investment in SSAT	37.2	48.7
Property and equipment, net	1,826.8	1,689.9
Operating lease right of use assets	264.0	251.4
Goodwill	327.8	327.8
Intangible assets, net	183.8	192.0
Deferred dry-docking costs, net	63.1	51.9
Other long-term assets	38.4	33.0
Total long-term assets	2,741.1	2,594.7
Total Assets	$3,222.8	$2,900.6

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Current portion of debt	$65.0	$59.2
Accounts payable and accruals	299.0	283.1
Operating lease liabilities	86.9	72.4
Other liabilities	96.4	96.8
Total current liabilities	547.3	511.5
Long-term Liabilities:
Long-term debt, net of deferred loan fees	567.5	685.6
Long-term operating lease liabilities	185.8	186.9
Deferred income taxes	420.0	389.6
Other long-term liabilities	157.4	165.8
Total long-term liabilities	1,330.7	1,427.9
Commitments and Contingencies
Shareholders’ Equity:
Common stock	31.5	32.4
Additional paid in capital	313.9	321.5
Accumulated other comprehensive loss, net	(50.9)	(50.8)
Retained earnings	1,050.3	658.1
Total shareholders’ equity	1,344.8	961.2
Total Liabilities and Shareholders’ Equity	$3,222.8	$2,900.6

See Notes to Condensed Consolidated Financial Statements.

MATSON, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Nine Months Ended September 30,
(In millions)	2021	2020
Cash Flows From Operating Activities:
Net income	$532.9	$107.5
Reconciling adjustments:
Depreciation and amortization	100.9	84.5
Amortization of operating lease right of use assets	73.9	53.1
Deferred income taxes	30.3	33.5
Share-based compensation expense	14.2	12.0
Income from SSAT	(35.0)	(15.4)
Distribution from SSAT	46.9	37.9
Other	(1.1)	0.5
Changes in assets and liabilities:
Accounts receivable, net	(75.2)	(28.9)
Deferred dry-docking payments	(25.8)	(11.1)
Deferred dry-docking amortization	18.0	17.8
Prepaid expenses and other assets	(46.7)	19.6
Accounts payable, accruals and other liabilities	30.2	24.0
Operating lease liabilities	(72.1)	(53.7)
Other long-term liabilities	(8.1)	(10.5)
Net cash provided by operating activities	583.3	270.8

Cash Flows From Investing Activities:
Capitalized vessel construction expenditures	—	(57.8)
Other capital expenditures	(244.7)	(53.5)
Proceeds from disposal of property and equipment	2.2	15.7
Cash deposits into Capital Construction Fund	(31.2)	(97.1)
Withdrawals from Capital Construction Fund	31.2	97.1
Net cash used in investing activities	(242.5)	(95.6)

Cash Flows From Financing Activities:
Proceeds from issuance of debt	—	325.5
Repayments of debt	(41.1)	(204.2)
Proceeds from revolving credit facility	304.3	547.4
Repayments of revolving credit facility	(376.1)	(803.5)
Payment of financing costs	(3.0)	(18.5)
Proceeds from issuance of capital stock	—	0.1
Dividends paid	(33.3)	(29.1)
Repurchase of Matson common stock	(115.7)	—
Tax withholding related to net share settlements of restricted stock units	(14.4)	(5.6)
Net cash used in financing activities	(279.3)	(187.9)

Net Increase (Decrease) in Cash, Cash Equivalents and Restricted Cash	61.5	(12.7)
Cash, Cash Equivalents and Restricted Cash, Beginning of the Period	19.7	28.4
Cash, Cash Equivalents and Restricted Cash, End of the Period	$81.2	$15.7

Reconciliation of Cash, Cash Equivalents and Restricted Cash, End of the Period:
Cash and Cash Equivalents	$75.9	$12.7
Restricted Cash	5.3	3.0
Total Cash, Cash Equivalents and Restricted Cash, End of the Period	$81.2	$15.7

Supplemental Cash Flow Information:
Interest paid, net of capitalized interest	$15.3	$22.4
Income tax payments and (refunds), net	$162.1	$(18.0)

Non-cash Information:
Capital expenditures included in accounts payable, accruals and other liabilities	$5.6	$5.9

See Notes to Condensed Consolidated Financial Statements.

MATSON, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Shareholders’ Equity

(Unaudited)

				Accumulated
	Common Stock		Additional	Other
		Stated	Paid In	Comprehensive	Retained
(In millions, except per share amounts)	Shares	Value	Capital	Income (Loss)	Earnings	Total
Balance at December 31, 2020	43.2	$32.4	$321.5	$(50.8)	$658.1	$961.2
Net income	—	—	—	—	87.2	87.2
Other comprehensive income (loss), net of tax	—	—	—	(0.1)	—	(0.1)
Share-based compensation	—	—	4.8	—	—	4.8
Shares issued, net of shares withheld for employee taxes	0.2	0.2	(14.3)	—	—	(14.1)
Dividends ($0.23 per share)	—	—	—	—	(10.1)	(10.1)
Balance at March 31, 2021	43.4	32.6	312.0	(50.9)	735.2	1,028.9
Net income	—	—	—	—	162.5	162.5
Other comprehensive income (loss), net of tax	—	—	—	0.2	—	0.2
Share-based compensation	—	—	4.7	—	—	4.7
Shares issued, net of shares withheld for employee taxes	0.1	—	(0.2)	—	—	(0.2)
Dividends ($0.23 per share and $0.30 per share)	—	—	—	—	(23.3)	(23.3)
Balance at June 30, 2021	43.5	32.6	316.5	(50.7)	874.4	1,172.8
Net income	—	—	—	—	283.2	283.2
Other comprehensive income (loss), net of tax	—	—	—	(0.2)	—	(0.2)
Share-based compensation	—	—	4.7	—	—	4.7
Shares issued, net of shares withheld for employee taxes	—	—	(0.1)	—	0.1	—
Shares repurchased	(1.5)	(1.1)	(7.2)	—	(107.4)	(115.7)
Balance at September 30, 2021	42.0	$31.5	$313.9	$(50.9)	$1,050.3	$1,344.8

				Accumulated
	Common Stock		Additional	Other
		Stated	Paid In	Comprehensive	Retained
(In millions, except per share amounts)	Shares	Value	Capital	Income (Loss)	Earnings	Total
Balance at December 31, 2019	42.9	$32.2	$306.2	$(36.9)	$504.2	$805.7
Net income	—	—	—	—	3.8	3.8
Other comprehensive income (loss), net of tax	—	—	—	(0.6)	—	(0.6)
Share-based compensation	—	—	3.1	—	—	3.1
Shares issued, net of shares withheld for employee taxes	0.1	0.1	(4.6)	—	—	(4.5)
Equity interest in SSAT	—	—	—	—	2.2	2.2
Dividends ($0.22 per share)	—	—	—	—	(9.5)	(9.5)
Balance at March 31, 2020	43.0	32.3	304.7	(37.5)	$500.7	800.2
Net income	—	—	—	—	32.8	32.8
Other comprehensive income (loss), net of tax	—	—	—	0.1	—	0.1
Share-based compensation	—	—	3.0	—	—	3.0
Shares issued, net of shares withheld for employee taxes	0.1	—	(1.0)	—	—	(1.0)
Dividends ($0.22 per share and $0.23 per share)	—	—	—	—	(19.6)	(19.6)
Balance at June 30, 2020	43.1	32.3	306.7	(37.4)	513.9	815.5
Net income	—	—	—	—	70.9	70.9
Other comprehensive income (loss), net of tax	—	—	—	(0.5)	—	(0.5)
Share-based compensation	—	—	6.0	—	—	6.0
Shares issued, net of shares withheld for employee taxes	—	—	(0.1)	—	—	(0.1)
Balance at September 30, 2020	43.1	$32.3	$312.6	$(37.9)	$584.8	$891.8

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

Fiscal Period: The period end for Matson covered by this report is September 30, 2021. The period end for MatNav and its subsidiaries covered by this report occurred on the last Friday in September, or September 24, 2021.

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

Recognition of Revenues and Expenses: Revenue in the Company’s Condensed Consolidated Financial Statements is presented net of elimination of intercompany transactions. The following is a description of the Company’s principal revenue generating activities by segment, and the Company’s revenue recognition policy for each activity for the periods presented:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
Ocean Transportation (in millions) (1)	2021	2020	2021	2020
Ocean Transportation services	$855.2	$490.8	$2,083.8	$1,284.5
Terminal and other related services	4.8	5.1	12.5	15.5
Fuel sales	1.9	1.3	5.1	6.0
Vessel management and related services	1.6	1.1	5.5	4.0
Total	$863.5	$498.3	$2,106.9	$1,310.0
(1)	Ocean Transportation revenue transactions are primarily denominated in U.S. dollars except for less than 3 percent of Ocean Transportation services revenue and fuel sales revenue categories which are denominated in foreign currencies.

◾	Ocean Transportation services revenue is recognized ratably over the duration of a voyage based on the relative transit time completed in each reporting period. Vessel operating costs and other ocean transportation operating costs, such as terminal operating overhead and selling, general and administrative expenses, are charged to operating costs as incurred.
◾	Terminal and other related services revenue is recognized as the services are performed. Related costs are recognized as incurred.
◾	Fuel sales revenue and related costs are recognized when the Company has completed delivery of the product to the customer in accordance with the terms and conditions of the contract.
◾	Vessel management and related services revenue is recognized in proportion to the services completed. Related costs are recognized as incurred.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
Logistics (in millions) (1)	2021	2020	2021	2020
Transportation Brokerage and Freight Forwarding services	$186.1	$133.0	$495.9	$337.0
Warehouse and distribution services	12.2	9.5	31.8	25.9
Supply chain management and other services	9.8	4.4	23.7	10.3
Total	$208.1	$146.9	$551.4	$373.2
(1)	Logistics revenue transactions are primarily denominated in U.S. dollars except for less than 5 percent of transportation brokerage and freight forwarding services revenue, and supply chain management and other services revenue categories which are denominated in foreign currencies.

◾	Transportation Brokerage and Freight Forwarding services revenue consists of amounts billed to customers for services provided. The primary costs include third-party purchased transportation services, agent commissions, labor and equipment. Revenue and the related purchased third-party transportation costs are recognized over the duration of a delivery based upon the relative transit time completed in each reporting period. Labor, agent commissions, and other operating costs are expensed as incurred. The Company reports revenue on a gross basis as

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

Capital Construction Fund: The Company’s Capital Construction Fund (“CCF”) is described in Note 7 to the Consolidated Financial Statements included in Part II, Item 8 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2020. As of September 30, 2021 and December 31, 2020, $1.8 million and $1.7 million of eligible accounts receivable was assigned to the CCF, respectively. Due to the nature of the assignment of eligible accounts receivable into the CCF, such assigned amounts are classified as part of accounts receivable in the Condensed Consolidated Balance Sheets. Cash on deposit in the CCF is held in a money market account and classified as a long-term asset in the Company’s Condensed Consolidated Balance Sheets, as the Company intends to use qualified cash withdrawals to fund long-term investment in the construction of new vessels. During the nine months ended September 30, 2021, the Company deposited $31.2 million into the CCF and made qualifying cash withdrawals of $31.2 million from the CCF. The Company made no qualifying cash deposits or withdrawals during the three months ended September 30, 2021. The balance of cash on deposit at September 30, 2021 and December 31, 2020 was nominal.

Investment in SSAT: Condensed income statement information for SSAT for the three and nine months ended September 30, 2021 and 2020 consisted of the following:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In millions)	2021	2020	2021	2020
Operating revenue	$316.3	$273.9	$944.6	$796.1
Operating costs and expenses	(274.2)	(243.1)	(831.3)	(738.4)
Operating income	42.1	30.8	113.3	57.7
Net Income (1)	$37.3	$26.2	$100.5	$51.5
Company Share of SSAT’s Net Income (2)	$13.0	$7.7	$35.0	$15.4
(1)	Includes earnings from equity method investments held by SSAT less earnings allocated to non-controlling interests.
(2)	The Company records its share of net income from SSAT in costs and expenses in the Condensed Consolidated Statement of Income and Comprehensive Income due to the nature of SSAT’s operations.

The Company’s investment in SSAT was $37.2 million and $48.7 million at September 30, 2021 and December 31, 2020, respectively.

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

Dividends: The Company’s third quarter 2021 cash dividend of $0.30 per share was paid on September 2, 2021. On October 28, 2021, the Company’s Board of Directors declared a cash dividend of $0.30 per share payable on December 2, 2021.

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

The Company’s Ocean Transportation segment provides ocean transportation services to the Logistics segment, and the Logistics segment provides logistics services to the Ocean Transportation segment in certain transactions. Accordingly, inter-segment revenue of $57.8 million and $40.2 million for the three months ended September 30, 2021 and 2020, and $140.5 million and $83.8 million for the nine months ended September 30, 2021 and 2020, respectively, have been eliminated from operating revenues in the table below.

Reportable segment financial information for the three and nine months ended September 30, 2021 and 2020 are as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In millions)	2021	2020	2021	2020
Operating Revenue:
Ocean Transportation (1)	$863.5	$498.3	$2,106.9	$1,310.0
Logistics (2)	208.1	146.9	551.4	373.2
Total Operating Revenue	$1,071.6	$645.2	$2,658.3	$1,683.2
Operating Income:
Ocean Transportation (3)	$361.9	$86.5	$677.0	$136.7
Logistics	16.0	11.9	35.0	25.9
Total Operating Income	377.9	98.4	712.0	162.6
Interest expense, net	(5.1)	(5.7)	(17.9)	(22.5)
Other income (expense), net	1.8	2.4	4.7	4.5
Income before Income Taxes	374.6	95.1	698.8	144.6
Income taxes	(91.4)	(24.2)	(165.9)	(37.1)
Net Income	$283.2	$70.9	$532.9	$107.5
(1)	Ocean Transportation operating revenue excludes inter-segment revenue of $21.8 million and $22.4 million for the three months ended September 30, 2021 and 2020, and $55.6 million and $43.7 million for the nine months ended September 30, 2021 and 2020, respectively.
(2)	Logistics operating revenue excludes inter-segment revenue of $36.0 million and $17.8 million for the three months ended September 30, 2021 and 2020, and $84.9 million and $40.1 million for the nine months ended September 30, 2021 and 2020, respectively.
(3)	Ocean Transportation segment information includes $13.0 million and $7.7 million of equity in income from the Company’s equity investment in SSAT for the three months ended September 30, 2021 and 2020, and $35.0 million and $15.4 million for the nine months ended September 30, 2021 and 2020, respectively.

4.          PROPERTY AND EQUIPMENT

Property and equipment as of September 30, 2021 and December 31, 2020 consisted of the following:

	September 30,	December 31,
(In millions)	2021	2020
Cost:
Vessels	$2,323.8	$2,191.6
Containers and equipment	611.7	572.3
Terminal facilities and other property	120.2	119.8
Construction in progress	52.7	28.6
Total Property and Equipment	3,108.4	2,912.3
Less: Accumulated Depreciation	(1,281.6)	(1,222.4)
Total Property and Equipment, net	$1,826.8	$1,689.9

5.          GOODWILL AND INTANGIBLES

Goodwill by segment as of September 30, 2021 and December 31, 2020 consisted of the following:

	Ocean
(In millions)	Transportation	Logistics	Total
Goodwill	$222.6	$105.2	$327.8

Intangible assets as of September 30, 2021 and December 31, 2020 consisted of the following:

	September 30,	December 31,
(In millions)	2021	2020
Customer Relationships:
Ocean Transportation	$140.6	$140.6
Logistics	90.1	90.1
Total	230.7	230.7
Less: Accumulated Amortization	(74.2)	(66.0)
Total Customer Relationships, net	156.5	164.7
Trade name – Logistics	27.3	27.3
Total Intangible Assets, net	$183.8	$192.0

The Company evaluates its goodwill and intangible assets for possible impairment in the fourth quarter, or whenever events or changes in circumstances indicate that it is more likely than not that the fair value is less than its carrying amount. The Company has reporting units within the Ocean Transportation and Logistics reportable segments. The Company considered the general economic and market conditions due to the COVID-19 pandemic and its impact on the performance of each of the Company’s reporting units. Based on the Company’s assessment of its market capitalization, future forecasts and the amount of excess of fair value over the carrying value of the reporting units in the 2020 annual impairment tests, the Company concluded that an impairment triggering event did not occur during the quarter ended September 30, 2021.

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

6.          DEBT

As of September 30, 2021 and December 31, 2020, the Company’s debt consisted of the following:

	September 30,	December 31,
(In millions)	2021	2020
Private Placement Term Loans:
3.66%, payable through 2023	$18.2	$22.8
4.16%, payable through 2027	31.4	34.0
3.37%, payable through 2027	75.0	75.0
3.14%, payable through 2031	151.2	169.6
4.31%, payable through 2032	26.7	27.9
Title XI Debt:
5.34%, payable through 2028	15.4	17.6
5.27%, payable through 2029	17.6	19.8
1.22%, payable through 2043	178.0	182.0
1.35%, payable through 2044	133.7	139.6
Revolving credit facility, maturity date of March 31, 2026	—	71.8
Total Debt	647.2	760.1
Less: Current portion	(65.0)	(59.2)
Total Long-term Debt	582.2	700.9
Less: Deferred loan fees	(14.7)	(15.3)
Total Long-term Debt, net of deferred loan fees	$567.5	$685.6

Except as described below, the Company’s debt is described in Note 8 to the Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020 and in Note 6 to the Condensed Consolidated Financial Statements included in the Company’s Quarterly Report on Form 10-Q for the three months ended March 31, 2021.

Revolving Credit Facility: As of September 30, 2021, the Company had $641.9 million of remaining borrowing availability under the revolving credit facility. The Company used $8.1 million of the sublimit for letters of credit outstanding as of September 30, 2021. Although there were no outstanding borrowings under the facility at September 30, 2021, based on the Company’s consolidated net leverage ratio, which stipulates borrowing margins, the interest rate applicable to the revolving credit facility would have been approximately 1.10 percent at September 30, 2021. Borrowings under the revolving credit facility are classified as long-term debt in the Condensed Consolidated Balance Sheets, as principal payments are not required until the maturity date.

Debt Security and Guarantees: All of the debt of the Company and MatNav, including related guarantees, as of September 30, 2021 was unsecured, except for the Title XI debt.

Debt Maturities: As of September 30, 2021, debt maturities during the next five years and thereafter are as follows:

As of
Year (in millions)	September 30, 2021
Remainder of 2021	$18.1
2022	65.0
2023	60.4
2024	51.7
2025	51.7
Thereafter	400.3
Total Debt	$647.2

7.          LEASES

The Company’s leases are described in Note 9 to the Consolidated Financial Statements included in Part II, Item 8 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2020.

Components of Lease Cost: Components of lease cost recorded in the Company’s Condensed Consolidated Statement of Income and Comprehensive Income for the three and nine months ended September 30, 2021 and 2020 consisted of the following:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In millions)	2021	2020	2021	2020
Operating lease cost	$26.7	$20.0	$79.4	$60.5
Short-term lease cost	0.1	4.4	2.9	6.9
Variable lease cost	0.1	0.2	0.5	0.6
Total lease cost	$26.9	$24.6	$82.8	$68.0

Sale and Leaseback of Equipment: There were no sale and leaseback transactions during the three and nine months ended September 30, 2021. During the three months ended March 31, 2020, the Company entered into an agreement for the sale and leaseback of multiple tranches of chassis and container equipment. The net proceeds from the sales were $14.3 million, and the gain on the disposal of the equipment was not material to the Company’s Condensed Consolidated Financial Statements. The Company subsequently leased back the equipment under a five-year operating lease agreement that includes purchase options exercisable at fair market value. There were no sale and leaseback transactions during the three months ended June 30, 2020 and September 30, 2020.

Termination of Vessel Charter: On July 7, 2021, a wholly-owned subsidiary of the Company entered into an agreement to terminate a Bareboat Charter Agreement (the “Charter”) on the vessel, Maunalei, for $95.8 million thereby acquiring the vessel. The Company paid the termination payment with a combination of cash on hand and borrowing on the revolving credit facility. The Company derecognized the related right-of-use (“ROU”) asset of $27.4 million and ROU liability of $28.5 million, and increased property and equipment by $94.7 million, net. Concurrent with the termination of the Charter, the Company was released from obligations under a Guaranty related to the Charter.

8.          ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

Changes in accumulated other comprehensive income (loss) by component, net of tax, for the nine months ended September 30, 2021 consisted of the following:

					Accumulated
		Post-	Non-		Other
	Pension	Retirement	Qualified		Comprehensive
(In millions)	Benefits	Benefits	Plans	Other	Income (Loss)
Balance at December 31, 2020	$(61.7)	$12.2	$(0.6)	$(0.7)	$(50.8)
Amortization of prior service cost	(0.4)	(0.7)	—	—	(1.1)
Amortization of net loss	0.9	0.2	0.1	—	1.2
Foreign currency exchange	—	—	—	(0.2)	(0.2)
Balance at March 31, 2021	(61.2)	11.7	(0.5)	(0.9)	(50.9)
Amortization of prior service cost	(0.4)	(0.7)	(0.1)	—	(1.2)
Amortization of net loss	1.0	0.3	—	—	1.3
Foreign currency exchange	—	—	—	(0.1)	(0.1)
Other adjustments	—	—	—	0.2	0.2
Balance at June 30, 2021	(60.6)	11.3	(0.6)	(0.8)	(50.7)
Amortization of prior service cost	(0.5)	(0.6)	—	—	(1.1)
Amortization of net loss	1.0	—	—	—	1.0
Foreign currency exchange	—	—	—	(0.1)	(0.1)
Balance at September 30, 2021	$(60.1)	$10.7	$(0.6)	$(0.9)	$(50.9)

Changes in accumulated other comprehensive income (loss) by component, net of tax, for the nine months ended September 30, 2020 consisted of the following:

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

The carrying value and fair value of the Company’s financial instruments as of September 30, 2021 and December 31, 2020 are as follows:

			Quoted Prices in	Significant	Significant
	Total		Active Markets	Observable	Unobservable
	Carrying Value	Total	(Level 1)	Inputs (Level 2)	Inputs (Level 3)

(In millions)	September 30, 2021	Fair Value Measurements at September 30, 2021
Cash and cash equivalents	$75.9	$75.9	$75.9	$—	$—
Restricted cash	$5.3	$5.3	$5.3	$—	$—
Variable rate debt	$—	$—	$—	$—	$—
Fixed rate debt	$647.2	$636.0	$—	$636.0	$—

(In millions)	December 31, 2020	Fair Value Measurements at December 31, 2020
Cash and cash equivalents	$14.4	$14.4	$14.4	$—	$—
Restricted cash	$5.3	$5.3	$5.3	$—	$—
Variable rate debt	$71.8	$71.8	$—	$71.8	$—
Fixed rate debt	$688.3	$686.7	$—	$686.7	$—

10.          EARNINGS PER SHARE

Basic earnings per share is determined by dividing net income by the weighted average common shares outstanding during the period. The calculation of diluted earnings per share includes the dilutive effect of unexercised non-qualified stock options and non-vested restricted stock units. The computation of weighted average common shares outstanding excluded a nominal amount of anti-dilutive non-qualified stock options for each period ended September 30, 2021 and 2020.

The computations for basic and diluted earnings per share for the three and nine months ended September 30, 2021 and 2020 are as follows:

	Three Months Ended September 30, 2021			Nine Months Ended September 30, 2021
		Weighted	Per		Weighted	Per
		Average	Common		Average	Common
	Net	Common	Share	Net	Common	Share
(In millions, except per share amounts)	Income	Shares	Amount	Income	Shares	Amount
Basic	$283.2	42.9	$6.60	$532.9	43.3	$12.31
Effect of Dilutive Securities		0.5	(0.07)		0.4	(0.12)
Diluted	$283.2	43.4	$6.53	$532.9	43.7	$12.19

	Three Months Ended September 30, 2020			Nine Months Ended September 30, 2020
		Weighted	Per		Weighted	Per
		Average	Common		Average	Common
	Net	Common	Share	Net	Common	Share
(In millions, except per share amounts)	Income	Shares	Amount	Income	Shares	Amount
Basic	$70.9	43.1	$1.65	$107.5	43.0	$2.50
Effect of Dilutive Securities		0.4	(0.02)		0.4	(0.02)
Diluted	$70.9	43.5	$1.63	$107.5	43.4	$2.48

11.          SHARE-BASED COMPENSATION

During the three and nine months ended September 30, 2021, the Company granted approximately 900 and 238,400 in total of time-based restricted stock units and performance-based shares to certain of its employees at a weighted average grant date fair value of $75.07 and $68.39 per share, respectively.

Total share-based compensation cost recognized in the Condensed Consolidated Statements of Income and Comprehensive Income as a component of selling, general and administrative expenses was $4.7 million and $5.9 million for the three months ended September 30, 2021 and 2020, and $14.2 million and $12.0 million for the nine months ended September 30, 2021 and 2020, respectively. Total unrecognized compensation cost related to unvested share-based compensation arrangements was $25.8 million at September 30, 2021, and is expected to be recognized over a weighted average period of approximately 1.7 years. Total unrecognized compensation cost may be adjusted for any unearned performance shares or forfeited shares.

12.          PENSION AND POST-RETIREMENT PLANS

The Company’s pension and post-retirement plans are described in Note 11 to the Consolidated Financial Statements included in Part II, Item 8 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2020. Components of net periodic benefit cost and other amounts recognized in Other Comprehensive Income (Loss) for the qualified pension plans and the post-retirement benefit plans for the three and nine months ended September 30, 2021 and 2020 consisted of the following:

	Pension Benefits		Post-retirement Benefits
	Three Months Ended September 30,		Three Months Ended September 30,
(In millions)	2021	2020	2021	2020
Components of net periodic benefit cost (benefit):
Service cost	$1.3	$1.3	$0.2	$0.1
Interest cost	1.4	2.1	0.1	0.2
Expected return on plan assets	(3.5)	(3.9)	—	—
Amortization of net loss	1.3	0.5	0.1	0.1
Amortization of prior service credit	(0.6)	(0.6)	(0.9)	(1.0)
Net periodic benefit cost (benefit)	$(0.1)	$(0.6)	$(0.5)	$(0.6)

	Pension Benefits		Post-retirement Benefits
	Nine Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2021	2020	2021	2020
Components of net periodic benefit cost (benefit):
Service cost	$3.6	$3.8	$0.5	$0.4
Interest cost	4.6	5.9	0.5	0.6
Expected return on plan assets	(10.8)	(10.4)	—	—
Amortization of net loss	3.8	3.4	0.7	0.4
Amortization of prior service credit	(1.7)	(1.8)	(2.7)	(2.8)
Net periodic benefit cost (benefit)	$(0.5)	$0.9	$(1.0)	$(1.4)

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

This report, and other statements that the Company may make, may contain forward-looking statements with respect to the Company’s future financial, business or ESG performance, strategies or expectations. Forward-looking statements are typically identified by words or phrases such as “trend,” “potential,” “opportunity,” “pipeline,” “believe,” “comfortable,” “expect,” “anticipate,” “current,” “intention,” “estimate,” “position,” “assume,” “outlook,” “continue,” “remain,” “maintain,” “sustain,” “seek,” “achieve,” “design,” “goal,” “plan,” or similar expressions, or future or conditional verbs such as “will,” “would,” “should,” “could,” “may” or similar expressions.

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

THIRD QUARTER 2021 DISCUSSION AND UPDATE ON BUSINESS CONDITIONS

Ocean Transportation: The Company’s container volume in the Hawaii service in the third quarter 2021 was 11.5 percent higher year-over-year. The increase was primarily due to higher retail and hospitality-related demand due to the continued rebound in tourism and the Hawaii economy compared to the pandemic-reduced volume in the year ago period. Volume in the third quarter 2020 was negatively impacted by the state’s COVID-19 mitigation efforts, including restrictions on tourism. Domestic visitor travel to the state remained strong throughout much of the third quarter 2021 until the end of the quarter when the state’s efforts to address the spread of the COVID-19 Delta variant, including the Governor’s request to defer travel plans, led to a softening in airline passenger traffic. As a result, we experienced a modest negative impact in freight demand late in the quarter. In the near-term, the Hawaii economy may experience a brief slowdown as a result of the state’s response to the COVID-19 Delta variant and the related impacts on tourism trends. In late October, the Governor announced that non-essential travel to the state can resume on November 1, 2021.

In China, the Company’s container volume in the third quarter 2021 increased 21.7 percent year-over-year. The increase was primarily due to volume from the China-California Express (“CCX”) service and volume from an extra loader. The total number of eastbound voyages in the China service increased by six year-over-year of which five were from CCX voyages and one from an extra loader. Volume demand in the quarter was driven by e-commerce, garments and other goods. Matson continued to realize a significant rate premium in the third quarter 2021 and achieved average freight rates that were considerably higher than in the year ago period. Currently, supply chain congestion continues in the Transpacific tradelane with the combination of ongoing elevated consumption trends, inventory restocking, and bottlenecks at critical points for both ocean and overland transportation. We expect these conditions to remain largely in place at least through mid-year 2022.

In Guam, the Company’s container volume in the third quarter 2021 increased 14.6 percent year-over-year primarily due to higher retail-related demand compared to the pandemic-reduced volume in the year ago period. The economic recovery trajectory in Guam continues to remain uncertain as the economy recovers slowly and tourism remains constrained.

In Alaska, the Company’s container volume for the third quarter 2021 increased 10.7 percent year-over-year due to

(i) the addition of volume from the Alaska-Asia Express, (ii) higher northbound volume primarily due to an additional sailing and higher retail-related demand, and (iii) higher southbound volume. In the near-term, we expect improving economic trends in Alaska, but the recovery’s trajectory continues to remain uncertain.

The contribution in the third quarter 2021 from the Company’s SSAT joint venture investment was $13.0 million, or $5.3 million higher than the third quarter 2020. The increase was primarily driven by higher lift volume.

Logistics: In the third quarter 2021, operating income for the Company’s Logistics segment was $16.0 million, or $4.1 million higher compared to the level achieved in the third quarter 2020. The increase was due primarily to higher contributions from supply chain management and transportation brokerage as a result of elevated goods consumption, inventory restocking and favorable supply and demand fundamentals in our core markets.

CONSOLIDATED RESULTS OF OPERATIONS

Consolidated Results - Three months ended September 30, 2021 compared with 2020:

	Three Months Ended September 30,
(Dollars in millions, except per share amounts)	2021	2020	Change
Operating revenue	$1,071.6	$645.2	$426.4	66.1%
Operating costs and expenses	(693.7)	(546.8)	(146.9)	26.9%
Operating income	377.9	98.4	279.5	284.0%
Interest expense	(5.1)	(5.7)	0.6	(10.5)%
Other income (expense), net	1.8	2.4	(0.6)	(25.0)%
Income before income taxes	374.6	95.1	279.5	293.9%
Income taxes	(91.4)	(24.2)	(67.2)	277.7%
Net income	$283.2	$70.9	$212.3	299.4%
Basic earnings per share	$6.60	$1.65	$4.95	300.0%
Diluted earnings per share	$6.53	$1.63	$4.90	300.6%

Changes in operating revenue, and operating costs and expenses are further described below in the Analysis of Operating Revenue and Income by Segment.

The decrease in interest expense for the three months ended September 30, 2021, compared to the three months ended September 30, 2020, was due to lower outstanding debt during the period.

Other income (expense) relates to the amortization of certain components of net periodic benefit costs or gains related to the Company’s pension and post-retirement plans.

Income tax expense was $91.4 million or 24.4 percent of income before income taxes for the three months ended September 30, 2021, compared to $24.2 million or 25.4 percent of income before income taxes for the three months ended September 30, 2020. The effective tax rate for the three months ended September 30, 2021 was lower than the effective tax rate for the three months ended September 30, 2020 due to the impact of state taxes that lowered the effective tax rate for the current period.

Consolidated Results - Nine months ended September 30, 2021 compared with 2020:

	Nine Months Ended September 30,
(Dollars in millions, except per share amounts)	2021	2020	Change
Operating revenue	$2,658.3	$1,683.2	$975.1	57.9%
Operating costs and expenses	(1,946.3)	(1,520.6)	(425.7)	28.0%
Operating income	712.0	162.6	549.4	337.9%
Interest expense	(17.9)	(22.5)	4.6	(20.4)%
Other income (expense), net	4.7	4.5	0.2	4.4%
Income before income taxes	698.8	144.6	554.2	383.3%
Income taxes	(165.9)	(37.1)	(128.8)	347.2%
Net income	$532.9	$107.5	$425.4	395.7%
Basic earnings per share	$12.31	$2.50	$9.81	392.4%
Diluted earnings per share	$12.19	$2.48	$9.71	391.5%

Changes in operating revenue, and operating costs and expenses are further described below in the Analysis of Operating Revenue and Income by Segment.

The decrease in interest expense for the nine months ended September 30, 2021, compared to the nine months ended September 30, 2020, was due to a lower outstanding debt during the period.

Other income (expense) relates to the amortization of certain components of net periodic benefit costs or gains related to the Company’s pension and post-retirement plans.

Income tax expense was $165.9 million or 23.7 percent of income before income taxes for the nine months ended September 30, 2021, compared to $37.1 million or 25.7 percent of income before income taxes for the nine months ended September 30, 2020. The effective tax rate for the nine months ended September 30, 2021 was lower than the effective tax rate for the nine months ended September 30, 2020 as it benefitted from discrete adjustments related to the release of the valuation allowance against the Company’s foreign income tax net operating losses and stock compensation that lowered the effective tax rate for the current period.

ANALYSIS OF OPERATING REVENUE AND INCOME BY SEGMENT

Ocean Transportation Operating Results - Three months ended September 30, 2021 compared with 2020:

	Three Months Ended September 30,
(Dollars in millions)	2021	2020	Change
Ocean Transportation revenue	$863.5	$498.3	$365.2	73.3%
Operating costs and expenses	(501.6)	(411.8)	(89.8)	21.8%
Operating income	$361.9	$86.5	$275.4	318.4%
Operating income margin	41.9%	17.4%

Volume (Forty-foot equivalent units (FEU), except for automobiles) (1)
Hawaii containers	40,600	36,400	4,200	11.5%
Hawaii automobiles	12,600	12,900	(300)	(2.3)%
Alaska containers	21,800	19,700	2,100	10.7%
China containers	46,500	38,200	8,300	21.7%
Guam containers	5,500	4,800	700	14.6%
Other containers (2)	5,400	4,600	800	17.4%
(1)	Approximate volumes included for the period are based on the voyage departure date, but revenue and operating income are adjusted to reflect the percentage of revenue and operating income earned during the reporting period for voyages in transit at the end of each reporting period.
(2)	Includes containers from services in various islands in Micronesia and the South Pacific, and Okinawa, Japan.

Ocean Transportation revenue increased $365.2 million, or 73.3 percent, during the three months ended September 30, 2021, compared with the three months ended September 30, 2020. The increase was primarily due to higher revenue in China, higher fuel-related surcharge revenue, and higher revenue in Hawaii and Alaska.

On a year-over-year FEU basis, Hawaii container volume increased 11.5 percent primarily due to higher retail and hospitality-related demand due to the continued rebound in tourism and the Hawaii economy compared to the volume in the year ago period, which was negatively impacted by the state’s COVID-19 mitigation efforts, including restrictions on tourism; Alaska volume increased 10.7 percent due to the addition of volume from the Alaska-Asia Express, higher northbound volume primarily due to an additional sailing and higher retail-related demand, and higher southbound volume; China volume was 21.7 percent higher primarily due to CCX volume and volume from an extra loader; Guam volume was 14.6 percent higher primarily due to higher retail-related demand; and Other containers volume increased 17.4 percent primarily due to higher volume in Okinawa.

Ocean Transportation operating income increased $275.4 million during the three months ended September 30, 2021, compared with the three months ended September 30, 2020. The increase was primarily due to a higher contribution from China.

The Company’s SSAT terminal joint venture investment contributed $13.0 million during the three months ended September 30, 2021, compared to a contribution of $7.7 million during the three months ended September 30, 2020. The increase was primarily driven by higher lift volume.

Ocean Transportation Operating Results - Nine months ended September 30, 2021 compared with 2020:

	Nine Months Ended September 30,
(Dollars in millions)	2021	2020	Change
Ocean Transportation revenue	$2,106.9	$1,310.0	$796.9	60.8%
Operating costs and expenses	(1,429.9)	(1,173.3)	(256.6)	21.9%
Operating income	$677.0	$136.7	$540.3	395.2%
Operating income margin	32.1%	10.4%

Volume (Forty-foot equivalent units (FEU), except for automobiles) (1)
Hawaii containers	116,100	108,100	8,000	7.4%
Hawaii automobiles	36,000	34,400	1,600	4.7%
Alaska containers	58,800	55,000	3,800	6.9%
China containers	131,200	78,500	52,700	67.1%
Guam containers	16,200	13,900	2,300	16.5%
Other containers (2)	14,600	12,600	2,000	15.9%
(1)	Approximate volumes included for the period are based on the voyage departure date, but revenue and operating income are adjusted to reflect the percentage of revenue and operating income earned during the reporting period for voyages in transit at the end of each reporting period.
(2)	Includes containers from services in various islands in Micronesia and the South Pacific, and Okinawa, Japan.

Ocean Transportation revenue increased $796.9 million, or 60.8 percent, during the nine months ended September 30, 2021, compared with the nine months ended September 30, 2020. The increase was primarily due to higher revenue in China and Hawaii, higher fuel-related surcharge revenue and higher revenue in Alaska.

On a year-over-year FEU basis, Hawaii container volume increased 7.4 percent primarily due to higher retail and hospitality-related demand due to the reopening of the Hawaii economy compared to the negatively impacted volume in the year ago period as a result of the pandemic and the state’s COVID-19 mitigation efforts, partially offset by volume associated with the dry-docking of a competitor’s vessel in the second quarter of last year; Alaska volume increased by 6.9 percent due to higher northbound volume primarily due to higher retail-related demand compared to the negatively impacted volume in the year ago period as a result of the pandemic and the state’s COVID-19 mitigation efforts, higher southbound volume, and the addition of volume from the Alaska-Asia Express service; China volume was 67.1 percent higher primarily due to incremental volume from the CLX+ service, higher volume on the CLX service as a result of increased capacity in the tradelane, and the addition of volume from the CCX service; Guam volume was 16.5 percent higher primarily due to higher retail-related demand compared to the negatively impacted volume in the year ago period as a result of the pandemic and the island’s COVID-19 mitigation measures; and Other container volume increased 15.9 percent primarily due to higher volume in Okinawa.

Ocean Transportation operating income increased $540.3 million during the nine months ended September 30, 2021, compared with the nine months ended September 30, 2020. The increase was primarily due to a higher contribution from China.

The Company’s SSAT terminal joint venture investment contributed $35.0 million during the nine months ended September 30, 2021, compared to a contribution of $15.4 million during the nine months ended September 30, 2020. The increase was primarily driven by higher lift volume.

Logistics Operating Results: Three months ended September 30, 2021, compared with 2020:

	Three Months Ended September 30,
(Dollars in millions)	2021	2020	Change
Logistics revenue	$208.1	$146.9	$61.2	41.7%
Operating costs and expenses	(192.1)	(135.0)	(57.1)	42.3%
Operating income	$16.0	$11.9	$4.1	34.5%
Operating income margin	7.7%	8.1%

Logistics revenue increased $61.2 million, or 41.7 percent, during the three months ended September 30, 2021, compared with the three months ended September 30, 2020. The increase was primarily due to higher transportation brokerage and supply chain management revenue.

Logistics operating income increased $4.1 million, or 34.5 percent, for the three months ended September 30, 2021, compared with the three months ended September 30, 2020. The increase was primarily due to higher contributions from supply chain management and transportation brokerage.

Logistics Operating Results: Nine months ended September 30, 2021, compared with 2020:

	Nine Months Ended September 30,
(Dollars in millions)	2021	2020	Change
Logistics revenue	$551.4	$373.2	$178.2	47.7%
Operating costs and expenses	(516.4)	(347.3)	(169.1)	48.7%
Operating income	$35.0	$25.9	$9.1	35.1%
Operating income margin	6.3%	6.9%

Logistics revenue increased $178.2 million, or 47.7 percent, during the nine months ended September 30, 2021, compared with the nine months ended September 30, 2020. The increase was primarily due to higher transportation brokerage and supply chain management revenue.

Logistics operating income increased $9.1 million, or 35.1 percent, for the nine months ended September 30, 2021, compared with the nine months ended September 30, 2020. The increase was due primarily to higher contributions from transportation brokerage, supply chain management, and freight forwarding.

LIQUIDITY AND CAPITAL RESOURCES

Sources of liquidity available to the Company as of September 30, 2021, compared to December 31, 2020 were as follows:

Cash, Cash Equivalents, Restricted Cash and Accounts Receivable: Cash and cash equivalents, restricted cash and accounts receivable as of September 30, 2021, compared to December 31, 2020 were as follows:

	September 30,	December 31,
(In millions)	2021	2020	Change
Cash and cash equivalents	$75.9	$14.4	$61.5
Restricted cash	$5.3	$5.3	$—
Accounts receivable, net (1)	$328.6	$253.4	$75.2
(1)	As of September 30, 2021 and December 31, 2020, $1.8 million and $1.7 million of eligible accounts receivable were assigned to the CCF, respectively.

Changes in the Company’s cash, cash equivalents and restricted cash for the nine months ended September 30, 2021, compared to the nine months ended September 30, 2020 were as follows:

	Nine Months Ended September 30,
(In millions)	2021	2020	Change
Net cash provided by operating activities (1)	$583.3	$270.8	$312.5
Net cash used in investing activities (2)	(242.5)	(95.6)	(146.9)
Net cash used in financing activities (3)	(279.3)	(187.9)	(91.4)
Net increase (decrease) in cash, cash equivalents and restricted cash	61.5	(12.7)	74.2
Cash, cash equivalents and restricted cash, beginning of the period	19.7	28.4	(8.7)
Cash, cash equivalents and restricted cash, end of the period	$81.2	$15.7	$65.5

(1) Change in net cash provided by operating activities:

Changes in net cash provided by operating activities for the nine months ended September 30, 2021, compared to the nine months ended September 30, 2020, were due to the following:

(In millions)	Change
Net income	$425.4
Amortization of operating lease right of use assets	20.8
Depreciation and amortization	16.4
Non-cash deferred income taxes	(3.2)
Other non-cash related changes, net	0.6
Income and distributions from SSAT, net	(10.6)
Accounts receivable, net	(46.3)
Prepaid expenses and other assets	(66.3)
Accounts payable, accruals and other liabilities	6.2
Operating lease liabilities	(18.4)
Deferred dry-docking payments	(14.7)
Deferred dry-docking amortization	0.2
Other long-term liabilities	2.4
Total	$312.5

Income and cash distributions from SSAT was $35.0 million and $46.9 million for the nine months ended September 30, 2021, respectively, compared to $15.4 million and $37.9 million for the nine months ended September 30, 2020. The change in income and cash distributions was due to greater levels of operating profits generated by SSAT during the nine months ended September 30, 2021 as compared to the same prior year period. Changes in accounts receivable were primarily due to increased levels of revenues, and the timing of collections associated with those receivables. Changes in prepaid expenses and other assets were primarily due to increased prepaid fuel and other operating related costs, primarily due to increased levels of operations, and prepaid income taxes, primarily due to increased levels of earnings for the nine months ended September 30, 2021, as compared to the same prior year period. Changes in accounts payable, accruals and other liabilities were primarily due to increased levels of operating costs and the timing of payments associated with those liabilities. Deferred dry-docking payments for the nine months ended September 30, 2021 were $25.8 million, compared to $11.1 million for the nine months ended September 30, 2020. The increase in deferred dry-docking payments was due to an increase in dry-dock related activity during the nine months ended September 30, 2021 as compared to the same prior year period.

(2) Change in net cash used in investing activities:

Changes in net cash used in investing activities for the nine months ended September 30, 2021, compared to the nine months ended September 30, 2020, were due to the following:

(In millions)	Change
Cash deposits into CCF	$65.9
Withdrawals from CCF	(65.9)
Other capital expenditures	(191.2)
Capitalized vessel construction expenditures	57.8
Proceeds from disposal of property and equipment, net	(13.5)
Total	$(146.9)

Capitalized vessel construction expenditures (including capitalized interest) were $57.8 million for the nine months ended September 30, 2020. There were no capitalized vessel construction expenditures during the nine months ended September 30, 2021 due to the completion of the Company’s fleet renewal program in 2020. Changes in cash deposits into CCF and withdrawals from CCF primarily relate to the timing of when deposits are made into the CCF, and when the subsequent withdrawals are made out of the CCF for the purposes of vessel construction progress payments. Other capital expenditures payments were $244.7 million for the nine months ended September 30, 2021, compared to $53.5 million for the nine months ended September 30, 2020. During the nine months ended September 30, 2021, the Company increased its acquisition of containers, chassis and other terminal equipment, as compared to the same prior year period, primarily driven by the increased level of operating activities. The increase in other capital expenditure payments was also due to the repurchase of Maunalei for $95.8 million, repurchase of other leased equipment, installation of scrubbers on certain vessels, and the timing of certain capital project activities incurred during 2021 as compared to 2020. The decrease in proceeds from disposal of property and equipment was primarily due to the sale and leaseback of chassis and container equipment for net proceeds of $14.3 million during the nine months ended September 30, 2020. There were no sale and leaseback transactions during the nine months ended September 30, 2021.

(3) Change in net cash used in financing activities:

Changes in net cash used in financing activities for the nine months ended September 30, 2021, compared to the nine months ended September 30, 2020, were due to the following:

(In millions)	Change
Proceeds received from issuance of fixed interest debt	$(325.5)
Repayments of fixed interest debt	163.1
Repayments and borrowings under revolving credit facility, net	184.3
Repurchase of Matson common stock	(115.7)
Payment of financing costs	15.5
Tax withholding related to net share settlements of restricted stock units	(8.8)
Dividends paid	(4.2)
Change in other payments, net	(0.1)
Total	$(91.4)

During the nine months ended September 30, 2021, the Company paid $41.1 million in scheduled fixed debt payments, compared to $34.7 million in scheduled fixed debt payments and redeemed debt at par of $169.5 million during the nine months ended September 30, 2020. During the nine months ended September 30, 2021, the Company decreased net borrowings under the revolving credit facility by $71.8 million, compared to a $256.1 million decrease during the nine months ended September 30, 2020. During the nine months ended September 30, 2021, the Company paid $3.0 million in financing costs, compared to $18.5 million paid during the nine months ended September 30, 2020, related to amendments of its revolving credit facility, private placement term loans and Title XI debt. During the nine months ended September 30, 2021, the Company paid $14.4 million in taxes related to vested restricted stock units, compared to $5.6 million for the nine months ended September 30, 2020. The increase in taxes was primarily due to the increase of the Company’s stock price as of the vesting date of the restricted stock units. During the nine months ended September 30, 2021, the Company paid $33.3 million in dividends, compared to $29.1 million during the nine months ended September 30, 2020. The increase in dividend payments resulted from an increase in dividends declared per share of common stock by the Company. During the nine months ended September 30, 2021, the Company paid $115.7 million for the repurchase of Matson common stock. There was no stock repurchase activity during the prior year.

Debt: Total Debt as of September 30, 2021 and December 31, 2020 is as follows:

	September 30,	December 31,
(In millions)	2021	2020	Change
Revolving credit facility	$—	$71.8	$(71.8)
Fixed interest debt	647.2	688.3	(41.1)
Total Debt	$647.2	$760.1	$(112.9)

Total Debt decreased by $112.9 million during the nine months ended September 30, 2021. The decrease in the Company’s outstanding revolving credit borrowings was primarily due to the increase in net cash provided by operating activities during that same period. The decrease in fixed interest debt was due to the scheduled repayments of private placement term loans and Title XI debt during the nine months ended September 30, 2021.

As of September 30, 2021, the Company had $641.9 million of remaining borrowing availability under the revolving credit facility, with a maturity date of March 31, 2026. The Company’s debt is described in Note 6 of Part I, Item 1 above.

Working Capital: The Company had a working capital deficit of $65.6 million and $205.6 million at September 30, 2021 and December 31, 2020, respectively. The Company manages its working capital needs through the use of borrowings on its revolving credit facility which can be received on short notice. The decrease in working capital deficit at September 30, 2021 is primarily due to the increase in cash flow generated from operating activities during the nine months ended September 30, 2021, compared to the nine months ended September 30, 2020. Working capital is also impacted by the timing of collections associated with accounts receivable and other assets, and the timing of payments associated with accounts payable, accruals, income taxes and other liabilities.

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

OTHER MATTERS

The Company’s third quarter 2021 cash dividend of $0.30 per share was paid on September 2, 2021. On October 28, 2021, the Company’s Board of Directors declared a cash dividend of $0.30 per share payable on December 2, 2021.

From October 1, 2021 through November 2, 2021, Matson repurchased an additional 0.4 million shares for a total cost of $33.1 million. As of November 2, 2021, the Company had approximately 1.1 million shares remaining on its share repurchase program.

In early November, the Company announced short, medium and long-term goals designed to significantly reduce its impact on climate change by lowering the Company’s greenhouse gas emissions. To help meet these goals, the Company plans to install tanks, piping and other equipment on Daniel K. Inouye, its first Aloha Class vessel, to operate its dual fuel engine on liquefied natural gas (“LNG”) as originally designed. The installation is expected to take approximately five months to complete and is scheduled to begin during the first quarter of 2023, at an estimated cost of approximately $35 million. The Company is actively considering further LNG installations on Kaimana Hila and the two Kanaloa Class vessels (Lurline and Matsonia). In addition, the Company plans to re-engine Manukai to operate on both LNG and conventional fuels at an estimated cost of approximately $60 million. The Company is continuing to evaluate different initiatives to increase efficiency and lower emissions. For more information about risks and uncertainties associated with the Company’s greenhouse gas emissions reduction goals, please see Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Forward-Looking Statements.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures.

The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this report. Based on such evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that, as of September 30, 2021, the Company’s disclosure controls and procedures are effective.

Changes in Internal Control Over Financial Reporting.

Except described below, there were no changes in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the three months ended September 30, 2021, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(c) Purchases of Equity Securities by the Issuer and Affiliated Purchases.

The following is the summary of Matson shares that were repurchased under the Company’s share repurchase program during the three months ended September 30, 2021:

			Total Number of	Maximum Number
			Shares Purchased	of Shares that May
	Total Number of		as Part of Publicly	Be Purchased
	Shares	Average Price	Announced Plans or	Under the Plans or
Period	Purchased	Paid Per Share	Programs (1)	Programs
July 1 – 31, 2021	—	$—	—	—
August 1 – 31, 2021	964,446	$75.08	964,446	2,035,554
September 1 – 30, 2021	514,978	$83.94	514,978	1,520,576
Total	1,479,424	$78.16	1,479,424
(1)	On June 24, 2021, the Company announced that Matson’s Board of Directors had approved a share repurchase program of up to 3.0 million shares of common stock from August 3, 2021 through August 2, 2024. Shares will be repurchased in the open market from time to time, and may be made pursuant to a trading plan in accordance with Rule 10b5-1 of the Security Exchange Act of 1934.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

10.1*	Amended and Restated Matson, Inc. 2016 Incentive Compensation Plan (incorporated by reference to Exhibit 99.1 of Matson’s Form S-8 dated July 30, 2021).

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934.

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350.

101.INS	XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted in Inline XBRL and included as Exhibit 101).

*            Indicates management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MATSON, INC.
(Registrant)

Date: November 4, 2021	/s/ Joel M. Wine
Joel M. Wine
Executive Vice President and
Chief Financial Officer

Date: November 4, 2021	/s/ Kevin L. Stuck
Kevin L. Stuck
Vice President and Controller
(principal accounting officer)