Form 10-K
period 2021-12-31
Matson, Inc.
filed 2022-02-25
CIK 3453

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2021

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

Aggregate market value of Common Stock held by non-affiliates at June 30, 2021:

$2,723,664,704

Number of shares of Common Stock outstanding at February 18, 2022:

40,878,795

Documents Incorporated By Reference

The following document is incorporated by reference in Part III of the Annual Report on Form 10-K to the extent described therein: Proxy statement for the annual meeting of shareholders of Matson, Inc. to be held April 28, 2022.

i

MATSON, INC.

FORM 10-K

Annual Report for the Fiscal Year

Ended December 31, 2021

PART I

ITEM 1. BUSINESS

A.	COMPANY OVERVIEW

Matson, Inc., a holding company incorporated in the State of Hawaii, and its subsidiaries (“Matson” or the “Company”), is a leading provider of ocean transportation and logistics services. The Company consists of two segments, Ocean Transportation and Logistics.

Ocean Transportation: Matson’s Ocean Transportation business is conducted through Matson Navigation Company, Inc. (“MatNav”), a wholly-owned subsidiary of Matson, Inc. Founded in 1882, MatNav provides a vital lifeline of ocean freight transportation services to the domestic non-contiguous economies of Hawaii, Alaska and Guam, and to other island economies in Micronesia. MatNav also operates premium, expedited services primarily from China to Long Beach, California, and provides services to Okinawa, Japan and various islands in the South Pacific, and operates an international export service from Dutch Harbor, Alaska to Asia. In addition, subsidiaries of MatNav provide stevedoring, refrigerated cargo services, inland transportation and other terminal services for MatNav and other ocean carriers on the Hawaiian islands of Oahu, Hawaii, Maui and Kauai, and in the Alaska locations of Anchorage, Kodiak and Dutch Harbor.

Matson has a 35 percent ownership interest in SSA Terminals, LLC, a joint venture between Matson Ventures, Inc., a wholly-owned subsidiary of MatNav, and SSA Ventures, Inc., a subsidiary of Carrix, Inc. (“SSAT”). SSAT currently provides terminal and stevedoring services to various carriers at eight terminal facilities on the U.S. West Coast, including three facilities dedicated for MatNav’s use. Matson records its share of income from SSAT in costs and expenses in the Consolidated Statements of Income and Comprehensive Income, and within the Ocean Transportation segment due to the nature of SSAT’s operations.

Logistics: Matson’s Logistics business is conducted through Matson Logistics, Inc. (“Matson Logistics”), a wholly-owned subsidiary of MatNav. Established in 1987, Matson Logistics extends the geographic reach of Matson’s transportation network throughout North America and Asia, and is an asset-light business that provides a variety of logistics services to its customers including: (i) multimodal transportation brokerage of domestic and international rail intermodal services, long-haul and regional highway trucking services, specialized hauling, flat-bed and project services, less-than-truckload services, and expedited freight services (collectively, “Transportation Brokerage” services); (ii) less-than-container load (“LCL”) consolidation and freight forwarding services (collectively, “Freight Forwarding” services); (iii) warehousing, trans-loading, value-added packaging and distribution services (collectively, “Warehousing” services); and (iv) supply chain management, non-vessel operating common carrier (“NVOCC”) freight forwarding and other services.

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

Westbound cargo carried by Matson to Hawaii includes dry containers of mixed commodities, refrigerated commodities, food and beverages, retail merchandise, building materials, automobiles and household goods. Matson’s eastbound cargo from Hawaii includes automobiles, household goods, dry containers of mixed commodities and livestock. The majority of Matson’s Hawaii service revenue is derived from the westbound carriage of containerized freight.

China Service: Matson’s expedited China-Long Beach Express (“CLX”) service is part of an integrated service that carries cargo from Long Beach, California to Honolulu, Hawaii, to Guam, and then to Okinawa, Japan. The vessels continue to Ningbo and Shanghai, China, where they are loaded with cargo to be discharged primarily in Long Beach, California at a Matson-exclusive terminal operated by SSAT. These vessels also carry cargo destined for Hawaii which originated in Guam, Micronesia, Okinawa, China and other Asian countries. Matson provides container transshipment services from many locations in Asia including Hong Kong and Xiamen, China to the United States via the ports of Ningbo and Shanghai, China.

In May 2020, as a result of increased market demand, Matson launched its second expedited service to the U.S. West Coast with the China-Long Beach Express Plus (“CLX+”) service. The CLX+ service uses chartered vessels and operates weekly from Ningbo and Shanghai, China where they are loaded with cargo to be discharged primarily at Long Beach, California, calling at an SSAT operated terminal.

In July 2021, Matson launched a temporary, third expedited service to the U.S. West Coast with the China-California Express (“CCX”) service to meet continued high market demand. The CCX service uses Matson-owned vessels and departs Shanghai, China every three out of five weeks with direct service to Oakland, California and then to Long Beach, California. Cargo at both Oakland and Long Beach, California, is discharged at Matson exclusive terminals operated by SSAT. Matson expects the CCX service to operate through the October peak season of 2022. Matson’s expedited China service currently consists of the CLX, CLX+ and the CCX services.

Eastbound cargo from China to Long Beach, California consists mainly of garments, e-commerce related goods, consumer electronics, footwear and other merchandise.

Guam Service: Matson’s Guam service provides weekly carriage between the U.S. West Coast and Guam, as part of its CLX service. Matson also provides weekly connecting service from Guam to the Commonwealth of the Northern Mariana Islands. Cargo destined to these markets is similar to that described under “Hawaii Service” above.

Japan Service: Matson’s Japan service provides carriage to the port of Naha in Okinawa, Japan, as part of its CLX service. This service mainly carries general sustenance cargo and household goods supporting the U.S. military.

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

Alaska Service: Matson’s Alaska service provides ocean carriage between the port of Tacoma, Washington, and the ports of Anchorage, Kodiak and Dutch Harbor, Alaska. Matson also provides a barge service between Dutch Harbor and

Akutan in Alaska, and transportation services to other locations in Alaska including the Kenai Peninsula, Fairbanks and the North Slope.

Northbound cargo to Alaska consists mainly of dry containers of mixed commodities, refrigerated commodities, foods and beverages, retail merchandise, household goods and automobiles. Southbound cargo from Alaska primarily consists of seafood, household goods and automobiles.

In September 2020, Matson launched its Alaska-Asia Express (“AAX”) service that provides carriage of dry and frozen seafood from Dutch Harbor, Alaska to Ningbo and Shanghai, China. The AAX service utilizes CLX+ vessels on their westbound trip to China. Matson also provides transshipment services from Ningbo and Shanghai, China to other locations in Asia.

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

In June 2021, Matson launched its new China-Auckland Express (“CAX”) service that operates from Shanghai, China to Auckland, New Zealand to meet increased demand from China. The CAX service departs Shanghai every two out of five weeks and transports cargo consisting mainly of garments, e-commerce related goods, consumer electronics, footwear and other merchandise.

Terminal and Other Related Services:

Matson provides stevedoring, refrigerated cargo services, inland transportation, container equipment maintenance and other terminal services (collectively, “terminal services”) at terminals located on the Hawaiian islands of Oahu, Hawaii, Maui and Kauai; and in the Alaska terminal locations of Anchorage, Kodiak and Dutch Harbor.

SSAT currently provides terminal and stevedoring services to various carriers at eight terminal facilities on the U.S. West Coast, including three facilities dedicated for MatNav’s use, in Long Beach and Oakland, California; and in Tacoma, Washington.

Matson utilizes the services of other third-party terminal operators at all of the other ports served by its vessels.

Vessel Management Services:

Matson contracts with the U.S. Department of Transportation to provide vessel management services to manage and maintain three Ready Reserve Force vessels on behalf of the U.S. Department of Transportation Maritime Administration.

Vessel Information:

Vessels:

Matson’s fleet includes both owned and chartered vessels. Matson’s owned vessels represent an investment of approximately $2.2 billion. The majority of Matson’s owned vessels are U.S. flagged and Jones Act qualified vessels, and operate in the Hawaii, China, Guam, Japan, Micronesia and Alaska services. Details of Matson’s active and reserve vessels as of December 31, 2021 are as follows:

			Usable Cargo Capacity				Vessel
			Containers		Vehicles		Design	Approximate	Charter
	Year	Official		Reefer			Speed	Deadweight	Expiration
Name of Vessels	Built	Number	TEUs (1)	Slots	Autos	Length	(Knots) (2)	(Long Tons)	Date (3)
Vessels-Owned:
DANIEL K. INOUYE (4)	2018	1274136	3,220	408	—	854’ 0”	23.5	51,000	—
KAIMANA HILA (4)	2019	1274135	3,220	408	—	854’ 0”	23.5	54,000	—
MANOA (4)(9)	1982	651627	2,824	408	—	860’ 2”	23.0	35,000	—
MAHIMAHI (4)(9)	1982	653424	2,824	408	—	860’ 2”	23.0	35,000	—
LURLINE (4)	2019	1274143	2,750	432	500	869’ 5”	23.0	51,000	—
MATSONIA (4)	2020	1274123	2,750	432	500	869’ 5”	23.0	51,000	—
MANULANI (4)(9)	2005	1168529	2,378	284	—	712’ 0”	22.5	38,000	—
MAUNAWILI (4)(9)	2004	1153166	2,378	326	—	711’ 9”	22.5	37,000	—
MANUKAI (4)(9)	2003	1141163	2,378	326	—	711’ 9”	22.5	38,000	—
R.J. PFEIFFER (4)(9)	1992	979814	2,245	300	—	713’ 6”	23.0	28,000	—
MOKIHANA (4)	1983	655397	1,994	354	1,323	860’ 2”	23.0	30,000	—
MAUNALEI (4)(9)	2006	1181627	1,992	328	—	681’ 1”	22.1	33,000	—
MATSON KODIAK (4)(9)	1987	910308	1,668	280	—	710’ 0”	20.0	20,000	—
MATSON ANCHORAGE (4)(9)	1987	910306	1,668	280	—	710’ 0”	20.0	20,000	—
MATSON TACOMA (4)(9)	1987	910307	1,668	280	—	710’ 0”	20.0	20,000	—
KAMOKUIKI (5)	2000	9232979	707	100	—	433’ 9”	17.5	8,000	—
OLOMANA (6)	2004	9184225	645	120	—	388’ 7”	14.0	8,000	—
IMUA (6)	2004	9184237	645	90	—	388’ 6”	15.0	8,000	—
LILOA II (6)	2006	9184249	630	90	—	388’ 6”	15.0	8,000	—
PAPA MAU (6)	1999	9141704	521	68	—	381’ 5”	14.0	6,000	—
Vessels-Chartered:
MATSON HAWAII (6)	2009	9386471	4,360	326	—	849’ 3”	23.3	52,000	July 2023
NAVIOS FELICITAS (6)(10)	2010	9395953	4,360	326	—	849’ 0”	24.6	51,000	January 2022
MATSON LANAI (6)	2007	9334143	4,253	400	—	855’ 2”	24.3	50,000	June 2025
MATSON MAUI (6)(10)	2007	9340764	4,253	400	—	854’ 8”	24.5	50,000	February 2026
MATSON KAUAI (6)	2008	9353278	4,218	350	—	841’ 4”	24.8	52,000	January 2025
MATSON OAHU (6)	2006	9308015	3,461	550	—	783’ 8”	23.0	42,000	April 2023
MATSON MOLOKAI (6)	2007	9338084	2,824	586	—	728’ 10”	22.0	39,000	May 2025
MATSON NIIHAU (6)	2005	9294159	2,824	586	—	728’ 10”	21.0	39,000	March 2023

Barges-Owned:
MAUNA LOA (4)(7)	2013	1247426	500	78	—	362’ 6”	—	13,000	—
HALEAKALA (4)(8)	1984	676972	335	78	—	350’ 0”	—	5,000	—
Barges-Chartered:
ILIULIUK BAY (4)(8)	2013	1249384	178	—	—	250’ 0”	—	4,000	December 2022
(1)	Twenty-foot Equivalent Units (“TEU”) is a standard measure of cargo volume correlated to a standard 20-foot dry cargo container.
(2)	Vessel Design Speed may vary from the operating speed of the vessel.
(3)	Charter expiration date represents the approximate earliest month the vessel can be returned to its owner. Some vessel charter agreements include options to further extend the charter period.
(4)	U.S. flagged and Jones Act qualified vessel or barge.
(5)	U.S. flagged vessel.
(6)	Foreign flagged vessel.
(7)	Flat-deck barge.
(8)	Lift-on/lift-off barge equipped with a crane.
(9)	Vessel installed with exhaust gas cleaning systems (commonly referred to as “scrubbers”).
(10)	Navios Felicitas was returned to its owner in January 2022 and replaced by Matson Maui, which was placed into service in February 2022.

Matson is constructing a new U.S. flagged and Jones Act qualifying flat-deck barge at a cost of approximately $25.0 million for operation within its Hawaii neighbor island service. The new barge is expected to be delivered in the first half of 2022.

Vessel Emission Regulations:

Being a leader in environmental stewardship is one of Matson’s core values.  Matson’s vessels transit through some of the most environmentally sensitive areas in the United States including the Hawaiian Islands and the coasts of California, Oregon, Washington and Alaska.  Matson is focused in particular on reducing transportation emissions, including carbon dioxide, nitrous oxide, particulate matter and sulfur dioxide through improvements in vessel fuel consumption, choice of fuel types and the development of more fuel-efficient transportation solutions.  Matson further contributes positively to the environment by testing and deploying leading technologies as the fleet is modernized.

The International Maritime Organization (“IMO”), to which the U.S. and over 100 other countries are signatories, is a specialized agency of the United Nations that sets international environmental standards applicable to vessels operating under the flag of any signatory country.  Effective January 1, 2020, the IMO imposed regulations that generally require all vessels to burn fuel oil with a maximum sulfur content of ≤0.5 percent (“IMO 2020”).  There are three main options for a vessel to meet the IMO 2020 requirements: (1) burn low sulfur fuel oil (“LSFO”), (2) install exhaust gas cleaning systems (commonly referred to as “scrubbers”) on vessels to reduce sulfur emissions from heavy fuel oil (“HFO”), or (3) switch to lower emission fuels such as liquefied natural gas (“LNG”), which requires converting existing vessels or constructing new vessels with LNG-capable engines and fuel tanks.  With respect to North America, all waters, with certain limited exceptions, within 200 nautical miles of U.S. and Canadian coastlines have been designated emission control areas (“ECAs”).  Since January 1, 2015, U.S. Environmental Protection Agency regulations have reduced the fuel oil maximum sulfur content in designated ECAs to ≤0.1 percent or the equivalent emissions by the use of scrubbers. In addition, since August 1, 2012, the California Air Resource Board and U.S. Environmental Protection Agency under the Vessel General Permit regulations have reduced the fuel oil maximum sulfur content to ≤0.1 percent within 24 miles of the California coastline and within Puget Sound.

All of Matson’s vessels in the Alaska and Hawaii services are designed to operate in compliance with IMO 2020 and ECA regulations as applicable, and can use LSFO.  In the Alaska and Hawaii services, Matson installed scrubbers on ten diesel engine-powered vessels to allow them to use HFO and still comply with IMO 2020 and ECA regulations. Matson also maintains vessels which may operate as dry-dock relief or for emergency activation purposes under an EPA approved ECA permit enabling the use of fuel oil with a maximum sulfur content of ≤0.5 percent within the North America ECA or at any time on IMO compliant fuels.  Matson’s Aloha and Kanaloa Class vessels burn compliant LSFO.  These vessels are also equipped with dual-fuel engines and can be converted to run on LNG.  All of Matson’s other vessels use LSFO to meet IMO 2020 and ECA emission standards.

In June 2021, the IMO adopted new greenhouse gas (“GHG”) emission requirements applicable to ships. Beginning with a company’s first annual, intermediate or renewal survey for an international air pollution prevention certificate on or after January 1, 2023, all containerships with more than 10,000 dead weight tons will be required to meet specified Energy Efficiency Existing Ship Index (“EEXI”) levels. EEXI is a one-time certification measuring a ship’s theoretical carbon dioxide (CO2) emissions per transport work based on its design parameters. After 2023, containerships with over 5,000 gross tonnage (“GT”) will be required to meet annual Carbon Intensity Indicator (“CII”) requirements that become increasingly stringent towards 2030. CII measures how efficiently a ship transports goods, and uses actual CO2 emissions to determine an annual rating from A to E. For ships that achieve a D rating for three consecutive years or an E rating in a single year, a corrective action plan needs to be developed as part of the vessels’ Ship Energy Efficiency Management Plan (“SEEMP”) and approved. For a discussion on the Company’s planned future capital expenditures to comply with these regulations, see Part II, Item 7 of this Form 10-K. For more information on Matson’s environmental stewardship initiatives, including GHG emission reduction goals, see Matson’s Sustainability Report and other information available at www.matson.com/sustainability.

Hawaii Terminal Modernization and Expansion Program:

During 2020, Matson completed the first phase of its program to modernize and renovate its terminal facility at Sand Island, Honolulu, Hawaii. As part of this phase, Matson completed the installation of three new 65 long-ton capacity gantry cranes, upgraded and renovated three existing cranes, demolished four outdated cranes, and installed upgrades to the electrical infrastructure at the terminal.

During 2021, as part of the second phase, Matson completed the installation, energization and transition to a new redundant main switchgear. Additional projects for this phase relate to improvements to its existing backup power generators, installation of new above ground fuel storage tanks, a battery energy storage system, and other upgrades at the terminal, and are expected to be completed within the next three years.

The next phase represents a broader and long-term terminal expansion program at the Sand Island terminal facility. Matson expects to expand into Pier 51A and portions of Pier 51B after Pasha Hawaii (“Pasha”) relocates to the newly constructed Kapalama container terminal facility planned for 2024. From 2022 to 2024, Matson will be performing surveying, planning and design work in preparation for this expansion.

Ocean Transportation Equipment:

As a complement to its fleet of vessels, Matson owns a variety of equipment including cranes, terminal equipment, containers and chassis, which represents an investment of approximately $0.8 billion as of December 31, 2021. Matson also leases containers, chassis and other equipment under various operating lease agreements.

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

Competition:

The following is a summary of major competitors in Matson’s Ocean Transportation segment:

Hawaii Service: Matson’s Hawaii service has one major U.S. flagged Jones Act competitor, Pasha, which operates container and roll-on/roll-off services between the ports of Long Beach, Oakland and San Diego, California to Hawaii. A U.S. flagged Jones Act barge operator, Aloha Marine Lines, also offers barge service between the Pacific Northwest and Hawaii.

Foreign-flagged vessels carrying cargo to Hawaii from non-U.S. locations also provide alternatives for companies shipping to Hawaii. Other competitors in the Hawaii service include proprietary operators and contract carriers of bulk cargo, and airfreight freight carriers.

Matson operates three strings of vessels to Hawaii. These strings provide customers an industry-leading five departures from ports on the U.S. West Coast to Hawaii every week – two each from Long Beach and Oakland, California and one from Tacoma, Washington. Each of these strings operates on a fixed day-of-the-week schedule. Two of the vessel strings continue from Honolulu to China before returning to Long Beach. Matson’s frequent sailings and punctuality permit customers to reduce inventory carrying costs. Matson also competes by offering one of the most comprehensive services to customers, including: the only container service to and from the three largest U.S. West Coast ports; the most efficient terminal network on the U.S. West Coast with three exclusive use terminals provided by SSAT; a dedicated inter-island barge network which is integrated with Matson’s line haul schedule; roll-on/roll-off service from Long Beach and Oakland; a world-class customer service team; and efficiency and experience in handling cargo of many types.

Alaska Service: Matson’s Alaska service has one major U.S. flagged Jones Act competitor, Totem Ocean Trailer Express, Inc., which operates a roll-on/roll off service between Tacoma, Washington and Anchorage, Alaska. There are also two U.S. flagged Jones Act barge operators, Alaska Marine Lines, which mainly provides services from Seattle, Washington to the ports of Anchorage and Dutch Harbor, and other locations in Alaska, and Samson Tug & Barge, which mainly serves Western Alaska and other locations. The barge operators have historically shipped lower value commodities that can accommodate a longer transit time, as well as construction materials and other cargo that are not conducive to movement in containers. Foreign-flagged vessels provide alternatives for companies shipping cargo (mainly seafood) from the Alaska ports of Kodiak and Dutch Harbor. Other competition includes air freight and over-the-road trucking services. Matson’s AAX service has two major competitors, CMA CGM and Maersk Lines, which provide services between Dutch Harbor, Alaska and Asia.

Matson offers customers twice weekly scheduled service from Tacoma, Washington to Anchorage and Kodiak, Alaska, and a weekly service to Dutch Harbor, Alaska. The Company also provides a barge service between Dutch Harbor and Akutan in Alaska. Matson is the only Jones Act containership operator providing service to Kodiak and Dutch Harbor in Alaska, which are the primary loading ports for southbound seafood. Matson offers dedicated terminal services at the Alaska ports of Anchorage, Kodiak and Dutch Harbor performed by Matson, and at the port of Tacoma, Washington performed by SSAT. Matson’s AAX service also offers customers a service from Dutch Harbor, Alaska to Ningbo and Shanghai, China, with transshipment services from those ports to other locations in Asia.

China Service: Major competitors to Matson’s China service include large international carriers such as CMA CGM, OOCL, ZIM, Evergreen and Maersk. Other competition includes air freight carriers.

Matson’s China service competes by offering fast and reliable service from the ports of Ningbo and Shanghai in China, and feeder services from other Asian ports of origin, to Long Beach and Oakland, California. Matson provides fixed day-of-the-week arrivals and industry leading cargo availability. Matson’s service is further differentiated by best-in-class stevedoring services provided by SSAT, Matson dedicated terminal space, access to Shippers Transport Express off-dock container yards for faster truck turn times, Matson-dedicated equipment including chassis to speed cargo availability, one-stop intermodal connections, and world-class customer service. Matson also provides intermodal services in coordination with Matson Logistics. Matson has offices located in Shanghai, Shenzhen, Xiamen, Ningbo and Hong Kong, and has contracted with terminal operators in Ningbo and Shanghai.

Guam Service: Matson’s Guam service has one major competitor, APL, a U.S. flagged subsidiary of CMA CGM, which operates a weekly U.S. flagged container feeder service connecting the U.S. West Coast to Guam and Saipan, via transshipments to U.S. flagged feeder vessels in Yokohama, Japan and Busan, South Korea. Waterman operates a roll-on/roll-off service, which periodically calls at Guam. There are also several foreign carriers, including CMA CGM, that call at Guam from foreign origin ports.

Matson offers customers a weekly service to Guam as part of the CLX service from three ports on the U.S. West Coast. Matson’s ocean transit time, frequent sailing and reliable on-time performance provides an industry-leading service to its customers.

Japan Service: Matson’s Japan service has one major competitor, APL, which operates a weekly U.S. flagged containership service from the U.S. West Coast to the port of Naha in Okinawa, Japan.

Matson offers customers a weekly service to the port of Naha in Okinawa, Japan as part of the CLX service from three ports on the U.S. West Coast.

Micronesia and South Pacific Services: Matson’s Micronesia and South Pacific services have competition from a variety of local and international carriers that provide freight services to the area.

Customer Concentration:

Matson serves customers in numerous industries and carries a wide variety of cargo, mitigating its dependence upon any single customer or single type of cargo. The Company’s 10 largest Ocean Transportation customers account for approximately 15 percent of the Company’s Ocean Transportation revenue. For additional information on Ocean Transportation revenues for the years ended December 31, 2021, 2020 and 2019, see Note 2 to the Consolidated Financial Statements in Item 8 of Part II below.

Seasonality:

Historically, Matson’s Ocean Transportation services have typically experienced seasonality in volume, generally following a pattern of increasing volume starting in the second quarter of each year, culminating in a peak season throughout the third quarter, with subsequent decline in demand during the fourth and first quarters. This seasonality trend is amplified in the Alaska service primarily due to winter weather and the timing of southbound seafood trade. As a result, earnings have tended to follow a similar pattern, offset by periodic vessel dry-docking and other episodic cost factors, which can lead to earnings variability. In addition, in the China trade, volume is typically driven primarily by U.S. consumer demand for goods during key retail selling seasons. Freight rates are impacted mainly by macro supply and demand variables.

Since 2020, Matson’s typical seasonal trends have been impacted by the global pandemic which has resulted in elevated levels of demand experienced in our Ocean Transportation services. Matson’s expanded services in China and other locations have resulted in significant increases in volume during the second half of 2020 and throughout 2021. Supply chain congestion and elevated levels of demand are expected to impact the Company’s Ocean Transportation services during 2022.

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

During the years ended December 31, 2021, 2020 and 2019, approximately 41 percent, 62 percent and 72 percent, respectively, of Matson’s Ocean Transportation revenues came from the Hawaii and Alaska trades that were subject to the Jones Act. Matson’s Hawaii and Alaska trade routes are included within the non-contiguous Jones Act market. The commerce of both Hawaii, as an island economy, and Alaska, due to its geographical location, are dependent on ocean transportation. The Jones Act ensures frequent, reliable, roundtrip service to these locations. Matson’s vessels operating in these trade routes are Jones Act qualified and maintained in compliance with such requirements.

Matson is a member of the American Maritime Partnership (“AMP”), which supports the retention of the Jones Act and similar cabotage laws. The Jones Act has broad support from both houses of Congress and the Executive Branch. Matson believes that the geopolitical environment has further solidified political support for U.S. flagged vessels because a vital and dedicated U.S. merchant marine is a cornerstone for a strong homeland defense, as well as a critical source of trained U.S. mariners for wartime support. AMP seeks to inform elected officials and the public about the economic, national security, commercial, safety and environmental benefits of the Jones Act and similar cabotage laws. Repeal of the Jones Act would allow foreign-flagged vessel operators that do not have to abide by all U.S. laws and regulations to sail between U.S. ports in direct competition with Matson and other U.S. domestic operators that must comply with all such laws and regulations.

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

Rate Regulations and Fuel-Related Surcharges:

Matson is subject to the jurisdiction of the Surface Transportation Board with respect to its domestic ocean rates. A rate in the non-contiguous domestic trade is presumed reasonable and will not be subject to investigation if the aggregate of increases and decreases is not more than 7.5 percent above, or more than 10 percent below, the rate in effect one year before the effective date of the proposed rate, subject to increase or decrease by the percentage change in the U.S. Producer Price Index. Matson generally seeks to provide a 30-day notice to customers of any increases in general rates and other charges, and passes along decreases as soon as possible.

Matson’s Ocean Transportation services engaged in U.S.-foreign commerce are subject to the jurisdiction of the Federal Maritime Commission (“FMC”). The FMC is a federal independent regulatory agency that is responsible for the regulation of international ocean-borne transportation to and from the U.S.

Matson applies a fuel-related surcharge rate to its Ocean Transportation customers. Matson’s fuel-related surcharge is correlated to market rates for fuel prices and other factors, and is intended to help Matson recover fuel-related expenses.

Other Environmental Regulations:

In addition to the vessel emission regulations discussed above, Matson’s operations are required to comply with other environmental regulations and requirements including the Oil Pollution Act of 1990, the Comprehensive Environmental Response Compensation & Liability Act of 1980, the Rivers and Harbors Act of 1899, the Clean Water Act, the Invasive Species Act and the Clean Air Act. Matson is also subject to state regulations affecting terminal and vessel emissions, such as the requirement to shut down vessel generator engines while at berth at California ports and switch to shore electrical power. The Company actively monitors its operations for compliance with these and other regulations.

For more information on Matson’s environmental stewardship initiatives, including its environmental goals, see Matson’s Sustainability Report and other information available at www.matson.com/sustainability.

(2)	LOGISTICS SEGMENT

Logistics Services:

Matson Logistics provides the following services:

Transportation Brokerage Services:  Matson Logistics provides intermodal rail, highway, and other third-party logistics services for North American customers and international ocean carrier customers, including MatNav.  Matson Logistics creates award winning benefits and value for its customers through volume purchases of rail, motor carrier and ocean transportation services, augmented by services such as shipment tracking and tracing, accessibility to its private fleet of 53-foot intermodal containers and single-vendor invoicing. Matson Logistics operates customer service centers and has sales offices throughout North America.

Freight Forwarding Services: Matson Logistics provides LCL consolidation and freight forwarding services primarily to the Alaska market through its wholly-owned subsidiary, Span Intermediate, LLC (“Span Alaska”). Span Alaska’s business aggregates LCL freight at its cross-dock facility in Auburn, Washington for consolidation and shipment to its service center in Anchorage and a network of other facilities in Alaska. Span Alaska also provides trucking services to its Auburn cross-dock facility and from its Alaska based cross-dock facilities to final customer destinations in Alaska.

Warehousing and Distribution Services:  Matson Logistics operates two warehouses in Georgia and two warehouses in Northern California providing warehousing, trans-loading, value-added packaging and distribution services.

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

Matson Logistics’ transportation brokerage services compete most directly with C.H. Robinson Worldwide, Hub Group, XPO and other freight brokers and intermodal marketing companies, and asset-invested market leaders such as J.B. Hunt. Competition is differentiated by the depth, scale and scope of customer relationships; vendor relationships and rates; network capacity; real-time visibility into the movement of customers’ goods; and other technology solutions. Additionally, while Matson Logistics primarily provides surface transportation brokerage, it also competes to a lesser degree with other forms of transportation for the movement of cargo.

Matson Logistics’ freight forwarding services compete most directly with a variety of freight forwarding companies that operate within Alaska including Carlile, Lynden, American Fast Freight and Alaska Traffic Company.

Customer Concentration:

Matson Logistics serves customers in numerous industries and geographical locations. The Company’s 10 largest logistics customers account for approximately 25 percent of the Company’s Logistics revenue. For additional information on Logistics revenues for the years ended December 31, 2021, 2020 and 2019, see Note 2 to the Consolidated Financial Statements in Item 8 of Part II below.

Seasonality:

In general, Matson Logistics’ services are not significantly impacted by seasonality factors, with the exception of its freight forwarding service to Alaska which may be affected by winter weather and the seasonal nature of the tourism industry. However, Matson’s Logistics businesses are being impacted by the global pandemic which has resulted in elevated levels of demand for our Logistics services that is expected to continue during 2022.

C.	EMPLOYEES AND LABOR RELATIONS

Human Capital Strategy:

In support of Matson’s vision to be a great place to work for all employees, the Company focuses on a variety of human capital programs that have been developed to attract, retain and motivate its employee workforce. As a company that operates in various global locations, the Company’s human capital programs are designed to reflect the unique market practices in each geographic location. The Company’s success depends in part on employing a diverse, talented and engaged workforce that reflects its local communities, supports an environment of high standards and performance, and thrives in the Company’s collaborative and respectful culture.

During 2021, Matson had 4,259 employees worldwide, of which 147 employees were based in international locations and 3,040 employees were covered by collective bargaining agreements with unions. These numbers include seagoing personnel who rotate through billets (as described below) and temporary employees, but do not include employees of SSAT or other non-employee affiliates such as agents and contractors. The composition of Matson’s workforce by geography is as follows:

Matson’s fleet of active vessels requires 392 billets to operate. Each billet corresponds to a position on a vessel that typically is filled by two or more employees because seagoing personnel rotate between active sea-duty and time ashore. These amounts exclude billets related to Matson’s foreign flagged chartered vessels where the vessel owner is responsible for its seagoing personnel. Matson’s vessel management services also employed personnel in 32 billets to manage three U.S. government vessels.

Diversity, Equity and Inclusion:

For many years, Matson has been committed to improving diversity, providing equal pay for equal work and creating an inclusive culture. According to the U.S. Bureau of Labor Statistics, traditionally the shipping industry’s workforce has been predominately represented by white males. While Matson’s workforce is representative of many of the communities where it operates, the Company has taken steps to do more to change the status quo within the Company and industry. In 2021, the Company continued to advance many of its diversity, equity and inclusion efforts. This includes continuing its efforts to analyze pay among various employee groups to confirm pay equity across the Company. Externally, the Company supports programs intended to help build a diverse talent pool for Matson and its industry. In 2020, the Company committed $100,000 toward creation of new Matson scholarships to be offered in conjunction with 16 higher education institutions and maritime academies in its communities with the goal of increasing diversity among those pursuing studies in transportation and logistics. The first scholarships were granted in Fall 2021. Separately, the Company committed more than $200,000 to fund paid internships with the goal of providing professional work experience opportunities and promoting the Company and the industry to a diverse group of students in its various regional locations. The first internships under this program are anticipated for Summer 2022.

The composition of Matson’s domestic shoreside workforce by gender and race in 2021 is as follows (data for seagoing personnel is not available to the Company):

The composition of management positions within Matson’s domestic shoreside workforce by gender and race in 2021 is as follows (data for seagoing personnel is not available to the Company):

“Minority” in these graphs refers to any employee who self-identifies as such under the categories established by the Equal Employment Opportunity Commission.

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

Succession and Career Planning:

Matson’s workforce is characterized by uniquely skilled, long-tenured employees. To create career pathways for future leaders while planning for the loss of retiring employees, the Company takes a proactive approach to succession and career planning. The Company focuses on providing the next generation of promising talent with the tools they need to build their own careers at Matson. In 2021, 46 percent of open positions were filled through internal promotions. The Company also provided approximately 3,200 hours of employee training and development, while giving annual performance reviews to its non-union workforce.

For more information on Matson’s human capital programs, see our Sustainability Report which is available at www.matson.com/sustainability.

Bargaining Agreements:

Matson’s shoreside and seagoing employees are represented by a variety of unions. As shown in the chart below, union employees comprise 71 percent of Matson’s global workforce.

Matson has collective bargaining agreements with these unions that expire at various dates in the future, including as early as 2022. While Matson believes that it will be able to renegotiate these collective bargaining agreements with its various unions as they expire without any significant impact on its operations, no assurance can be given that such agreements will be reached without slow-downs, strikes, lockouts or other disruptions that may adversely impact Matson’s operations.

Additionally, Matson and SSAT are members of the Pacific Maritime Association (“PMA”), which on behalf of its members negotiates collective bargaining agreements with the International Longshore and Warehouse Union (“ILWU”) on the U.S. West Coast. The PMA/ILWU collective bargaining agreements cover substantially all U.S. West Coast longshore labor. In August 2017, the ILWU agreed to extend its contract with the PMA to July 1, 2022. The Company believes that the renegotiation of this contract will be completed during 2022.

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

ITEM 1A. RISK FACTORS

The following material factors, events and uncertainties may make an investment in the Company speculative or risky and should be reviewed carefully. The Company’s business faces the material risks set forth below; however, these risk factors do not identify all risks the Company faces, and additional risks or uncertainties that are currently unknown or are not currently believed to be material may occur or become material. The occurrence of these or the events and uncertainties described below may, in ways the Company may not be able to accurately predict, recognize or control, adversely affect the Company’s business, financial condition, operating results, cash flows, liquidity, demand, revenue, growth, prospects, reputation or stock price. All forward-looking statements made by the Company or on the Company’s behalf are qualified by the risks described below.

Risks Related to the Jones Act

Repeal, substantial amendment, or waiver of the Jones Act or its application would have an adverse effect on the Company’s business.

The Merchant Marine Act of 1920 (commonly referred to as the Jones Act) regulates all interstate and intrastate marine commerce within the U.S. If the Jones Act were repealed, substantially amended or waived and, as a consequence, competitors were to enter the Hawaii or Alaska markets with lower operating costs by utilizing their ability to acquire and operate foreign-flagged and foreign-built vessels and/or being exempt from other U.S. regulations, the Company’s business would be adversely affected. In addition, the Company’s position as a U.S. citizen operator of Jones Act vessels would be negatively impacted if periodic efforts and attempts by foreign interests to circumvent certain aspects of the Jones Act were successful. If maritime cabotage services were included in the General Agreement on Trade in Services, the United States-Mexico-Canada Agreement, or other international trade agreements, or if the restrictions contained in the Jones Act were otherwise altered, the shipping of cargo between covered U.S. ports could be opened to foreign-flagged or foreign-built vessels and could have other adverse impacts to our business. In the past, the Prime Minister of the United Kingdom has suggested that the Jones Act should be a topic of trade negotiations between the U.S. and the United Kingdom.

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

Risks Related to the Company’s Operations

Changes in economic conditions or governmental policies, including from the COVID-19 pandemic, have affected and could in the future affect the Company.

The transportation industry in which the Company operates has been impacted by fluctuations, volatility, downturns, inflation, recessions and other economic shifts or market instabilities, as well as the development of and changes in governmental policies and relations, across the jurisdictions in which it operates. These adverse economic conditions may also impact customers’ business levels and needs. Within the United States, a weakening of economic drivers in Hawaii and Alaska, which include tourism, military spending, construction, personal income growth and employment, the weakening of consumer confidence, market demand, and the economy in the U.S. Mainland, inflation, and the effect of a change in the strength of the U.S. dollar against other foreign currencies may reduce the demand for goods, adversely affecting inland and ocean transportation volumes or rates. In addition, overcapacity in the global or transpacific ocean transportation markets, a change in the cost of goods or currency exchange rates, pressure from U.S. or foreign governments, imposition of tariffs and uncertainties regarding tariff rates or a change in international trade policies could adversely affect freight volumes and rates in the Company’s China service.

Since March 2020, the COVID-19 pandemic has harmed the U.S. and global economies, shut down or limited many business operations, led to port closures, and disrupted manufacturing, rail services, supply chains, travel, drayage of containers and transportation of goods for extended periods of time. In the United States and in many other countries worldwide, public health officials and state and local governments have recommended or mandated a range of precautions to mitigate the spread of COVID-19 and its variants as they evolve and fluctuate in their global impacts. The full impact of such disruptions on the Company’s business remains uncertain.

The pandemic and related uncertainties and restrictions have previously reduced tourism in the markets the Company serves, including Hawaii, Guam and Alaska, and led to increased unemployment and weakened consumer demand in certain segments, including reduced demand for freight that the Company would otherwise carry in those tradelanes. Fluctuations in the price of oil and reduced demand from the decline in air or car travel in response to COVID-19 could further impact the Alaskan economy, which in turn could impact the Company’s business. In addition, the global macroeconomic effects of the pandemic and related impacts on the Company’s customers’ business operations, including financial difficulties or bankruptcies, may persist for an indefinite period, even after the pandemic has subsided.

In the Company’s China service, as a result of the pandemic, the Company has experienced increased demand for its expedited ocean services. As the pandemic subsides, supply and demand trends normalize and supply chain congestion eases, the high volumes and rates the Company has experienced will eventually decline, but the Company cannot predict the timing or size of such decline. These declines will reduce revenues, but certain fixed costs will remain. For example, the Company cannot terminate leases early for chartered vessels in the CLX+ service.

The high volumes of freight from China and supply chain congestion at U.S. West Coast ports have contributed to an industry-wide shortage of containers and chassis, resulting broadly in delays, backlog, limited throughput, cancelled sailings, and service interruptions within tradelanes and supply chains, as well as long lead times for new equipment. There have also been labor shortages at U.S. ports related to record cargo volume, the overall employment environment and wage pressures, and outbreaks of COVID-19 which has also contributed to supply chain and port congestion. If the Company cannot secure sufficient equipment or labor, or unload vessels on a timely basis to meet customers’ needs and schedules, customers may seek to have their transportation and logistics needs met by others on a temporary or permanent basis.

The Company’s operations have also been impacted by the pandemic. The Company’s employees are restricted in their ability to travel. The Company may be further impacted if its employees, including mariners aboard our vessels, are otherwise restricted from or unable to perform their duties, or if the Company’s or SSAT’s terminals are temporarily closed due to a COVID-19 outbreak. Some vessel dry-dockings could also be delayed or become more expensive if shipyards are unable to accommodate demand or obtain parts in a timely manner or if necessary personnel are not allowed to travel to the shipyards.

Due to the continuing uncertainty around the duration, breadth and severity of the COVID-19 pandemic, including resurgences or mutations of the virus and the actions taken to contain the virus or treat its impact, including the availability, distribution, efficacy and public acceptance of vaccines, the ultimate impact on the Company’s business, financial condition, operating results or cash flows are difficult to predict with certainty at this time. Additional or unforeseen effects from the COVID-19 pandemic may give rise to additional risks or instigate or amplify the other risks described throughout these Risk Factors.

The shipping industry is competitive, and the Company has been impacted by new or increased competition.

The Company may face new competition by established or start-up shipping operators that enter the Company’s markets. The shipping industry is competitive with limited barriers to entry, especially in international tradelanes. Ocean carriers can shift vessels in and out of tradelanes or charter vessels to manage capacity and meet customer demands. For example, in 2020 and 2021, in response to rising demand, several new carriers entered the China tradelane in competition with the Company’s China service. The entry of a new competitor or the addition of new vessels or capacity by existing competition on any of the Company’s routes could result in a significant increase in available shipping capacity that could have an adverse effect on the Company’s volumes and rates.

The loss of or damage to key customer or agent relationships may adversely affect the Company’s business.

The Company’s businesses are dependent on their relationships with customers and agents, and derive a significant portion of their revenues from the Company’s largest customers. The Company’s business relies on its relationships with the U.S. military, freight forwarders and non-vessel owning common carriers, large retailers and consumer goods manufacturers, as well as other larger customers. For more information regarding the Company’s significant customers, see the discussion in Part I, Item 1 of this Annual Report.

The Company could also be adversely affected by any changes in the services, or changes to the costs of services, provided by third party vendors such as railroads, truckers, terminals, agents and shipping companies, including charter vessel owners. Service structures and relationships with these parties are important in the Company’s intermodal business, as well as in the China, Guam, Micronesia, Japan, Alaska export and South Pacific services.

The loss of or damage to any of these key relationships may adversely affect the Company’s business and revenue.

The Company is dependent upon key vendors and third-parties for equipment, capacity and services essential to operate its business, and if the Company fails to secure sufficient third-party services, its business could be adversely affected.

The Company’s businesses are dependent upon key vendors who provide terminal, rail, truck, and ocean transportation services. If the Company cannot secure sufficient transportation equipment, capacity or services from these third-parties at reasonable prices or rates to meet its or its customers’ needs and schedules, customers may seek to have their transportation and logistics needs met by others on a temporary or permanent basis. If this were to occur, the Company’s business, results of operations and financial condition could be adversely affected.

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

Effective January 1, 2020, the IMO imposed a world-wide regulation generally requiring that all ships burn compliant fuel oil with a maximum sulfur content of less than or equal to 0.5 percent. Currently, LSFO is typically priced higher than HFO due to the need for further oil refinement. In some market instances, the prices between the two products could be inverted. There is no guarantee that the Company’s contracts to secure LSFO or HFO on the U.S. West Coast will secure quantities in sufficient amounts and at a reasonable cost. In addition, prolonged use of LSFO on some

Matson vessels could degrade engine performance or lead to higher maintenance costs. The Company’s ability to recover the higher costs of IMO 2020 compliant fuel through fuel-related surcharges, the availability of LSFO, and the potential impact on vessel performance may adversely affect the Company’s operations, business and profit.

Evolving stakeholder expectations related to environmental, social and governance (“ESG”) matters exposes the Company to heightened scrutiny, additional costs, operational challenges and a number of risks.

Investors, advisory firms, employees, customers, suppliers, governments and other stakeholders are increasingly focused on, and establishing expectations for, ESG matters and related corporate practices, disclosures and initiatives. These evolving expectations may impact the Company’s reputation, business and attractiveness as an investment, employer or business partner to the extent the Company – including its initiatives, goals and reporting – meets or is perceived to meet those expectations, including as a result of any third-party rating or assessment. The adoption and expansion of ESG-related legislation and regulation have also resulted and may again result in increased capital expenditures and compliance, operational and other costs to the Company.

The Company’s public disclosures on its climate, sustainability, human capital and other ESG initiatives include its goals or expectations with respect to those matters, including greenhouse gas (“GHG”) emission reduction targets. These disclosures are aspirational and based on standards and frameworks for presenting and measuring progress that are not harmonized and are still developing, assumptions that may change, and disclosure controls and procedures that continue to evolve. The Company’s initiatives and goals may not be favored by certain stakeholders and could impact the attraction and retention of investors, customers and employees, as well as the Company’s willingness to do business with other companies or customers. Efforts to achieve the Company’s initiatives and goals face numerous risks and may be unsuccessful, result in additional costs or experience delays, and as a result may have a material negative impact on the Company, including its brand, reputation and stock price.

The Company may not be timely or successful in completing its fleet upgrade initiatives, which may result in significant costs and adversely impact the Company’s ability to meet its climate goals.

The Company’s four new Aloha and Kanaloa class vessels include dual fuel capable engines that can run on LSFO or liquefied natural gas (“LNG”). In November 2021, the Company announced plans to install tanks, piping and cryogenic equipment on Daniel K. Inouye and to re-engine Manukai to operate on LNG. The Company also expects to begin LNG installations on Kaimana Hila, Lurline and Matsonia, and to build three new LNG-ready vessels. In addition, the Company is in the process of building a new neighbor island flat-deck barge. The Company anticipates making significant capital expenditures in connection with these fleet initiatives. These initiatives may be hindered by substantial delays and long lead times for necessary equipment, including as a result of ongoing supply chain congestion, other residual impacts from the COVID-19 pandemic, increased demand across the industry for LNG installations and conversions, and new ship-building. Additional operating costs may be incurred to the extent additional ships are needed to maintain schedule integrity while such updates and installations are performed. Once completed, operation of these vessels may be slowed to the extent they present new maintenance requirements or unforeseen complications.

Use of LNG fuel may not result in anticipated GHG emission reductions, and the Company’s investments in LNG-ready vessels may be insufficient to meet the Company’s previously announced GHG emission reduction goals on a timely basis or at all. There is no guarantee that the Company will be able to secure LNG via bunker barges or other methods on the U.S. West Coast in sufficient amounts to fuel its vessels or at a reasonable cost, as increased demand for LNG could decrease available supply of LNG and increase prices. Governments have in the past and may again in the future impose tariffs on LNG that also may increase supply costs. As a result of these risks, the Company may not fully realize the benefits of these investments.

The Company’s operations are susceptible to weather, natural disasters, maritime accidents, spill events and other physical and operating risks, including those arising from climate change.

As a maritime transportation company, the Company’s operations are vulnerable to disruption as a result of weather, natural disasters and other climate-driven events, such as rising temperatures, sea levels and storm severity, bad weather at sea, hurricanes, typhoons, tsunamis, floods and earthquakes, as well as a maritime accident, oil or other spill, or other environmental mishap. Climate change has increased and may continue to increase the frequency, severity and uncertainty of such events. Such events interfere with the Company’s ability to provide on-time scheduled service, resulting in increased expenses and potential loss of business associated with such events. In addition, severe weather and natural disasters can result in interference with the Company’s terminal operations and may cause serious damage to its vessels and cranes. These impacts could be particularly acute in certain ports in Alaska where the Company is dependent on a single crane. The Company’s vessels and their cargoes are also subject to operating risks such as mechanical failure, collisions and human error.

The occurrence of any of these events may result in damage to or loss of vessels, containers, cargo and other equipment, increased maintenance expense, loss of life or physical injury to its employees or people, pollution, or the slow down or suspension of operations. These events can expose the Company to reputational harm and liability for resulting damages and possible penalties that, pursuant to typical maritime industry policies, it must pay and then seek reimbursement from its insurer. Affected vessels may also be removed from service and thus would be unavailable for income-generating activity.

The Company’s casualty and liability insurance policies are generally subject to large retentions and deductibles and may not cover all losses the Company may incur. Some types of losses, such as losses resulting from a port blockage, generally are not insured. In some cases, the Company retains the entire risk of loss because it is not economically prudent to purchase insurance coverage or because of the perceived remoteness of the risk. Other risks are uninsured because insurance coverage may not be commercially available. Finally, the Company retains all risk of loss that exceeds the limits of its insurance.

The Company may be impacted by transitional and other risks arising from climate change.

The Company may be impacted by transitional and other risks arising from climate change and the global shift toward a low carbon future. Organizational, industrial and governmental shifts in operations as well as legal and regulatory requirements to reduce or eliminate emissions and/or increase efficiency may require the Company to increase expenditures, make changes to existing infrastructure, vessels and equipment and shift its business model. For example, the maritime industry is moving toward deployment of clean energy technologies and use of electricity powered by renewable energy sources to power terminal operations as a way to reduce shoreside greenhouse gas emissions. As the Company and SSAT increase their reliance on the power grid at terminals, including for cold-ironing and ground service fleets, the Company may experience increased risks related to power outages, brown outs or black outs. The likelihood of these risks is compounded by uncertainties regarding the reliability of renewable energy sources as well as any increased frequency of extreme weather events that may disrupt the generation or transmission of electricity. In addition, compliance with new climate change requirements or regulations such as the IMO’s requirements related to EEXI and CII could require Matson’s fleet to slow down if efficiency improvements or transitions to alternative fuels together are not enough to reduce GHG emissions sufficiently, thus impacting Matson’s expedited business model and competitive advantage. New environmental requirements for vessel performance and operation could also require the Company to accelerate the building of new vessels, increase the construction costs for new vessels and equipment to accommodate even newer technology as it emerges while today’s technology becomes obsolete, initiate unexpected retrofit projects for existing vessels, retire older vessels earlier than expected, or render reserve vessels unusable. If these outcomes were to occur, the Company’s business, results of operations, cash flows and financial condition could be adversely affected.

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

The significant operating agreements and leases entered into by the Company in its businesses, including those related to terminals, chartered vessels and warehouses as well as those with SSAT, expire at various points in the future and may not be replaced with comparable assets with the specifications necessary for the Company’s or SSAT’s businesses or could be replaced on less favorable terms, thereby adversely affecting the Company’s future financial position, results of operations and cash flows.

The Company may face unexpected dry-docking or repair costs for its vessels.

The Company routinely engage shipyards to dry-dock its vessels for regulatory compliance and to provide repair and maintenance. Vessels may also have to be dry-docked or repaired at sea in the event of accidents or other unforeseen damage. Unexpected dry-dockings or repairs could require the Company to activate a reserve vessel, purchase additional fuel and operate a less-efficient, smaller vessel for a period of time. The Company also operates a number of older active and reserve vessels that may require more frequent and extensive maintenance. The cost of repairs is difficult to predict with certainty and can be substantial. In addition, the time when a vessel is out of service for maintenance is determined by a number of factors, including regulatory deadlines, market conditions, shipyard availability and customer requirements, and accordingly, the length of time that a vessel may be out of service may be longer than anticipated, which could adversely affect the Company’s business, financial condition, results of operations and cash flows.

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

In addition, the Company relies on SSAT for its stevedoring services at the ports of Long Beach and Oakland, California and Tacoma, Washington on the U.S. West Coast. The Company could be adversely affected by any changes in the services provided or to the costs of such services provided by SSAT.

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

The Company has completed the first phase of renovating and modernizing its Sand Island terminal in Honolulu Harbor. Significant additional upgrades and projects remain. The Company has also continued discussions with state and local authorities in Anchorage, Alaska regarding upgrades to those terminal and port facilities. Regulatory, construction or other delays or cost overruns related to the expansion and modernization of the terminals could have an adverse impact on the Company’s business plans, financial condition and results of operations. In addition, the terminal modernization programs may not result in improved operational productivity or generate expected returns.

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

A significant portion of Matson’s employees are covered by collective bargaining agreements. Furthermore, the Company relies on the services of third-parties, including SSAT, which employ persons covered by collective bargaining agreements. For additional information on collective bargaining agreements with unions, see Item 1.C. Employees and Labor Relations of Part I of this Annual Report.

The Company has been adversely affected by actions taken by employees of the Company or other companies in related industries against efforts by management of the Company or other companies to control labor costs, restrain wage or benefit increases or modify work practices. Strikes, slow-downs and disruptions have occurred as a result of the failure of Matson or other companies in its industry to negotiate collective bargaining agreements with such unions successfully.

In addition, any slow-downs, strikes, lock-outs or other disruptions, including limits on the availability of labor through trade union hiring halls, have had and in the future, particularly in years when collective bargaining agreements are being negotiated, could have an adverse impact on Matson’s or SSAT’s operations.

Loss of the Company’s key personnel or failure to adequately manage human capital could adversely affect its business.

The Company’s future success will depend, in significant part, upon the continued services of its key personnel and skilled employees, including its senior management, as well as key personnel at its joint venture partners. The permanent or temporary loss of the services of key personnel could adversely affect the Company’s future operating results because of such employees’ experience with and knowledge of the Company’s business and customer relationships. If key personnel and skilled employees depart or are unable to work, the Company’s ability to execute its business model could be impaired to the extent it cannot replace such personnel or sufficiently train new personnel in a timely manner. In addition, the Company may incur significant costs to replace these employees. Whether the

Company can meet its labor needs is subject to a variety of pressures, including market compensation and benefit levels, which may be impacted by pressure within the industry to increase wages, including due to the threat of a labor strike; the availability of labor, which may be impacted by national and global labor trends including higher-than-normal levels of individuals leaving the workforce during COVID-19 and industry trends including aging workforces that may reduce the available pool of skilled workers; a mismatch of skills or experience to support the evolving needs of the Company’s business; and employee expectations or desire for changes in the work environment. In addition, the Company’s workforce is aging, and within the next few years an increasing number of employees will be eligible to retire, which may result in a period of higher turnover rates than we have historically experienced and could amplify these challenges. The Company does not maintain key person insurance on any of its key personnel.

The Company’s investments in and efforts to manage its human capital and maintain a desirable workplace culture, including to create a safe and healthy work environment, improve diversity and create a respectful, responsive and inclusive culture, and foster a rewarding workplace for employee development and advancement, may not be successful in identifying, attracting, developing, motivating, retaining, competing for or replacing qualified personnel. These efforts and the Company’s reputation may also be impacted by any failure or perceived failure to meet or timely progress on publicly disclosed human capital-related goals and initiatives, including with respect to diversity, equity and inclusion, or to compare favorably with the progress or goals of its industry or peers. In addition, the Company may be subject to federal, state or local vaccine or other COVID-19 related mandates (including as a U.S. government contractor) and enforcement of such mandates may result in reputational harm, labor disruption and increased operating costs and impact the Company’s ability to attract and retain qualified talent, among other risks.

Risks Related to Information Technology

If the Company is not able to use its information technology and communications systems effectively, the Company’s ability to conduct business might be negatively impacted.

The Company is highly dependent on the proper functioning of our information technology systems to enable operations and compete effectively. The Company regularly updates its information technology systems or implements new systems, which could cause substantial business interruption. There is no assurance that the systems upgrades or new systems will meet the Company’s current or future business needs, or that they will operate as designed. For example, the Company recently completed a multi-year process to implement a new enterprise resource planning, or ERP, system intended to enhance operating efficiencies and provide more effective management of its business operations. System enhancements are on-going.

The Company’s information technology systems also rely on third-party service providers for access to the Internet, satellite-based communications systems, the electric grid, database storage facilities and telecommunications providers. The Company has no control over the operations of these third-party service providers. In the past, disruptions in the Company’s third-party service providers have impacted the Company’s operations, including the Company’s ability to book and manage freight, stow vessels, and process customs declarations. During periods where government and health officials recommended or required doing so in response to the COVID-19 pandemic, some of the Company’s employees worked from home or remotely, increasing the Company’s dependence on its information technology systems and third-party providers during that time. If the Company’s information technology and communications systems experience reliability issues, integration or compatibility concerns or if the Company’s third-party providers are unable to perform effectively or experience disruptions or failures, there could be an adverse impact on the availability and functioning of the Company’s information technology and communications systems, which could lead to business disruption or inefficiencies, reputational harm or loss of customers.

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

The Company recorded significant intangible assets related to goodwill, customer relationships and trade name arising from the Span Alaska acquisition. The Company is required to test goodwill for impairment annually, or whenever events or changes in circumstances indicate that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. Factors that could lead to an impairment of goodwill or intangible customer relationships include any significant adverse changes affecting the reporting segment’s financial condition, results of operations, and future cash flows.

A deterioration of the Company’s credit profile, disruptions of the credit markets or higher interest rates could restrict its ability to access the debt capital markets or increase the cost of debt.

Deterioration in the Company’s credit profile may have an adverse effect on the Company’s ability to access the private or public debt markets and also may increase its borrowing costs. If the Company’s credit profile deteriorates significantly, its access to the debt capital markets or its ability to renew its committed lines of credit may become restricted, or the Company may not be able to refinance debt at the same levels or on the same terms. Because the Company relies on its ability to draw on its revolving credit facilities to support its operations when required, any volatility in the credit and financial markets that prevents the Company from accessing funds (for example, a lender that does not fulfill its lending obligation) could have an adverse effect on the Company’s financial condition and cash flows. Additionally, the Company’s credit agreements generally include an increase in borrowing rates if the Company’s credit profile deteriorates. Furthermore, the Company incurs interest under its revolving credit facilities based on floating rates. Floating rate debt creates higher debt service requirements if market interest rates increase, as may be the case in connection with the U.S. Federal Reserve’s announced plans to increase interest rates in 2022, which would adversely affect the Company’s cash flow and results of operations. In addition, the floating rate on certain borrowings under the Company’s revolving credit facility is tied to LIBOR. Regulators in the United States and other countries have begun to phase out the use of LIBOR, with a complete phase out of U.S. dollar LIBOR rates currently expected by June 2023. Uncertainty regarding the transition from LIBOR to an alternate benchmark rate or rates could pose funding risks for the Company and adversely affect the Company’s financing costs. Disruptions to the credit markets as a result of the COVID-19 pandemic or other macroeconomic or financial market developments could increase the Company’s cost of capital and limit the Company’s access to capital.

Failure to comply with certain restrictive financial covenants contained in the Company’s credit facilities could preclude the payment of dividends, impose restrictions on the Company’s business segments, capital resources or other activities or otherwise adversely affect the Company.

The Company’s credit facilities contain certain restrictive financial covenants, the most restrictive of which include a maximum ratio of debt to earnings before interest, taxes, depreciation and amortization (“EBITDA”), a minimum ratio of EBITDA to interest expense, certain prohibitions on additional priority debt, certain prohibitions on sale and leaseback transactions, and the maintenance of minimum shareholders’ equity. If the Company does not maintain these and other required covenants, and a breach of such covenants is not cured timely or waived by the lenders, resulting in a default, the Company’s access to credit may be limited or terminated, dividends may be suspended, and the lenders could declare any outstanding amounts due and payable. The Company’s continued ability to borrow under its credit facilities is subject to compliance with these financial and other non-financial covenants.

The Company’s effective income tax rate may vary.

Various internal and external factors may have favorable or unfavorable material or immaterial effects on the Company’s effective income tax rate and, therefore, impact the Company’s net income and earnings per share. These factors include, but are not limited to changes in tax rates; changes in tax laws, regulations, and rulings; changes in interpretations of existing tax laws, regulations and rulings; changes in the evaluation of the Company’s ability to realize deferred tax assets, and changes in uncertain tax positions; changes in accounting principles; changes in current pre-tax income as well as changes in forecasted pre-tax income; changes in the level of Capital Construction Fund (“CCF”) deductions, non-deductible expenses, and expenses eligible for tax credits; changes in the mix of earnings among countries with varying tax rates; changes to the allowable amounts of foreign derived intangible income deductions; and acquisitions and changes in the Company’s corporate structure. These factors may result in periodic revisions to the Company’s effective income tax rate, which could affect the Company’s cash flow and results of operations.

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

The Company, including its vessels and terminals, is subject to numerous federal, state and local laws and regulations, including those related to safety, cabotage, equipment standards and government rates. In addition, the Company is subject to environmental laws and regulations, including those relating to air quality initiatives at port locations; air emissions; use of shore power at California ports; wastewater discharges; management of storm water; the transportation, handling and disposal of solid and hazardous materials, oil and oil-related products, hazardous substances and wastes; the investigation and remediation of contamination; health, safety and the protection of the environment and natural resources; and climate change, including any regulations, mandates or restrictions related to greenhouse gas emissions, such as a “cap and trade” system of allowances and credits, and energy use. Any changes in applicable laws and regulations, including their enforcement, interpretation or implementation that results in more stringent requirements than currently anticipated, as well as any new laws and regulations that are adopted could impose significant additional costs and limitations on the Company’s ability to operate. Mitigation strategies or contingency plans to remain in compliance with applicable laws and regulations may be unsuccessful, result in additional costs or experience delays. Such costs may not be recoverable through increased payments from customers. For a discussion of specific laws and regulations, see Part I, Item 1, of this Annual Report.

Federal, state and local laws and regulations require us to obtain certificates of financial responsibility and to adopt procedures for oil and hazardous substance spill prevention, response and clean up, among other requirements impacting the Company’s business. In complying with applicable laws and regulations, the Company has incurred expenses and may incur material future costs and expenses related to vessel and equipment modifications, new equipment, higher-priced fuel, changes in operating practices and procedures, tracking emissions, changing routes, adopting or modifying energy sources and undergoing additional oversight inspections, all of which could adversely affect the Company’s business and financial condition. For example, Matson’s vessels operate within emissions control areas, and the Company’s U.S. flagged vessels generally must be maintained “in class” and are subject to periodic inspections by the American Bureau of Shipping or similar classification societies. They also must be periodically inspected by, or on behalf of, the United States Coast Guard. The Company’s vessels’ operating certificates and licenses are renewed periodically during the required annual surveys of the vessels, but there is no assurance that the Company’s programs and policies will be sufficient to have such certificates and licenses renewed. The EPA also requires vessels to obtain coverage under a general permit and to comply with inspection, monitoring, discharge, recordkeeping and reporting requirements.

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

The nature of the Company’s business exposes it to the potential for disputes, legal or other proceedings, and government inquiries or investigations relating to antitrust matters, labor and employment matters, personal injury and property damage, environmental, shore power and other matters, as discussed in the other risk factors disclosed in this section or in other Company filings with the SEC. For example, Matson is a common carrier, whose tariffs, rates, rules and practices in dealing with its customers are governed by extensive and complex foreign, federal, state and local regulations, which may be the subject of disputes or administrative or judicial proceedings. If these disputes develop into proceedings, these proceedings, individually or collectively, could involve or result in significant expenditures or losses by the Company, or result in significant changes to Matson’s tariffs, rates, rules and practices in dealing with its customers.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

Matson leases terminal facilities including office and storage space. Material terminal facilities, which are used by the Company’s Ocean Transportation segment, include the following locations:

Terminal Location	Acreage
Honolulu, Hawaii	105
Anchorage, Alaska	38
Dutch Harbor, Alaska	18
Kodiak, Alaska	6
Tacoma, Washington	15
Polaris Point, Guam	30

The Company’s other primary terminal facilities located at the ports of Oakland and Long Beach, California, and Tacoma, Washington are leased by SSAT.

Other material facilities used in the Company’s operations by both of the Company’s segments include the following:

Other Material Facilities	Description of Facility	Square Footage
Pooler, Georgia	Warehouse	710,844
Oakland, California	Warehouse	406,463
Pooler, Georgia	Warehouse	324,832
Oakland, California	Warehouse	132,000
Anchorage, Alaska	Office / Cross-dock	54,000
Auburn, Washington	Office / Cross-dock	51,250

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

On November 10, 2021, the California Air Resources Board (“CARB”) issued a Notice of Violation (the “NOV”) to Matson for alleged violations of the Airborne Toxic Control Measure for Auxiliary Diesel Engines Operated on Ocean-Going Vessels At-Berth in a California Port pursuant to California Code of Regulations, title 17, section 93118.3. CARB regulations require that a company’s fleet plug into shore power for at least 80 percent of visits at California ports and reduce auxiliary engine power generation by at least 80 percent. The NOV alleges that Matson’s fleet did not meet the 80 percent thresholds during visits to the Port of Long Beach in 2020. The violations were alleged to have been incurred by chartered vessels in the CLX+ service. These chartered vessels were not outfitted with alternative maritime power (“AMP”) capability which would have allowed them to plug into the shore power grid and shut down the vessel diesel generators when at dock. The Company has presented mitigating factors for consideration in settlement discussions with CARB, as well as plans to achieve compliance in 2022. Although potential penalties for 2020 and 2021 violations could, in the aggregate, reasonably be expected to exceed $1 million, they are not expected to be material to the Company’s business or financial condition.

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

ITEM 4. MINE SAFETY DISCLOSURES

Not Applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

General Information: Matson’s common stock is traded on the New York Stock Exchange under the ticker symbol “MATX”. As of February 18, 2022, there were 2,018 shareholders of record of Matson common stock.

Stockholder Return Performance Graph and Trading Information: The following information in this Item 5 shall not be deemed filed for purposes of Section 18 of the Securities Exchange Act of 1934, nor shall it be deemed incorporated by reference in any filing under the Securities Act of 1933.

The cumulative total return listed below assumed an initial investment of $100 and reinvestment of dividends at each fiscal end and measures the performance of this investment as of the last trading day in the month of December for each of the five years ended December 31, 2021. The graph is a historical representation of past performance only and is not necessarily indicative of future performance.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN

Among Matson, Inc., the S&P 500 Index,
the S&P Midcap 400 Index, and the S&P Transportation Select Industry Index

$340
$290
$240
$190
$140
$90
$40
12/16
12/17
12/18
12/19
12/20
12/21
$284
$233
$187
$185
Matson, Inc.
S&P 500
S&P Midcap 400
S&P Transportation Select Industry

*	$100 invested on December 31, 2016 in stock or index, including reinvestment of dividends.

Trading volume averaged 291,899 shares a day in 2021, compared with 234,930 shares a day in 2020 and 155,804 shares a day in 2019, as reported by the New York Stock Exchange.

Dividends: Dividends declared per share of common stock by the Company for each fiscal quarter during 2021, 2020 and 2019 were as follows:

Dividends Declared	2021	2020	2019
First Quarter	$0.23	$0.22	$0.21
Second Quarter	$0.23	$0.22	$0.21
Third Quarter	$0.30	$0.23	$0.22
Fourth Quarter	$0.30	$0.23	$0.22

Matson’s Board of Directors also declared a cash dividend of $0.30 per share for the first quarter 2022, payable on March 3, 2022 to shareholders of record on February 10, 2022. Although Matson expects to continue paying quarterly cash dividends on its common stock, the declaration and payment of dividends are subject to the discretion of the Board of Directors and will depend upon Matson’s financial condition, results of operations, cash requirements and other factors deemed relevant by the Board of Directors.

Share Repurchases: The following is a summary of Matson common stock repurchased by the Company during the three months ended December 31, 2021:

			Total Number of	Maximum Number
			Shares Purchased	of Shares that May
	Total Number of		as Part of Publicly	Be Purchased
	Shares	Average Price	Announced Plans or	Under the Plans or
Period	Purchased	Paid Per Share	Programs (1)	Programs
October 1 – 31, 2021	368,259	$83.10	368,259	1,152,317
November 1 – 30, 2021	220,000	$87.13	220,000	932,317
December 1 – 31, 2021	416,520	$83.27	416,520	515,797
Total	1,004,779	$84.05	1,004,779
(1)	On June 24, 2021, the Company announced that Matson’s Board of Directors had approved a share repurchase program of up to 3.0 million shares of common stock through August 3, 2024. Shares will be repurchased in the open market from time to time, and may be made pursuant to a trading plan in accordance with Rule 10b5-1 of the Securities Exchange Act of 1934.

On January 27, 2022, the Company’s Board of Directors approved the addition of three million shares to the Company’s existing share repurchase program.

ITEM 6. REMOVED AND RESERVED

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS AND RISK FACTORS

The Company, from time to time, may make or may have made certain forward-looking statements, whether orally or in writing, such as forecasts and projections of the Company’s future performance or statements of management’s plans and objectives. These statements are “forward-looking” statements as that term is defined in the Private Securities Litigation Reform Act of 1995. Such forward-looking statements may be contained in, among other things, SEC filings such as Forms 10-K, 10-Q and 8-K, the Annual Report to Shareholders, press releases made by the Company, the Company’s Internet websites (including websites of its subsidiaries), and oral statements made by the officers of the Company. Except for historical information contained in these written or oral communications, such communications contain forward-looking statements. These include, for example, all references to 2022 or future years. New risk factors emerge from time to time and it is not possible for the Company to predict all such risk factors, nor can it assess the impact of all such risk factors on the Company’s business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements. Accordingly, forward-looking statements cannot be relied upon as a guarantee of future results and involve a number of risks and uncertainties that could cause actual results to differ materially from those projected in the statements, including but not limited to the factors that are described in Part I, Item 1A under the caption of “Risk Factors” of this Form 10-K, which section is incorporated herein by reference. The Company is not required, and undertakes no obligation, to revise or update forward-looking statements or any factors that may affect actual results, whether as a result of new information, future events, or circumstances occurring after the date of this report.

OVERVIEW

Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is designed to provide a discussion of the Company’s financial condition, results of operations, liquidity and certain other factors that may affect its future results from the perspective of management. The discussion that follows is intended to provide information that will assist in understanding the changes in the Company’s Consolidated Financial Statements from year to year, the primary factors that accounted for those changes, and how certain accounting principles, policies and estimates affect the Company’s Consolidated Financial Statements. MD&A is provided as a supplement to, and should be read in conjunction with the Consolidated Financial Statements and the accompanying notes to the Consolidated Financial Statements in Item 8 of Part II below. Discussion and analysis of the financial condition and results of operations of Matson for the years ended December 31, 2020 and 2019 can be found in Part II, Item 7 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2020, filed with the SEC on February 26, 2021.

MD&A is presented in the following sections:

◾	Historical Financial Information
◾	Fourth Quarter 2021 Discussion and Update on Business Conditions
◾	Consolidated Results of Operations
◾	Analysis of Operating Revenue and Income by Segment
◾	Liquidity and Capital Resources
◾	Commitments, Contingencies and Off-Balance Sheet Arrangements
◾	Critical Accounting Estimates

HISTORICAL FINANCIAL INFORMATION

The comparative selected financial information of the Company is presented for each of the five years in the period ended December 31, 2021. The information should be read in conjunction with Item 8, “Financial Statements and Supplementary Data.” All fiscal years include 52 weeks, except for the year ended December 31, 2021 which includes 53 weeks (a description of the Company’s fiscal year is included in Note 2 of the Consolidated Financial Statements in Item 8 of Part II below):

(In millions, except per share amounts)	2021	2020	2019	2018	2017
Operating Revenue:
Ocean Transportation	$3,132.8	$1,853.9	$1,666.6	$1,641.3	$1,571.8
Logistics	792.5	529.4	536.5	581.5	475.1
Total Operating Revenue	$3,925.3	$2,383.3	$2,203.1	$2,222.8	$2,046.9

Operating and Net Income:
Ocean Transportation (1)	$1,137.7	$244.8	$90.8	$131.1	$126.4
Logistics	49.8	35.5	38.3	32.7	20.9
Total Operating Income	1,187.5	280.3	129.1	163.8	147.3
Interest expense	(22.6)	(27.4)	(22.5)	(18.7)	(24.2)
Other income (expense), net	6.4	6.1	1.2	2.6	2.1
Income before Income Taxes	1,171.3	259.0	107.8	147.7	125.2
Income taxes (2)	(243.9)	(65.9)	(25.1)	(38.7)	105.8
Net Income	$927.4	$193.1	$82.7	$109.0	$231.0

Capital Expenditures:
Ocean Transportation	$322.4	$190.0	$294.5	$385.4	$305.3
Logistics	2.9	2.3	15.8	15.8	1.7
Total Capital Expenditures	$325.3	$192.3	$310.3	$401.2	$307.0

Depreciation and Amortization:
Ocean Transportation	$128.6	$107.4	$93.6	$87.0	$93.3
Logistics	7.3	7.5	6.8	7.4	7.9
	135.9	114.9	100.4	94.4	101.2
Deferred Dry-docking Amortization — Ocean Transportation	24.3	25.1	34.3	37.4	46.2
Total Depreciation and Amortization	$160.2	$140.0	$134.7	$131.8	$147.4

Earnings Per Share in Net Income:
Basic	$21.67	$4.48	$1.93	$2.55	$5.38
Diluted	$21.47	$4.44	$1.91	$2.53	$5.35

Cash dividends per share declared	$1.06	$0.90	$0.86	$0.82	$0.78

As of December 31:
Cash and cash equivalents	$282.4	$14.4	$21.2	$19.6	$19.8
Total debt obligations — including current portion	$614.7	$744.8	$958.4	$856.4	$857.1
Total Shareholders' equity	$1,667.4	$961.2	$805.7	$755.3	$677.2
Shares outstanding	41.0	43.2	42.9	42.7	42.5
(1)	The Ocean Transportation segment includes $56.3 million, $26.3 million, $20.8 million, $36.8 million and $28.2 million of equity in income from the Company’s investment in SSAT for 2021, 2020, 2019, 2018 and 2017, respectively.
(2)	Income taxes for the years ended December 31, 2019, 2018 and 2017 include a non-cash income tax (expense)/benefit of $2.9 million, $(2.9) million and $154.0 million, respectively, related to the remeasurement of the Company’s deferred assets and liabilities and other discrete adjustments as a result of applying the Tax Cut and Jobs Act of 2017.

FOURTH QUARTER 2021 DISCUSSION AND UPDATE ON BUSINESS CONDITIONS

Ocean Transportation: The Company’s container volume in the Hawaii service in the fourth quarter 2021 was 10.4 percent higher year-over-year. The increase was primarily due to (i) higher retail- and hospitality-related demand due to the continued rebound in tourism and the Hawaii economy and (ii) the benefit of an extra week, compared to the pandemic-reduced volume in the year ago period. Volume in the fourth quarter 2020 was negatively impacted by the state’s COVID-19 mitigation efforts, including restrictions on tourism. Tourism and the Hawaii economy continued to rebound in the fourth quarter 2021 despite a softening in airline passenger traffic early in the quarter due to the state’s efforts to address the spread of the COVID-19 Delta variant. In the near-term, we are cautiously optimistic on further economic recovery in Hawaii primarily due to improvement in the unemployment rate and increasing tourism traffic, including international visitors later in the year, but incremental waves of COVID-19 variants present the possibility of further economic slowdowns.

In China, the Company’s container volume in the fourth quarter 2021 increased 32.7 percent year-over-year. The increase was primarily due to volume from the China-California Express (“CCX”) service and the benefit of an extra week. The total number of eastbound voyages in the China service, including the impact of an extra week, increased by nine year-over-year, of which eight were CCX voyages and one was a CLX voyage. Volume demand in the quarter was driven by e-commerce, garments and other goods. Matson continued to realize a significant rate premium over the Shanghai Containerized Freight Index in the fourth quarter 2021 and achieved average freight rates that were considerably higher than in the year ago period. Supply chain congestion remains the current issue in the Transpacific tradelane due to ongoing elevated consumption trends, U.S. domestic supply chain constraints, and inventory restocking. For 2022, we expect these conditions to remain largely in place through at least the October peak season and expect elevated demand for our China service for most of the year.

In Guam, the Company’s container volume in the fourth quarter 2021 increased 14.0 percent year-over-year primarily due to higher retail-related demand compared to the pandemic-reduced volume in the year ago period. In the near-term, we are cautiously optimistic on further economic growth in Guam as tourism traffic improves as the year progresses.

In Alaska, the Company’s container volume for the fourth quarter 2021 increased 10.2 percent year-over-year primarily due to (i) the increase in volume from the Alaska-Asia Express (“AAX”), (ii) the benefit of an extra week, and (iii) higher southbound volume. In the near-term, we expect improving economic trends in Alaska, but the recovery’s trajectory continues to remain uncertain.

The contribution in the fourth quarter 2021 from the Company’s SSAT joint venture investment was $21.3 million, or $10.4 million higher than the fourth quarter 2020. The increase was primarily driven by higher other terminal revenue and higher revenue per lift.

Logistics: In the fourth quarter 2021, operating income for the Company’s Logistics segment was $14.8 million, or $5.2 million higher compared to the level achieved in the fourth quarter 2020. The increase was due primarily to higher contributions from supply chain management and transportation brokerage as a result of elevated goods consumption, inventory restocking and favorable supply and demand fundamentals in our core markets.

CONSOLIDATED RESULTS OF OPERATIONS

The following analysis of the financial results of operations of Matson for the years ended December 31, 2021 and 2020 should be read in conjunction with the Consolidated Financial Statements in Item 8 of Part II below.

Consolidated Results: 2021 compared with 2020:

	Years Ended December 31,
(Dollars in millions, except per share amounts)	2021	2020	Change
Operating revenue	$3,925.3	$2,383.3	$1,542.0	64.7%
Operating costs and expenses	(2,737.8)	(2,103.0)	(634.8)	30.2%
Operating income	1,187.5	280.3	907.2	323.7%
Interest expense	(22.6)	(27.4)	4.8	(17.5)%
Other income (expense), net	6.4	6.1	0.3	4.9%
Income before income taxes	1,171.3	259.0	912.3	352.2%
Income taxes	(243.9)	(65.9)	(178.0)	270.1%
Net income	$927.4	$193.1	$734.3	380.3%
Basic earnings per share	$21.67	$4.48	$17.19	383.7%
Diluted earnings per share	$21.47	$4.44	$17.03	383.6%

Fiscal Year: Fiscal years ended December 31, 2021 and 2020 include 53 and 52 weeks, respectively.

Consolidated Operating Revenue for the year ended December 31, 2021 increased $1,542.0 million, or 64.7 percent, compared to the prior year. The increase was due to an increase in Ocean Transportation revenue of $1,278.9 million and an increase in Logistics revenue of $263.1 million.

Operating Costs and Expenses for the year ended December 31, 2021 increased $634.8 million, or 30.2 percent, compared to the prior year. The increase was due to an increase in Ocean Transportation operating costs and expenses of $386.0 million and an increase in Logistics operating costs and expenses of $248.8 million.

Operating Income for the year ended December 31, 2021 increased $907.2 million, or 323.7 percent, compared to the prior year. The increase was due to an increase in Ocean Transportation operating income of $892.9 million and an increase in Logistics operating income of $14.3 million.

The reasons for changes in operating revenue, operating costs and expenses, and operating income are described below, by business segment, in the Analysis of Operating Revenue and Income by Segment.

Interest Expense was $22.6 million for the year ended December 31, 2021, compared to $27.4 million in the prior year. The decrease in interest expense was due to lower outstanding debt during the year ended December 31, 2021, compared to the prior year.

Other Income (Expense), net was $6.4 million for the year ended December 31, 2021, compared to $6.1 million in the prior year, and relates to the amortization of certain components of net periodic benefit costs or gains related to the Company’s pension and post-retirement plans, and interest income received from income tax refunds. The increase in Other income (expense) was due to favorable adjustments reflected in the Company’s pension and post-retirement plan liabilities during the year ended December 31, 2021.

Income Taxes for the year ended December 31, 2021 were $243.9 million, or 20.8 percent of income before income taxes, compared to $65.9 million, or 25.4 percent of income before income taxes in the prior year. The 2021 income tax rate benefited from a 2.5 percent deduction related to foreign-derived intangible income (“FDII”) under Section 250 of the Internal Revenue Code. The Company benefits from a FDII deduction as it relates to a U.S. corporation that generates income from services provided to foreign countries. The 2021 income tax rate also benefited from other discrete adjustments that lowered the effective tax rate in the current year.

Net Income during the year ended December 31, 2021 increased $734.3 million, or 380.3 percent, compared to the prior year.

ANALYSIS OF OPERATING REVENUE AND INCOME BY SEGMENT

The following analysis of operating revenue and income by segment for the years ended December 31, 2021 and 2020 should be read in conjunction with the Company’s reportable segments information included in Note 3 to the Consolidated Financial Statements in Item 8 of Part II.

Ocean Transportation: 2021 compared with 2020:

	Years Ended December 31,
(Dollars in millions)	2021	2020	Change
Ocean Transportation revenue	$3,132.8	$1,853.9	$1,278.9	69.0%
Operating costs and expenses	(1,995.1)	(1,609.1)	(386.0)	24.0%
Operating income	$1,137.7	$244.8	$892.9	364.7%
Operating income margin	36.3%	13.2%

Volume (Forty-foot equivalent units (FEU), except for automobiles) (1)
Hawaii containers	157,600	145,700	11,900	8.2%
Hawaii automobiles	46,600	46,600	—	0.0%
Alaska containers	78,200	72,600	5,600	7.7%
China containers	184,800	118,900	65,900	55.4%
Guam containers	21,900	18,900	3,000	15.9%
Other containers (2)	20,200	17,500	2,700	15.4%
(1)	Approximate volumes included for the period are based on the voyage departure date, but revenue and operating income are adjusted to reflect the percentage of revenue and operating income earned during the reporting period for voyages in transit at the end of each reporting period.
(2)	Includes containers from services in various islands in Micronesia and the South Pacific, and Okinawa, Japan.

Ocean Transportation revenue increased $1,278.9 million, or 69.0 percent, during the year ended December 31, 2021, compared with the year ended December 31, 2020. The increase was primarily due to higher revenue in China and Hawaii, higher fuel-related surcharge revenue, and higher revenue in Alaska. The higher revenue in China was primarily due to considerably higher average freight rates and higher volume. The higher revenue in Hawaii and Alaska was primarily the result of higher volume.

On a year-over-year FEU basis, Hawaii container volume increased 8.2 percent primarily due to (a) higher retail and hospitality-related demand due to the reopening of the Hawaii economy compared to the negatively impacted volume in the year ago period as a result of the pandemic and the state’s COVID-19 mitigation efforts and (b) the benefit of an extra week, partially offset by volume associated with the dry-docking of a competitor’s vessel in the second quarter of last year; Alaska volume increased by 7.7 percent due to (i) the increase in volume from the AAX, (ii) higher northbound volume primarily due to higher retail-related demand compared to the negatively impacted volume in the year ago period as a result of the pandemic and the state’s COVID-19 mitigation efforts, (iii) higher southbound volume, and (iv) the benefit of an extra week; China volume was 55.4 percent higher primarily due to (A) incremental volume from the CLX+ service, (B) the addition of volume from the CCX service, (C) higher volume on the CLX service as a result of increased capacity in the tradelane, and (D) the benefit of an extra week; Guam volume was 15.9 percent higher primarily due to higher retail-related demand compared to the negatively impacted volume in the year ago period as a result of the pandemic and the island’s COVID-19 mitigation measures; and Other container volume increased 15.4  percent primarily due to higher volume in Okinawa and the addition of China-Auckland Express volume in the South Pacific.

Ocean Transportation operating income increased $892.9 million during the year ended December 31, 2021, compared with the year ended December 31, 2020. The increase was primarily due to considerably higher average freight rates and higher volume in China, partially offset by higher operating costs and expenses primarily due to the CLX+ and CCX services.

The Company’s SSAT terminal joint venture investment contributed $56.3 million during the year ended December 31, 2021, compared to a contribution of $26.3 million during the year ended December 31, 2020. The increase was primarily driven by higher lift volume and higher other terminal revenue.

Logistics: 2021 compared with 2020:

	Years Ended December 31,
(Dollars in millions)	2021	2020	Change
Logistics revenue	$792.5	$529.4	$263.1	49.7%
Operating costs and expenses	(742.7)	(493.9)	(248.8)	50.4%
Operating income	$49.8	$35.5	$14.3	40.3%
Operating income margin	6.3%	6.7%

Logistics revenue increased $263.1 million, or 49.7 percent, during the year ended December 31, 2021, compared with the year ended December 31, 2020. The increase was primarily due to higher transportation brokerage and supply chain management revenue.

Logistics operating income increased $14.3 million, or 40.3 percent, for the year ended December 31, 2021, compared with the year ended December 31, 2020. The increase was due primarily to higher contributions from supply chain management, transportation brokerage and freight forwarding.

LIQUIDITY AND CAPITAL RESOURCES

Sources of liquidity available to the Company at December 31, 2021 compared to December 31, 2020, were as follows:

Cash and Cash Equivalents, Restricted Cash and Accounts Receivable: Cash and cash equivalents, restricted cash and accounts receivable, net, as of December 31, 2021 and 2020 were as follows:

	As of December 31,
(In millions)	2021	2020	Change
Cash and cash equivalents	$282.4	$14.4	$268.0
Restricted cash	$5.3	$5.3	$—
Accounts receivable, net (1)	$343.7	$253.4	$90.3
(1)	Eligible accounts receivable of $9.8 million and $1.7 million at December 31, 2021 and 2020, respectively, were assigned to the CCF.

Changes in the Company’s cash, cash equivalents and restricted cash for the years ended December 31, 2021, 2020 and 2019 were as follows:

	As of December 31,
				Change
(In millions)	2021	2020	2019	2021-2020	2020-2019
Net cash provided by operating activities (1)	$984.1	$429.8	$248.8	$554.3	$181.0
Net cash used in investing activities (2)	(323.4)	(177.0)	(306.9)	(146.4)	129.9
Net cash (used in) provided by financing activities (3)	(392.7)	(261.5)	62.0	(131.2)	(323.5)
Net increase (decrease) in cash, cash equivalents and restricted cash	268.0	(8.7)	3.9	276.7	(12.6)
Cash, cash equivalents and restricted cash, beginning of the period	19.7	28.4	24.5	(8.7)	3.9
Cash, cash equivalents and restricted cash, end of the period	$287.7	$19.7	$28.4	$268.0	$(8.7)

(1)	Changes in Net Cash Provided by Operating Activities: Changes in net cash provided by operating activities for the years ended December 31, 2021, 2020 and 2019 were as follows:

	Change
(In millions)	2021-2020	2020-2019
Net income	$734.3	$110.4
Amortization of operating lease right of use assets	28.5	14.1
Depreciation and amortization	21.0	14.5
Non-cash deferred income taxes	(18.9)	28.5
Other non-cash related changes, net	(3.1)	11.7
Income and distributions from SSAT, net	(38.5)	24.7
Accounts receivable, net	(42.3)	(65.8)
Prepaid expenses and other assets	(70.0)	(2.6)
Accounts payable, accruals and other liabilities	(5.2)	58.7
Operating lease liabilities	(23.8)	(16.0)
Deferred dry-docking payments	(19.5)	9.1
Deferred dry-docking amortization	(0.8)	(9.2)
Other long-term liabilities	(7.4)	2.9
Total	$554.3	$181.0

Income from SSAT was $56.3 million for the year ended December 31, 2021, compared to $26.3 million in the prior year. The increase in income from SSAT was primarily due to higher operating profits generated by SSAT during the year ended December 31, 2021, compared to the prior year. Cash distributions from SSAT were $46.9 million for the year ended December 31, 2021, compared to $55.4 million in the prior year. Cash distributions from SSAT are dependent on the level of cash available for distribution after operational and capital needs of SSAT. Changes in accounts receivable were primarily due to increased levels of revenue and the timing of collections associated with those receivables. Changes in prepaid expenses and other assets were primarily due to increased prepaid fuel and other operating related costs, primarily due to increased levels of operations, and prepaid income taxes primarily due to increased levels of earnings for the year ended December 31, 2021, compared to the prior year. Changes in accounts payable, accruals and other liabilities were primarily due to the increased level of operating costs and the timing of payments associated with those liabilities. Changes in operating lease liabilities were primarily due to new operating lease additions partially offset by operating lease terminations during the year ended December 31, 2021. Deferred dry-docking payments were $36.3 million for the year ended December 31, 2021, compared to $16.8 million in the prior year. The increase in deferred dry-docking payments was due to an increase in vessel dry-dock related activities during the year ended December 31, 2021, compared to the prior year.

(2)	Changes in Net Cash Used in Investing Activities: Changes in net cash used in investing activities for the years ended December 31, 2021, 2020 and 2019 were as follows:

	Change
(In millions)	2021-2020	2020-2019
Cash deposits into CCF	$101.2	$(36.2)
Withdrawals from CCF	(101.2)	36.2
Other capital expenditures	(205.9)	(13.3)
Capitalized vessel construction expenditures	72.9	131.3
Proceeds from disposal of property and equipment, net	(13.4)	11.9
Total	$(146.4)	$129.9

Capitalized vessel construction expenditures was $14.9 million for the year ended December 31, 2021, compared to $87.8 million in the prior year. The decrease in capitalized vessel construction expenditures (including cash deposited into the CCF less cash withdrawals from the CCF which are used for vessel construction related payments) was due to the completion of the Company’s fleet renewal program in 2020. Capitalized vessel construction expenditures incurred in 2021 related to the construction of a new flat-deck barge. Other capital expenditures (excluding capitalized vessel construction expenditures) was $310.4 million for the year ended December 31, 2021, compared to $104.5 million for the prior year. During the year ended December 31, 2021, the Company increased its purchases of containers, chassis and other terminal equipment, as compared to the prior year period, primarily driven by the increased level of operating activities. The increase in other capital expenditures was also due to the repurchase of Maunalei for $95.8 million, repurchase of other leased equipment, installation of scrubbers on certain vessels, and the timing of certain capital project activities during 2021 as compared to 2020. The decrease in proceeds from the disposal of property and equipment was primarily due to the sale and leaseback of chassis and container equipment for net proceeds of $14.3 million during the year ended December 31, 2020. There were no sale and leaseback transactions during the year ended December 31, 2021.

(3)	Changes in Net Cash (Used in) Provided by Financing Activities: Changes in net cash (used in) provided by financing activities for the years ended December 31, 2021, 2020 and 2019 were as follows:

	Change
(In millions)	2021-2020	2020-2019
Proceeds received from issuance of fixed interest debt	$(325.5)	$325.5
Repayments of fixed interest debt	157.2	(174.4)
Repayments and borrowings under revolving credit facility, net	235.5	(451.4)
Repurchase of Matson common stock	(198.3)	—
Payment of financing costs	15.5	(18.5)
Tax withholding related to net share settlements of restricted stock units	(8.8)	(2.5)
Dividends paid	(6.7)	(2.0)
Change in other payments, net	(0.1)	(0.2)
Total	$(131.2)	$(323.5)

During the year ended December 31, 2020, the Company received $325.5 million of proceeds from two new Title XI debt issuances. No new debt was issued during the year ended December 31, 2021. During the year ended December 31, 2021, the Company paid $59.3 million of scheduled principal payments, compared to $47.0 million of scheduled principal payments paid during the prior year. The Company prepaid $169.5 million of private debt at par in the year ended December 31, 2020. There was no prepayment of debt during 2021. Net repayments of the Company’s revolving credit facility totaled $71.8 million for the year ended December 31, 2021, compared to $307.3 million in the prior year. Net repayments of Company’s revolving credit facility were driven by increased cash generated by the Company’s operating activities. The Company’s revolving credit facility was fully repaid during the year ended December 31, 2021. The Company paid $3.0 million in financing costs related to amendments of its debt facilities during the year ended December 31, 2021, compared to $18.5 million in financing costs primarily related to the Title XI debt issuance in the prior year. The Company paid $198.3 million to repurchase common stock during the year ended December 31, 2021. No stock was repurchased in the prior year.

Debt: Total debt as of December 31, 2021 and 2020 is as follows:

	As of December 31,
(In millions)	2021	2020	Change
Revolving credit facility	$—	$71.8	$(71.8)
Fixed interest debt	629.0	688.3	(59.3)
Total Debt	$629.0	$760.1	$(131.1)

Total debt decreased by $131.1 million during the year ended December 31, 2021 compared to the prior year, and was fully repaid as of December 31, 2021. The decrease in the Company’s revolving credit facility was primarily due to increased cash generated by the Company’s operating activities. The decrease in fixed interest debt was due to scheduled debt payments made during the year ended December 31, 2021.

As of December 31, 2021, the Company had $642.0 million of unused capacity under the revolving credit facility, which matures on March 31, 2026. The leverage ratio under the debt agreements as of December 31, 2021 was approximately 0.5 times. The Company’s debt is described in Note 8 to the Consolidated Financial Statements in Item 8 of Part II.

Working Capital: The Company had a working capital surplus of $92.1 million at December 31, 2021, compared to a working capital deficiency of $205.6 million at December 31, 2020. Working capital is impacted by the use of cash to reduce the Company’s long-term revolving credit facility, capital expenditures, the amount and timing of collections associated with accounts receivable and other assets, and by the amount and timing of payments associated with accounts payable, accruals and other liabilities. The change in the Company’s working capital during the year ended December 31, 2021 was primarily due to increased cash provided by operating activities.

Capital Expenditures: The Company expects to make the following capital expenditures during the years ending December 31, 2022 and 2023:

Expected Capital Expenditures (in millions)	2022	2023
Maintenance and other capital expenditures	$80 - $90	~ $75
Equipment to support new Ocean Transportation tradelane services	$55 - $60	—
Payments on new neighbor island flat-deck barge	~ $10	—
LNG installations on existing vessels	$15 - $20	$55 - $65
Total Estimated Capital Expenditures	$160 - $180	$130 - $140

Maintenance and other capital expenditures includes amounts the Company expects to spend on the second phase of its program to modernize and renovate its terminal facility at Sand Island, Honolulu, Hawaii, repurchases of leased equipment, and annual equipment purchases to support the Company’s operations. LNG installations on existing vessels includes capital expenditure costs of approximately $35 million to install tanks, pipes and cryogenic equipment on Daniel K. Inouye, and approximately $60 million to re-engine Manukai to operate on LNG and conventional fuels. The LNG installation on Daniel K. Inouye is expected to begin in the first quarter of 2023 and last approximately five months. The twelve-month project to re-engine Manukai is expected to start after Daniel K. Inouye exits the dry-dock. The Company expects to fund capital expenditure from cash flows generated by operating activities, cash and cash equivalents and available borrowings under its revolving line of credit. Capital expenditures for other projects may arise during the year in addition to the amounts presented in the table above.

The Company is also actively considering additional LNG installations on Kaimana Hila, at a cost of approximately $35 million, and on the two Kanaloa Class vessels (Lurline and Matsonia), at a cost of approximately $40 million each. The Company is also reviewing options for the replacement of three Jones Act qualifying vessels currently in use in the Alaska service for delivery later this decade. Costs related to these projects have not been included in the table above.

Repurchase of Shares: During the year ended December 31, 2021, the Company repurchased approximately 2.5 million shares for a total cost of $200.1 million. The maximum number of shares that may be purchased under the Company’s stock repurchase program was 515,797 shares at December 31, 2021. From January 1, 2022 through February 16, 2022, the Company repurchased approximately 0.3 million shares for a total cost of $30.5 million. On January 27, 2022, the Company’s Board of Directors approved the addition of three million shares to the Company’s existing share repurchase program.

COMMITMENTS, CONTINGENCIES AND OFF-BALANCE SHEET ARRANGEMENTS

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

The Company considers an accounting estimate to be critical if (i)(a) the accounting estimate requires the Company to make assumptions that are difficult or subjective about matters that were highly uncertain at the time that the accounting estimate was made, (b) changes in the estimate are reasonably likely to occur in periods after the period in which the estimate was made, or (c) use of different estimates by the Company could have been used; and (ii) changes in those accounting estimates would have had a material impact on the financial condition or results of operations of the Company. The critical accounting policies and estimates inherent in the preparation of the Company’s Consolidated Financial Statements are described below. Management has discussed the development and selection of these critical accounting estimates with the Audit Committee of our Board of Directors.

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

Long-lived Assets and Finite-lived Intangible Assets: Long-lived assets and finite-lived intangible assets are grouped at the lowest level reporting unit for which identifiable cash flows are available. In evaluating for impairment, the estimated future undiscounted cash flows generated by each of these asset groups are compared with the carrying value recorded for each asset group to determine if its carrying value is recoverable. If this review determines that the amount recorded will not be recovered, the amount recorded for the asset group is reduced to its estimated fair value. These asset impairment analyses are highly subjective because they require management to make assumptions and apply considerable judgments to, among other things, estimates of the timing and amount of future cash flows, expected useful lives of the assets, potential impact of future events, including changes in economic conditions and operating performance, and future costs of maintenance and improvements of the assets. If management uses different assumptions or if different conditions occur in future periods, the Company’s financial condition or its future operating results could be materially impacted. The Company has evaluated its long-lived assets and finite-lived intangible assets for impairment and determined that there was no impairment for the years ended December 31, 2021, 2020 and 2019.

Indefinite-life Intangible Assets and Goodwill: The Company’s intangible assets include goodwill, customer relationships and a trade name, and are grouped at the lowest level reporting unit for which identifiable cash flows are available. In estimating the fair value of a reporting unit, the Company uses a combination of a discounted cash flow model and fair value based on market multiples of earnings before interest, income taxes, depreciation and amortization (“EBITDA”). The discounted cash flow approach requires the Company to use a number of assumptions, including market factors specific to the business, the amount and timing of estimated future cash flows generated by the business over an extended period of time, long-term growth rates for the business, and a discount rate that considers the risks related to the amount and timing of the cash flows. Although the assumptions used by the Company in its discounted cash flow model are consistent with the assumptions the Company used to generate its internal strategic plans and forecasts, significant judgment is required to estimate the amount and timing of future cash flows from the reporting unit and the risk of achieving those cash flows. When using market multiples of EBITDA, the Company makes judgments about the comparability of multiples in closed and proposed transactions. Accordingly, changes in assumptions and estimates, including, but not limited to, changes driven by external factors, such as industry and economic trends, and those driven by internal factors, such as changes in the Company’s business strategy and its internal forecasts, could have a material effect on the Company’s financial condition or its future operating results. The Company has evaluated its indefinite-life intangible assets and goodwill for impairment and determined that there was no impairment for the years ended December 31, 2021, 2020 and 2019.

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

When estimating its reserves for retained risks and related liabilities, the Company considers a number of factors, including historical claims experience, demographic factors, current trends, and analyses provided by independent third-parties. Periodically, management reviews its assumptions and estimates used to determine the adequacy of the Company’s reserves for retained risks and other related liabilities. The Company’s retained risks and other related liabilities contain uncertainties because management is required to apply judgment and make long-term assumptions to estimate the ultimate cost to settle reported claims, and of claims incurred but not reported, as of the balance sheet date. Insurance related liabilities were $35.9 million and $32.4 million at December 31, 2021 and 2020, respectively. The Company’s estimate of insurance related liabilities could change if management uses different assumptions or if different conditions occur in future periods, however the Company does not expect any such change would have a material impact on the Company’s financial condition and results of operations.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Debt and Interest Rate Risks: The Company is exposed to changes in interest rates, primarily as a result of its borrowing and investing activities used to maintain liquidity and to fund business operations, including borrowings under its revolving credit facility and private placement term loans. In order to manage its exposure to changes in interest rates, the Company utilizes a balanced mix of both fixed-rate and variable-rate debt with various maturity dates. The nature and amount of the Company’s outstanding debt are expected to fluctuate as a result of future business requirements, market conditions and other factors. The Company’s outstanding fixed rate debt was $629.0 million as of December 31, 2021. The Company did not have any borrowings outstanding on its revolving credit facility as of December 31, 2021.

Other than in certain events of default, the Company is not obligated to prepay its variable and fixed rate debt prior to maturity. For fixed rate debt, changes in market interest rates would not affect the Company’s financial condition or results of operations.

Interest on borrowings under the Company’s revolving credit facility is calculated using the London Interbank Offered Rate (“LIBOR”). Current expectations are that the use of LIBOR will be discontinued as a benchmark interest rate by mid-2023. The expected discontinuation of LIBOR will require the Company and its lenders to transition from a LIBOR measurement to an alternative benchmark interest rate. The transition from LIBOR to another benchmark rate or rates could have an adverse impact on the cost of borrowings by the Company under its revolving credit facility that currently uses LIBOR as a benchmark rate. The potential effect of any such change in cost of borrowing under the Company’s revolving credit facility cannot yet be determined, but the Company does not expect it to have a material impact on the Company’s financial condition and results of operations. The Company does not expect any impact on the cost of borrowings under its fixed interest debt as a result of an expected transition from a LIBOR measurement.

Additional information about the Company’s debt is included in Note 8 to the Consolidated Financial Statements in Item 8 of Part II below.

Investment Risks: From time to time, the Company may invest its excess cash in short-term money market funds that purchase government securities or corporate debt securities, or in other deposit products allowed under the Company’s Cash Investment Policy. These money market funds and deposits maintain a weighted average maturity of less than 90 days, and accordingly, a one percent change in interest rates is not expected to have a material impact on the fair value of these investments or on interest income. The Company had a nominal amount on deposit in money market funds as of December 31, 2021 and 2020.

Through the CCF, the Company may, from time to time, invest in money market funds or other eligible investments. The Company’s cash deposits in the CCF as of December 31, 2021 and 2020 were nominal.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2021. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework (2013). Based on its assessment, management believes that, as of December 31, 2021, the Company’s internal control over financial reporting is effective. The Company’s independent registered public accounting firm, Deloitte & Touche LLP, has issued an attestation report on the Company’s internal control over financial reporting.

/s/ Matthew J. Cox	/s/ Joel M. Wine
Matthew J. Cox	Joel M. Wine
Chairman and Chief Executive Officer	Executive Vice President and Chief Financial Officer
February 25, 2022	February 25, 2022

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and the shareholders of Matson, Inc.

Opinions on the Financial Statements and Internal Control over Financial Reporting
We have audited the accompanying consolidated balance sheets of Matson, Inc. and subsidiaries (the “Company”) as of December 31, 2021 and 2020, the related consolidated statements of income and comprehensive income, shareholders' equity, and cash flows, for each of the three years in the period ended December 31, 2021, and the related notes (collectively referred to as the “financial statements”). We also have audited the Company’s internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2021, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.

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

Goodwill – Span Alaska Reporting Unit — Refer to Notes 2 and 6 to the financial statements

Critical Audit Matter Description

The Company’s evaluation of goodwill for impairment involves the comparison of the fair value of each reporting unit to its carrying value. In estimating the fair value of a reporting unit, the Company uses a combination of a discounted cash flow model and fair value based on market multiples of earnings before interest, taxes, depreciation and amortization (“EBITDA”). The discounted cash flow approach requires the Company to make several business assumptions related to discount rates and forecasts of future revenues. Changes in assumptions and estimates, including, but not limited to, changes driven by external factors, such as industry and economic trends, and those driven by internal factors, such as changes in the Company’s business strategy and its internal forecasts, could have a material effect on either the fair value, the amount of any goodwill impairment charge, or both. The goodwill balance was $327.8 million as of December 31, 2021, of which $78.6 million is allocated to a reporting unit in the Logistics reportable segment, resulting from the acquisition of Span Intermediate, LLC (“Span Alaska”) in fiscal year 2016. The Company has evaluated its goodwill for impairment as part of its annual assessment in fiscal year 2021 and determined that the fair value of the Span Alaska reporting unit exceeded the carrying amount as of the date of the impairment review.

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
February 25, 2022

We have served as the Company’s auditor since at least 1976; however, an earlier year could not be reliably determined.

MATSON, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

	Years Ended December 31,
(In millions, except per share amounts)	2021	2020	2019
Operating Revenue:
Ocean Transportation	$3,132.8	$1,853.9	$1,666.6
Logistics	792.5	529.4	536.5
Total Operating Revenue	3,925.3	2,383.3	2,203.1

Costs and Expenses:
Operating costs	(2,557.6)	(1,904.3)	(1,878.0)
Income from SSAT	56.3	26.3	20.8
Selling, general and administrative	(236.5)	(225.0)	(216.8)
Total Costs and Expenses	(2,737.8)	(2,103.0)	(2,074.0)

Operating Income	1,187.5	280.3	129.1
Interest expense	(22.6)	(27.4)	(22.5)
Other income (expense), net	6.4	6.1	1.2
Income before Income Taxes	1,171.3	259.0	107.8
Income taxes	(243.9)	(65.9)	(25.1)
Net Income	$927.4	$193.1	$82.7

Other Comprehensive Income (Loss), Net of Income Taxes:
Net Income	$927.4	$193.1	$82.7
Other Comprehensive Income (Loss):
Amortization of prior service cost	(4.6)	(4.7)	(4.5)
Amortization of net loss (gain)	25.0	(9.4)	2.7
Other adjustments	(0.5)	0.2	(0.6)
Total Other Comprehensive Income (Loss)	19.9	(13.9)	(2.4)
Comprehensive Income	$947.3	$179.2	$80.3

Basic Earnings Per Share	$21.67	$4.48	$1.93
Diluted Earnings Per Share	$21.47	$4.44	$1.91

Weighted Average Number of Shares Outstanding:
Basic	42.8	43.1	42.8
Diluted	43.2	43.5	43.3

See Notes to Consolidated Financial Statements.

MATSON, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	As of December 31,
(In millions)	2021	2020
ASSETS
Current Assets:
Cash and cash equivalents	$282.4	$14.4
Accounts receivable, net of allowance for credit loss of $10.1 million and $6.3 million, respectively	343.7	253.4
Prepaid expenses and other assets	78.4	38.1
Total current assets	704.5	305.9
Long-term Assets:
Investment in SSAT	58.7	48.7
Property and equipment, net	1,878.3	1,689.9
Operating lease right of use assets	434.6	251.4
Goodwill	327.8	327.8
Intangible assets, net	181.1	192.0
Deferred dry-docking costs, net	68.7	51.9
Other long-term assets	39.4	33.0
Total long-term assets	2,988.6	2,594.7
Total Assets	$3,693.1	$2,900.6

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Current portion of debt	$65.0	$59.2
Accounts payable and accruals	308.4	283.1
Operating lease liabilities	137.6	72.4
Other liabilities	101.4	96.8
Total current liabilities	612.4	511.5
Long-term Liabilities:
Long-term debt, net of deferred loan fees	549.7	685.6
Long-term operating lease liabilities	307.4	186.9
Deferred income taxes	425.2	389.6
Other long-term liabilities	131.0	165.8
Total long-term liabilities	1,413.3	1,427.9
Commitments and Contingencies (see Note 17)
Shareholders’ Equity:
Common stock - common stock without par value; authorized, 150 million shares ($0.75 stated value per share); outstanding, 41.0 million shares in 2021 and 43.2 million shares in 2020	30.7	32.4
Additional paid in capital	314.1	321.5
Accumulated other comprehensive loss, net	(30.9)	(50.8)
Retained earnings	1,353.5	658.1
Total shareholders’ equity	1,667.4	961.2
Total Liabilities and Shareholders’ Equity	$3,693.1	$2,900.6

See Notes to Consolidated Financial Statements.

MATSON, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
(In millions)	2021	2020	2019
Cash Flows From Operating Activities:
Net income	$927.4	$193.1	$82.7
Reconciling adjustments:
Depreciation and amortization	135.9	114.9	100.4
Amortization of operating lease right of use assets	103.3	74.8	60.7
Deferred income taxes	33.2	52.1	23.6
(Gain) Loss on disposal of property and equipment	(0.8)	2.8	(1.4)
Share-based compensation expense	19.3	18.8	11.3
Income from SSAT	(56.3)	(26.3)	(20.8)
Distributions from SSAT	46.9	55.4	25.2
Changes in assets and liabilities:
Accounts receivable, net	(90.3)	(48.0)	17.8
Deferred dry-docking payments	(36.3)	(16.8)	(25.9)
Deferred dry-docking amortization	24.3	25.1	34.3
Prepaid expenses and other assets	(48.1)	21.9	24.5
Accounts payable, accruals and other liabilities	39.6	44.8	(13.9)
Operating lease liabilities	(99.7)	(75.9)	(59.9)
Other long-term liabilities	(14.3)	(6.9)	(9.8)
Net cash provided by operating activities	984.1	429.8	248.8

Cash Flows From Investing Activities:
Capitalized vessel construction expenditures	(14.9)	(87.8)	(219.1)
Other capital expenditures	(310.4)	(104.5)	(91.2)
Proceeds from disposal of property and equipment	1.9	15.3	3.4
Cash deposits into Capital Construction Fund	(31.2)	(132.4)	(96.2)
Withdrawals from Capital Construction Fund	31.2	132.4	96.2
Net cash used in investing activities	(323.4)	(177.0)	(306.9)

Cash Flows From Financing Activities:
Proceeds from issuance of debt	—	325.5	—
Repayments of debt	(59.3)	(216.5)	(42.1)
Proceeds from revolving credit facility	304.3	648.0	622.1
Repayments of revolving credit facility	(376.1)	(955.3)	(478.0)
Payment of financing costs	(3.0)	(18.5)	—
Proceeds from issuance of common stock	—	0.1	0.3
Dividends paid	(45.9)	(39.2)	(37.2)
Repurchase of Matson common stock	(198.3)	—	—
Tax withholding related to net share settlements of restricted stock units	(14.4)	(5.6)	(3.1)
Net cash (used in) provided by financing activities	(392.7)	(261.5)	62.0

Net Increase (Decrease) in Cash, Cash Equivalents and Restricted Cash	268.0	(8.7)	3.9
Cash, Cash Equivalents and Restricted Cash, Beginning of the Year	19.7	28.4	24.5
Cash, Cash Equivalents and Restricted Cash, End of the Year	$287.7	$19.7	$28.4

Reconciliation of Cash, Cash Equivalents, and Restricted Cash, at End of the Year:
Cash and Cash Equivalents	$282.4	$14.4	$21.2
Restricted Cash	5.3	5.3	7.2
Total Cash, Cash Equivalents and Restricted Cash, End of the Year	$287.7	$19.7	$28.4

Supplemental Cash Flow Information:
Interest paid, net of capitalized interest	$19.3	$26.2	$22.0
Income tax paid, net of income tax refunds	$241.6	$(16.1)	$(24.2)

Non-cash Information:
Capital expenditures included in accounts payable, accruals and other liabilities	$6.4	$24.7	$8.5

See Notes to Consolidated Financial Statements.

MATSON, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

For the three years ended December 31, 2021

				Accumulated
	Common Stock		Additional	Other
		Stated	Paid In	Comprehensive	Retained
(In millions, except per share amounts)	Shares	Value	Capital	Income (Loss)	Earnings	Total
Balance at December 31, 2018	42.7	$32.0	$297.8	$(34.5)	$460.0	$755.3
Net income	—	—	—	—	82.7	82.7
Adoption of new lease accounting standard	—	—	—	—	4.4	4.4
Other comprehensive income (loss), net of tax	—	—	—	(2.4)	—	(2.4)
Share-based compensation	—	—	11.3	—	—	11.3
Shares issued, net of shares withheld for employee taxes	0.2	0.2	(2.9)	—	—	(2.7)
Dividends ($0.86 per share)	—	—	—	—	(37.3)	(37.3)
SSAT’s adoption of new lease accounting standard	—	—	—	—	(5.6)	(5.6)
Balance at December 31, 2019	42.9	32.2	306.2	(36.9)	504.2	805.7
Net income	—	—	—	—	193.1	193.1
Other comprehensive income (loss), net of tax	—	—	—	(13.9)	—	(13.9)
Share-based compensation	—	—	18.8	—	—	18.8
Shares issued, net of shares withheld for employee taxes	0.3	0.2	(3.5)	—	(2.2)	(5.5)
Equity interest in SSAT	—	—	—	—	2.2	2.2
Dividends ($0.90 per share)	—	—	—	—	(39.2)	(39.2)
Balance at December 31, 2020	43.2	32.4	321.5	(50.8)	658.1	961.2
Net income	—	—	—	—	927.4	927.4
Other comprehensive income (loss), net of tax	—	—	—	19.9	—	19.9
Share-based compensation	—	—	19.3	—	—	19.3
Shares issued, net of shares withheld for employee taxes	0.3	0.2	(14.7)	—	0.1	(14.4)
Share repurchase	(2.5)	(1.9)	(12.0)	—	(186.2)	(200.1)
Dividends ($1.06 per share)	—	—	—	—	(45.9)	(45.9)
Balance at December 31, 2021	41.0	$30.7	$314.1	$(30.9)	$1,353.5	$1,667.4

See Notes to Consolidated Financial Statements.

MATSON, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	DESCRIPTION OF THE BUSINESS

Matson, Inc., a holding company incorporated in the State of Hawaii, and its subsidiaries (“Matson” or the “Company”), is a leading provider of ocean transportation and logistics services. The Company consists of two segments, Ocean Transportation and Logistics. For financial information on the Company’s reportable segments for the three years ended December 31, 2021, see Note 3.

Ocean Transportation: Matson’s Ocean Transportation business is conducted through Matson Navigation Company, Inc. (“MatNav”), a wholly-owned subsidiary of Matson, Inc. Founded in 1882, MatNav provides a vital lifeline of ocean freight transportation services to the domestic non-contiguous economies of Hawaii, Alaska and Guam, and to other island economies in Micronesia. MatNav also operates premium, expedited services primarily from China to Long Beach, California, and provides services to Okinawa, Japan and various islands in the South Pacific, and operates an international export service from Dutch Harbor, Alaska to Asia. In addition, subsidiaries of MatNav provide stevedoring, refrigerated cargo services, inland transportation and other terminal services for MatNav and other ocean carriers on the Hawaiian islands of Oahu, Hawaii, Maui and Kauai, and in the Alaska locations of Anchorage, Kodiak and Dutch Harbor.

Matson has a 35 percent ownership interest in SSA Terminals, LLC, a joint venture between Matson Ventures, Inc., a wholly-owned subsidiary of MatNav, and SSA Ventures, Inc., a subsidiary of Carrix, Inc. (“SSAT”). SSAT currently provides terminal and stevedoring services to various carriers at eight terminal facilities on the U.S. West Coast, including three facilities dedicated for MatNav’s use. Matson records its share of income from SSAT in costs and expenses in the Consolidated Statements of Income and Comprehensive Income, and within the Ocean Transportation segment due to the nature of SSAT’s operations.

Logistics: Matson’s Logistics business is conducted through Matson Logistics, Inc. (“Matson Logistics”), a wholly-owned subsidiary of MatNav. Established in 1987, Matson Logistics extends the geographic reach of Matson’s transportation network throughout North America and Asia, and is an asset-light business that provides a variety of logistics services to its customers including: (i) multimodal transportation brokerage of domestic and international rail intermodal services, long-haul and regional highway trucking services, specialized hauling, flat-bed and project services, less-than-truckload services, and expedited freight services (collectively, “Transportation Brokerage” services); (ii) less-than-container load (“LCL”) consolidation and freight forwarding services (collectively, “Freight Forwarding” services); (iii) warehousing, trans-loading, value-added packaging and distribution services (collectively, “Warehousing” services); and (iv) supply chain management, non-vessel operating common carrier (“NVOCC”) freight forwarding and other services.

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

Fiscal Year: The year end for Matson is December 31. The period end for MatNav occurred on the last Friday in December, except for certain Company subsidiaries whose period closed on December 31. Included in these Consolidated Financial Statements are 53 weeks in the 2021 and 52 weeks in the 2020 and 2019 fiscal years for MatNav.

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

Use of Estimates: The preparation of the Consolidated Financial Statements in conformity with accounting principles generally accepted in the U.S. requires management to make estimates and assumptions that affect the amounts reported. Estimates and assumptions are used for, but not limited to: impairment of investments; impairment of long-lived assets, intangible assets and goodwill; capitalized interest; allowance for doubtful accounts and note receivables; legal contingencies; insurance reserves and other related liabilities; accrual estimates; pension and post-retirement estimates; multi-employer withdrawal liabilities; operating lease assets and liabilities; and income taxes. Future results could be materially affected if actual results differ from these estimates and assumptions.

Cash, Cash Equivalents and Restricted Cash: Cash equivalents consist of highly-liquid investments with original maturities of three months or less. The Company carries these investments at cost, which approximates fair value. There were no outstanding checks in excess of funds on deposit as of December 31, 2021. Outstanding checks in excess of funds on deposit totaled $19.9 million as of December 31, 2020, and are included in current liabilities in the Consolidated Balance Sheets. Restricted cash relates to amounts that are subject to contractual restrictions and are not readily available. Restricted cash was $5.3 million at December 31, 2021 and 2020, and is included in prepaid expenses and other assets in the Consolidated Balance Sheets.

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

Changes in the allowance for doubtful accounts receivable for the three years ended December 31, 2021, 2020 and 2019 were as follows:

	Balance at		Write-offs	Balance at
Year (in millions)	Beginning of Year	Expense (1)	and Other	End of Year
2021	$6.3	$4.2	$(0.4)	$10.1
2020	$4.3	$2.9	$(0.9)	$6.3
2019	$4.8	$0.6	$(1.1)	$4.3
(1)	Expense is shown net of amounts recovered from previously reserved doubtful accounts.

Prepaid Expenses and Other Assets: Prepaid expenses and other assets consist of the following at December 31, 2021 and 2020:

	As of December 31,
Prepaid Expenses and Other Assets (in millions)	2021	2020
Income tax receivables	$23.1	$0.3
Prepaid fuel	22.6	10.8
Prepaid insurance and insurance related receivables	10.1	7.5
Restricted cash - vessel construction obligations	5.3	5.3
Other	17.3	14.2
Total	$78.4	$38.1

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

Other Long-Term Assets: Other long-term assets consist of the following at December 31, 2021 and 2020:

	As of December 31,
Other Long-Term Assets (in millions)	2021	2020
Vessel and equipment spare parts	$12.8	$11.5
Insurance related receivables	10.4	10.5
Other	16.2	11.0
Total	$39.4	$33.0

Property and Equipment: Property and equipment is stated at cost. Property and equipment is depreciated using the straight-line method over the estimated useful lives of the assets. The estimated useful lives of property and equipment range up to the following maximum life:

Classification	Life
Vessels	40 years
Machinery and equipment	30 years
Terminal facilities	35 years

Capitalized Interest: The Company capitalizes interest costs during the period the qualified assets are being readied for their intended use. The Company determined that the vessel construction costs are considered qualifying assets for the purposes of capitalizing interest on these assets. The amount of capitalized interest is calculated based on the amount of payments incurred related to the construction of these vessels using a weighted average interest rate. The weighted average interest rate is determined using the Company’s average borrowings outstanding during the period. Capitalized interest is included in vessel construction in progress in property and equipment in the Company’s Consolidated Balance Sheets (see Note 5). During the years ended December 31, 2021, 2020 and 2019, the Company capitalized $0.2 million, $7.4 million and $15.6 million of interest related to the construction of new vessels, respectively.

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

Long-lived assets and finite-lived intangible assets are grouped at the lowest level reporting unit for which identifiable cash flows are available. In evaluating for impairment, the estimated future undiscounted cash flows generated by each of these asset groups are compared with the carrying value recorded for each asset group to determine if its carrying value is recoverable. If this review determines that the amount recorded will not be recovered, the amount recorded for the asset group is reduced to its estimated fair value. No impairment charges of long-lived assets and finite-lived intangible assets were recorded for the years ended December 31, 2021, 2020 and 2019.

Indefinite-life intangible assets and goodwill are grouped at the lowest level reporting unit for which identifiable cash flows are available. In estimating the fair value of a reporting unit, the Company uses a combination of a discounted cash flow model and fair value based on market multiples of earnings before interest, taxes, depreciation and amortization. Based upon the Company’s evaluation of its indefinite-life intangible assets and goodwill for impairment, the Company determined that the fair value of each reporting unit exceeds book value. No impairment charges of indefinite-life intangible assets and goodwill were recorded for the years ended December 31, 2021, 2020 and 2019.

Impairment Evaluation of SSAT: The Company’s investment in SSAT, a related party, is evaluated for impairment whenever there is evidence of impairment during the reporting period. If any impairment is identified, the Company evaluates if the decrease in the fair value of the investment below its carrying value is other-than-temporary. No impairment was identified during the years ended December 31, 2021, 2020 and 2019.

Other Liabilities: Other liabilities consist of the following at December 31, 2021 and 2020:

	As of December 31,
Other Liabilities (in millions)	2021	2020
Payroll and vacation	$35.8	$29.2
Employee incentives and other benefits	32.2	25.9
Insurance reserves and other related liabilities - short term	9.0	7.0
Multi-employer withdrawal liabilities - short term (see Note 12)	4.1	10.6
Income tax and other tax related liabilities	3.1	11.7
Other short-term liabilities	17.2	12.4
Total	$101.4	$96.8

Other Long-Term Liabilities: Other long-term liabilities consist of the following at December 31, 2021 and 2020:

	As of December 31,
Other Long-Term Liabilities (in millions)	2021	2020
Multi-employer withdrawal liability (see Note 12)	$50.8	$52.8
Pension and post-retirement liabilities (see Note 11)	43.3	82.0
Insurance reserves and other related liabilities	26.9	25.4
Other long-term liabilities	10.0	5.6
Total	$131.0	$165.8

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

Recognition of Revenues and Expenses: Revenue in the Company’s Consolidated Financial Statements is presented net of elimination of intercompany transactions. The following is a description of the Company’s principal revenue generating activities by segment, and the Company’s revenue recognition policy for each activity for the periods presented:

	Years Ended December 31,
Ocean Transportation (in millions) (1)	2021	2020	2019
Ocean Transportation services	$3,101.9	$1,821.7	$1,625.8
Terminal and other related services	16.0	19.1	24.8
Fuel sales	7.2	7.3	10.1
Vessel management and related services	7.7	5.8	5.9
Total	$3,132.8	$1,853.9	$1,666.6
(1)	Ocean Transportation revenue transactions are primarily denominated in U.S. dollars except for less than 3 percent of Ocean Transportation services revenue and fuel sales revenue categories which are denominated in foreign currencies.

◾	Ocean Transportation services revenue is recognized ratably over the duration of a voyage based on the relative transit time completed in each reporting period. Vessel operating costs and other ocean transportation operating costs, such as terminal operating overhead and selling, general and administrative expenses, are charged to operating costs as incurred.
◾	Terminal and other related services revenue is recognized as the services are performed. Related costs are recognized as incurred.
◾	Fuel sales revenue and related costs are recognized when the Company has completed delivery of the product to the customer in accordance with the terms and conditions of the contract.
◾	Vessel management and related services revenue is recognized in proportion to the services completed. Related costs are recognized as incurred.

	Years Ended December 31,
Logistics (in millions) (1)	2021	2020	2019
Transportation Brokerage and Freight Forwarding services	$707.4	$477.0	$489.0
Warehousing and distribution services	44.7	36.2	34.1
Supply chain management and other services	40.4	16.2	13.4
Total	$792.5	$529.4	$536.5
(1)	Logistics revenue transactions are primarily denominated in U.S. dollars except for approximately 5 percent of transportation brokerage and freight forwarding services revenue, and supply chain management and other services revenue categories which are denominated in foreign currencies.

◾	Transportation Brokerage and Freight Forwarding services revenue consists of amounts billed to customers for services provided. The primary costs include third-party purchased transportation services, agent commissions, labor and equipment. Revenue and the related purchased third-party transportation costs are recognized over the duration of a delivery based upon the relative transit time completed in each reporting period. Labor, agent commissions, and other operating costs are expensed as incurred. The Company reports revenue on a gross basis as the Company serves as the principal in these transactions because it is responsible for fulfilling the contractual arrangements with the customer and has latitude in establishing prices.
◾	Warehousing and distribution services revenue consist of amounts billed to customers for storage, handling, and value-added packaging of customer merchandise. Storage revenue is recognized in the month the service is provided to the customer. Storage related costs are recognized as incurred. Other warehousing and distribution services revenue and related costs are recognized in proportion to the services performed.
◾	Supply chain management and other services revenue, and related costs are recognized in proportion to the services performed.

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

Customer Concentration: The Ocean Transportation segment serves customers in numerous industries and carries a wide variety of cargo, mitigating its dependence upon any single customer or single type of cargo. In 2021, the Company’s 10 largest Ocean Transportation customers accounted for approximately 15 percent of the Company’s Ocean Transportation operating revenue.

The Logistics segment serves customers in numerous industries and geographical locations. In 2021, the Company’s 10 largest Logistics customers accounted for approximately 25 percent of the Company’s Logistics operating revenue.

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

The Company’s Ocean Transportation segment provides ocean transportation services to the Logistics segment, and the Logistics segment provides logistics services to the Ocean Transportation segment in certain transactions. Accordingly, inter-segment revenue of $213.8 million, $115.5 million and $102.3 million for the years ended December 31, 2021, 2020 and 2019, respectively, have been eliminated from operating revenues in the table below.

Reportable segment financial information for the years ended December 31, 2021, 2020 and 2019, and identifiable asset segment information at December 31, 2021 and 2020, are as follows:

	Years Ended December 31,
(In millions)	2021	2020	2019
Operating Revenue:
Ocean Transportation (1)	$3,132.8	$1,853.9	$1,666.6
Logistics (2)	792.5	529.4	536.5
Total Operating Revenue	$3,925.3	$2,383.3	$2,203.1
Operating Income:
Ocean Transportation (3)	$1,137.7	$244.8	$90.8
Logistics	49.8	35.5	38.3
Total Operating Income	1,187.5	280.3	129.1
Interest expense, net	(22.6)	(27.4)	(22.5)
Other income (expense), net	6.4	6.1	1.2
Income before Income Taxes	1,171.3	259.0	107.8
Income taxes	(243.9)	(65.9)	(25.1)
Net Income	$927.4	$193.1	$82.7

Capital Expenditures:
Ocean Transportation	$322.4	$190.0	$294.5
Logistics	2.9	2.3	15.8
Total Capital Expenditures	$325.3	$192.3	$310.3

Depreciation and Amortization:
Ocean Transportation	$128.6	$107.4	$93.6
Logistics	7.3	7.5	6.8
	135.9	114.9	100.4
Deferred dry-docking amortization - Ocean Transportation	24.3	25.1	34.3
Total Depreciation and Amortization	$160.2	$140.0	$134.7
(1)	Ocean Transportation operating revenue excludes inter-segment revenue of $81.0 million, $59.1 million and $52.8 million for the years ended December 31, 2021, 2020 and 2019, respectively.
(2)	Logistics operating revenue excludes inter-segment revenue of $132.8 million, $56.4 million and $49.5 million for the years ended December 31, 2021, 2020 and 2019, respectively.
(3)	Ocean Transportation segment information includes $56.3 million, $26.3 million, and $20.8 million of equity in income from the Company’s equity investment in SSAT for the years ended December 31, 2021, 2020 and 2019, respectively.

	As of December 31,
(In millions)	2021	2020
Identifiable Assets:
Ocean Transportation (1)	$3,096.6	$2,431.1
Logistics	596.5	469.5
Total Assets	$3,693.1	$2,900.6
(1)	The Ocean Transportation segment includes $58.7 million and $48.7 million related to the Company’s equity investment in SSAT as of December 31, 2021 and 2020, respectively.

4.	INVESTMENT IN SSAT

The Company accounts for its 35 percent ownership interest in SSAT using the equity method of accounting. The Company records its share of income from SSAT in costs and expenses within the Ocean Transportation segment due to operations of SSAT being an integral part of the Company’s Ocean Transportation business. The Company’s investment in SSAT was $58.7 million and $48.7 million at December 31, 2021 and 2020, respectively. During the year ended December 31, 2020, the Company recorded an increase of $2.2 million in its investment in SSAT and a corresponding increase in retained earnings related to the formation of a new subsidiary of SSAT, whose controlling interest is retained by SSAT.

The Company’s share of income recorded in the Consolidated Statements of Income and Comprehensive Income and dividends received by the Company during the years ended December 31, 2021, 2020 and 2019 are as follows:

	Years Ended December 31,
(In millions)	2021	2020	2019
Company's share of net income	$56.3	$26.3	$20.8
Distributions received	$46.9	$55.4	$25.2

The Company’s Ocean Transportation segment operating costs include $284.9 million, $251.6 million and $218.7 million for the years ended December 31, 2021, 2020 and 2019, respectively, for terminal services provided by SSAT. Accounts payable and accrued liabilities in the Consolidated Balance Sheets include $38.8 million and $29.8 million for terminal services payable to SSAT at December 31, 2021 and 2020, respectively.

A summary of the condensed balance sheets of SSAT at December 31, 2021 and 2020 is as follows:

	As of December 31,
Condensed Balance Sheets (in millions)	2021	2020
Current assets	$343.4	$294.3
Non-current assets	1,239.7	1,249.5
Total Assets	$1,583.1	$1,543.8

Current liabilities	$302.7	$238.2
Non-current liabilities	1,125.5	1,179.9
Equity	154.9	125.7
Total Liabilities and Equity	$1,583.1	$1,543.8

A summary of the condensed statements of operating income and net income of SSAT for years ended December 31, 2021, 2020 and 2019 are as follows:

	Years Ended December 31,
Condensed Statements of Operating Income and Net Income (in millions)	2021	2020	2019
Operating revenue	$1,297.5	$1,091.6	$1,098.3
Operating costs and expenses	1,113.8	1,003.2	1,035.3
Operating income	183.7	88.4	63.0
Net Income (1)	$161.7	$76.6	$57.2
(1)	Includes earnings from equity method investments held by SSAT less earnings allocated to non-controlling interests.

5.	PROPERTY AND EQUIPMENT

Property and equipment at December 31, 2021 and 2020, and depreciation expense for the years ended December 31, 2021, 2020 and 2019 is as follows:

	As of December 31, 2021			As of December 31, 2020
		Accumulated			Accumulated
(In millions)	Cost	Depreciation	Net Book Value	Cost	Depreciation	Net Book Value
Vessels	$2,243.8	$760.5	$1,483.3	$2,191.6	$785.5	$1,406.1
Containers and equipment	680.9	399.4	281.5	572.3	391.8	180.5
Terminal facilities and other property	128.3	49.2	79.1	119.8	45.1	74.7
Vessel construction in progress	14.9	—	14.9	—	—	—
Other construction in progress	19.5	—	19.5	28.6	—	28.6
Total	$3,087.4	$1,209.1	$1,878.3	$2,912.3	$1,222.4	$1,689.9

	Years Ended December 31,
(In millions)	2021	2020	2019
Depreciation expense	$117.1	$97.1	$86.3

6.	GOODWILL AND INTANGIBLE ASSETS

Goodwill by segment as of December 31, 2021 and 2020 consists of the following:

	Ocean
(In millions)	Transportation	Logistics	Total
Goodwill	$222.6	$105.2	$327.8

Logistics goodwill of $105.2 million includes $78.6 million acquired as part of the acquisition of Span Intermediate, LLC (“Span Alaska”) in August 2016 that was allocated to the Span Alaska reporting unit, and $26.6 million relates to other Logistics acquisitions that were allocated to the Logistics reporting unit.

Intangible assets by segment as of December 31, 2021 and 2020 consist of the following:

	As of December 31, 2021			As of December 31, 2020
	Gross	Accumulated		Gross	Accumulated
(In millions)	Amount	Amortization	Net Book Value	Amount	Amortization	Net Book Value
Ocean Transportation - Customer relationships	$140.6	$44.6	$96.0	$140.6	$37.9	$102.7
Logistics:
Customer relationships	90.1	32.3	57.8	90.1	28.1	62.0
Trade name	27.3	—	27.3	27.3	—	27.3
Total Logistics	117.4	32.3	85.1	117.4	28.1	89.3
Total	$258.0	$76.9	$181.1	$258.0	$66.0	$192.0

Ocean Transportation intangible assets of $140.6 million relate to customer relationships acquired as part of the acquisition of Horizon Lines, Inc. (“Horizon”) on May 29, 2015, and are being amortized over 21 years. Logistics intangible assets include $79.3 million of customer relationships which are being amortized over 20 years, and $27.3 million of an indefinite life trade name, both acquired as part of the Span Alaska acquisition. The remaining Logistics customer relationships of $10.8 million are being amortized over a period of approximately 13 years.

Intangible assets related amortization expense for 2021, 2020 and 2019, is as follows:

	Years Ended December 31,
(In millions)	2021	2020	2019
Amortization expense	$10.9	$10.9	$11.1

As of December 31, 2021, estimated amortization expense related to customer relationship intangible assets during the next five years and thereafter is as follows:

Customer
Year (in millions)	Relationships
2022	$10.7
2023	10.7
2024	10.7
2025	10.7
2026	10.7
Thereafter	100.3
Total	$153.8

7.	CAPITAL CONSTRUCTION FUND

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

As of December 31, 2021 and 2020, $9.8 million and $1.7 million of eligible accounts receivable were assigned to the CCF, respectively. Due to the nature of the assignment of eligible accounts receivable into the CCF, such assigned amounts are classified as part of accounts receivable in the Consolidated Balance Sheets. At December 31, 2021 and 2020, the amounts on deposit in the CCF invested in a money market fund, which is classified as other long-term assets in the Company’s Consolidated Balance Sheets, were nominal.

8.	DEBT

At December 31, 2021 and 2020, the Company’s debt consisted of the following:

	As of December 31,
(In millions)	2021	2020
Private Placement Term Loans:
3.66%, payable through 2023	$13.7	$22.8
4.16%, payable through 2027	28.8	34.0
3.37%, payable through 2027	69.2	75.0
3.14%, payable through 2031	151.2	169.6
4.31%, payable through 2032	25.4	27.9
Title XI Debt:
5.34%, payable through 2028	15.4	17.6
5.27%, payable through 2029	17.6	19.8
1.22%, payable through 2043	174.1	182.0
1.35%, payable through 2044	133.6	139.6
Revolving credit facility, maturity date of March 31, 2026	—	71.8
Total Debt	629.0	760.1
Less: Current portion	(65.0)	(59.2)
Total Long-term Debt	564.0	700.9
Less: Deferred loan fees	(14.3)	(15.3)
Total Long-term Debt, net of deferred loan fees	$549.7	$685.6

The following is a description of the Company’s debt:

Private Placement Term Loans: During 2012, the Company issued $170.0 million of unsecured notes, which were funded in three tranches, $77.5 million at an interest rate of 3.66 percent, $55.0 million at an interest rate of 4.16 percent, and $37.5 million at an interest rate of 4.31 percent (the “2012 Notes”). Principal and interest are payable semi-annually. The 2012 Notes began to amortize in 2015 with aggregate semi-annual payments of $4.6 million which continued through 2016, followed by $8.4 million in 2017 through mid-year 2023, $3.8 million from mid-year 2023 through mid-year 2027, and $1.2 million thereafter.

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

Revolving Credit Facility:

On March 31, 2021, the Company entered into the Second Amended and Restated Credit Agreement (the “Credit Agreement”), which amended and restated that certain Amended and Restated Credit Agreement dated as of June 29, 2017. The Credit Agreement extended the maturity date to March 31, 2026, and retained the existing committed aggregate borrowings of up to $650 million. The Credit Agreement amended certain covenants and other terms set forth in the prior credit agreement, including (i) amending the pricing grid to provide for pricing ranging from, at the Company’s election, LIBOR plus a margin between 1.00 percent and 1.75 percent depending on the Company’s consolidated net leverage ratio, or base rate plus a margin between 0.00 percent and 0.75 percent depending on the Company’s consolidated net leverage ratio; (ii) reducing the maximum permitted consolidated leverage ratio to 3.50 to 1.0, with an option for a one-time increase to 4.0 to 1.0 in connection with a material acquisition; and (iii) removing certain additional limitations on stock redemptions and repurchases, sale and leaseback transactions and asset sales during the period from March 31, 2020 through and including December 30, 2021 that were added in March 2020, and (iv) removing certain additional limitations on incurrence of priority debt through December 21, 2027 that were added in March 2020. The Company may prepay any amounts outstanding under the Credit Agreement without premium or penalty. The Credit Agreement contains affirmative, negative and financial covenants customary for financings of this type, including, among other things, limitations on certain other indebtedness, loans and investments, liens, mergers, asset sales, and transactions with affiliates. The Credit Agreement also contains customary events of default. The Company paid fees of approximately $2.2 million in connection with the closing of the Credit Agreement which is included in other long-term assets in the Consolidated Balance Sheet as of December 31, 2021.

As of December 31, 2021, the Company had $642.0 million of remaining borrowing availability under the revolving credit facility. The Company had $8.0 million of letters of credit outstanding as of December 31, 2021. Based on the Company’s consolidated net leverage ratio, which stipulates borrowing margins, the interest rate applicable to the revolving credit facility was approximately 1.10 percent at December 31, 2021. Borrowings under the revolving credit facility are classified as long-term debt in the Consolidated Balance Sheet, as principal payments are not required until the maturity date.

Amendments to Existing Private Placement Term Loan Facilities and New Shelf Facilities (“Private Loan Facilities”):

On March 31, 2021, the Company and the holders of the notes party thereto entered into amendments (collectively, the “2021 Note Amendments”) to each of (i) the Third Amended and Restated Note Purchase Agreement and Private Shelf Agreement dated as of September 14, 2016, among the Company and the holders of the notes issued thereunder, as amended; and (ii) the Note Purchase Agreement dated December 21, 2016 among the Company and the holders of the notes issued thereunder, in each case as amended prior to such date.

The 2021 Note Amendments amended certain covenants and other terms, including (i) eliminating the Leverage Relief Period and associated quarterly interest enhancement payments that were added in March 2020; (ii) removing certain other fees and increases to interest rate through December 31, 2021 and thereafter that were added in March 2020; (iii) reducing the maximum permitted consolidated leverage ratio to 3.50 to 1.0, with an option for a one-time increase to 4.0 to 1.0 in connection with a material acquisition, with potential interest enhancement payments if leverage is over 3.25 to 1.0; and (iv) removing certain additional limitations on stock redemptions and repurchases, sale and leaseback transactions and asset sales during the period from March 31, 2020 through and including December 30, 2021 that were added in March 2020, and (v) removing certain additional limitations on the incurrence of priority debt through December 21, 2027 that were added in March 2020. The Company paid fees of approximately $0.8 million related to the 2021 Note Amendments which is included in deferred loan fees in debt in the Consolidated Balance Sheet as of December 31, 2021.

Debt Maturities: At December 31, 2021, debt maturities during the next five years and thereafter are as follows:

As of
Year (in millions)	December 31, 2021
2022	$65.0
2023	60.4
2024	51.7
2025	51.7
2026	51.7
Thereafter	348.5
Total Debt	$629.0

Deferred Loan Fees: Activity relating to deferred loan fees for the year ended December 31, 2021 are as follows:

Deferred Loan Fees (in millions)	Amount
Deferred financing costs related to Title XI bonds and private placement debt amendments	$16.0
Deferred fees expensed related to the redemption of private placement debt	(0.2)
Amortization expense for the year ended December 31, 2021	(1.5)
Balance at December 31, 2021	$14.3

As of December 31, 2021, amortization expense relating to deferred loan fees during the next five years and thereafter are as follows:

Year (in millions)	Amount
2022	$1.3
2023	1.3
2024	1.2
2025	1.2
2026	1.0
Thereafter	8.3
Total amortization expense of deferred loan fees	$14.3

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

The 2020 Title XI Debt agreements contain customary representations and warranties as well as affirmative and negative covenants, defaults and other provisions typical for MARAD-guaranteed financings of this type, with definitions, limitations and financial tests all as negotiated between MatNav and MARAD. As part of the 2020 Title XI Debt agreements, certain covenants contained in the Existing Title XI Bonds were eliminated. The covenants in the 2020 Title XI Debt agreements include, among other things, limitations on certain other indebtedness, loans and investments, liens, mergers, asset sales, sale and leasebacks, and transactions with affiliates as defined within the 2020 Title XI Debt agreements. Certain of the covenants in the 2020 Title XI Debt agreements are applicable only upon and during the continuance of either (i) an event of default or (ii) the failure of either the Company or MatNav to meet certain supplemental financial tests.

●	The supplemental financial tests applicable to MatNav include maintenance of a working capital minimum of $1, and maintenance of a long term debt to net worth ratio of greater than or equal to 2.0 to 1.0; and
●	The supplemental financial tests applicable to the Company include maintenance of a net worth greater than or equal to 90% of the net worth of the Company as set forth in the most recent audited financial statements prior to closing of the issuance of the 2020 Title XI Bonds and compliance with the leverage ratio set forth in the Credit Agreement.

Debt Security and Guarantees: All of the debt of the Company and MatNav, including related guarantees, as of December 31, 2021 was unsecured, except for the Existing Title XI Bonds and the 2020 Title XI Debt.

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

The 2020 Title XI Debt agreements also provide that the two vessels securing the Existing Title XI Bonds – Manukai and Maunawili (the “Existing Vessels”) – also secure the 2020 Title XI Bonds until the Existing Title XI Debt are retired in 2028 and 2029, respectively, subject to certain exceptions.

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

The Company’s sub-lease income was nominal to the Company’s Consolidated Statements of Income and Comprehensive Income for the years ended December 31, 2021 and 2020. The Company did not have any finance leases during the years ended December 31, 2021 and 2020. Certain of the Company’s lease agreements include rental payments that may be adjusted in the future based on economic conditions and others include rental payments adjusted periodically for inflation. Variable lease expense is disclosed for the adjusted portion of such payments.

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

Components of Lease Cost: Components of lease cost recorded in the Company’s Consolidated Statement of Income and Comprehensive Income for the years ended December 31, 2021 and 2020 consisted of the following:

	Years Ended
	December 31,
(In millions)	2021	2020
Operating lease cost	$110.7	$83.1
Short-term lease cost	3.1	10.6
Variable lease cost	0.6	0.8
Total lease cost	$114.4	$94.5

Other Lease Information: Other information related to the Company’s operating leases for the years ended December 31, 2021 and 2020 are as follows:

	Years Ended
	December 31,
(In millions)	2021	2020
Cash paid for amounts included in operating lease liabilities	$107.9	$83.6
Right of use assets obtained in the exchange for new operating lease liabilities	$321.7	$70.1

	As of December 31,
	2021	2020
Weighted average remaining operating lease term	5.1 years	7.0 years
Weighted average incremental borrowing rate	2.1%	3.7%

Maturities of operating lease liabilities at December 31, 2021 are as follows:

As of
Year (in millions)	December 31, 2021
2022	$145.1
2023	118.5
2024	98.3
2025	48.7
2026	20.0
Thereafter	52.7
Total lease payments	483.3
Less: Interest	(38.3)
Present value of operating lease liabilities	445.0
Less: Short-term portion	(137.6)
Long-term operating lease liabilities	$307.4

Sale and Leaseback of Equipment:  On March 25, 2020, the Company entered into an agreement for the sale and leaseback of multiple tranches of chassis and container equipment. The net proceeds from the sales were $14.3 million, and the gain on the disposal of the equipment was not material to the Company’s Consolidated Financial Statements. The Company subsequently leased back the equipment under a five-year operating lease agreement, and the obligations under the lease are included in the maturities of operating lease liabilities table above. There were no sale and leaseback transactions during 2021 and 2019.

Termination of Vessel Charter: On November 26, 2018, MatNav entered into agreements whereby the MatNav owned vessel Maunalei was sold for $106.0 million and subsequently leased back from the buyer-lessor under a Bareboat Charter Agreement (the “Charter”). The transaction qualified for sale and leaseback treatment under ASC 840, Leases, with the Charter treated as an operating lease for accounting purposes. Lease payments were approximately $3.0 million per quarter, and the base term of the Charter was five years with a two year end-of-term renewal option.

On July 7, 2021, MatNav entered into an agreement to terminate the Charter for $95.8 million, thereby acquiring the vessel. The Company paid for the termination with a combination of cash on hand and borrowing on the revolving credit facility. The Company derecognized the related right-of-use (“ROU”) asset of $27.4 million and ROU liability of $28.5 million, and increased property and equipment by $94.7 million, net. Concurrent with the termination of the Charter, the Company was released from certain obligations under a guaranty related to the Charter.

10.	INCOME TAXES

Income Taxes:

Income taxes for the years ended December 31, 2021, 2020 and 2019 consisted of the following:

	Years Ended December 31,
(In millions)	2021	2020	2019
Current:
Federal	$181.2	$—	$0.2
State	35.6	8.7	3.2
Foreign	2.5	1.4	1.3
Discrete adjustments related to the Tax Act (1)	—	—	(2.9)
Total	219.3	10.1	1.8
Deferred:
Deferred tax expense	24.6	55.8	23.3
Total income taxes	$243.9	$65.9	$25.1
(1)	Current income taxes for the year ended December 31, 2019 include a non-cash income tax benefit of $2.9 million, which relates to discrete adjustments as a result of applying the provisions of the 2017 Tax Cuts and Jobs Act of 2017 (the “Tax Act”).

Income taxes for the years ended December 31, 2021, 2020 and 2019 differ from amounts computed by applying the statutory federal rate to income before income taxes for the following reasons:

	Years Ended December 31,
	2021	2020	2019
Computed federal income tax expense	21.0%	21.0%	21.0%
State income tax	3.1%	3.5%	4.1%
Foreign-derived intangible income (FDII)	(2.5)%	—%	—%
Valuation allowance	(0.3)%	(0.2)%	(0.3)%
Foreign taxes	0.2%	0.6%	1.2%
Remeasurement and discrete adjustments related to the Tax Act (1)	—%	—%	(2.7)%
Share-based payments	(0.2)%	(0.5)%	(0.1)%
Other — net	(0.5)%	1.0%	0.1%
Effective income tax rate	20.8%	25.4%	23.3%
(1)	Effective income tax rate for the year ended December 31, 2019 includes the impact of a non-cash income tax benefit of $2.9 million, or 2.7 percent, which related to certain discrete adjustments as a result of applying the provisions of the Tax Act.

The tax effects of temporary differences that gave rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 2021 and 2020, were as follows:

	As of December 31,
(In millions)	2021	2020
Deferred tax assets:
Operating lease liabilities	$111.7	$63.5
Multi-employer withdrawal liabilities	13.8	15.6
Pension and post-retirement plans	11.1	21.7
Deferred compensation	10.4	8.2
Insurance reserves	6.0	5.3
State net operating losses	5.4	7.5
Other	17.8	15.7
Total deferred tax assets	176.2	137.5
Valuation allowance	(5.3)	(10.0)
Total deferred tax assets, net of valuation allowance	170.9	127.5

Deferred tax liabilities:
Basis differences for property and equipment	423.5	372.4
Operating lease right of use assets	109.3	61.5
Intangibles	41.3	40.5
Investment in SSAT	12.4	7.4
Capital Construction Fund	1.3	6.7
Lease financing	—	22.0
Other	6.0	6.6
Total deferred tax liabilities	593.8	517.1
Deferred tax liability, net	$422.9	$389.6

Valuation Allowance: Valuation allowances recorded against the Company’s foreign income tax net operating losses (“NOLs”) and a portion of the state income tax NOLs were $5.3 million and $10.0 million as of December 31, 2021 and 2020, respectively. The Company believes that it is more likely than not that the benefit from these deferred assets will not be realized. The Company recorded a decrease to its valuation allowance of $4.7 million, $0.6 million and $0.9 million during the years ended December 31, 2021, 2020 and 2019, respectively.

Net Operating Losses and Tax Credit Carryforwards: The Company’s NOLs and tax credit carryforwards at December 31, 2021 and 2020 were as follows:

(In millions)	Expiration Date	2021	2020
U.S. Federal income tax NOLs	Various dates beginning in 2027	$2.4	$7.6
U.S. State income tax NOLs (1)	Various dates beginning in 2032	$159.8	$185.9
U.S. State alternative minimum tax credit	No expiration date	$4.4	$4.0
Foreign income tax NOLs	No expiration date	$8.8	$11.9
(1)	U.S. State income tax NOLs are presented on a gross tax basis. The Company does not expect to benefit from $157.9 million of U.S. State income tax NOLs as of December 31, 2021 and 2020.

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

Unrecognized Tax Benefits: Total unrecognized benefits represent the amount that, if recognized, would favorably affect the Company’s incomes taxes and effective tax rate in future periods. The Company does not expect a material change in gross unrecognized benefits in the next twelve months. A reconciliation of the beginning and ending amount of gross unrecognized tax benefits is as follows:

Unrecognized Tax Benefits (in millions)	Amount
Balance at December 31, 2018	$15.1
Changes in tax positions of prior years, net	2.1
Reductions for lapse of statute of limitations	(0.8)
Balance at December 31, 2019	16.4
Changes in tax positions of prior years, net	2.1
Reductions for lapse of statute of limitations	(0.2)
Balance at December 31, 2020	18.3
Changes in tax positions of prior years, net	1.1
Reductions for lapse of statute of limitations	(0.2)
Balance at December 31, 2021	$19.2

Included in the balance of unrecognized tax benefits at December 31, 2021 are potential benefits of $19.2 million that, if recognized, would affect the Company’s income taxes and effective tax rate. The Company recognizes potential accrued interest and penalties related to unrecognized tax benefits in income taxes. To the extent interest and penalties are not ultimately assessed with respect to the settlement of uncertain tax positions, amounts accrued will be reduced and reflected as a reduction of the Company’s income taxes. Interest accrued related to the balance of unrecognized tax benefits totaled $0.1 million as of December 31, 2021 and 2020.

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

The Company’s target and actual asset allocations at December 31, 2021 and 2020 were as follows:

Asset Categories	Target	2021	2020
Domestic equity securities	53%	61%	60%
International equity securities	15%	16%	17%
Debt securities	22%	15%	17%
Real estate	5%	6%	5%
Other and cash	5%	2%	1%
Total	100%	100%	100%

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

The expected return on plan assets is principally based on the Company’s historical returns combined with the Company’s long-term future expectations regarding asset class returns, the mix of plan assets, and inflation assumptions. Actual return on plan assets for the periods presented are as follows:

Actual Return on Plan Assets	Returns
One-year return	14.9%
Three-year return	16.4%
Five-year return	11.1%
Long-term average return (since plan inception in 1989)	8.7%

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

Real Estate and Private Equity Funds: The fair value of real estate and private equity funds is determined by the issuer based on their net asset value (“NAV”). NAV is determined by dividing the fund’s net assets, as recorded in the fund’s audited financial statements, by the number of units outstanding at the valuation date. Fair value for underlying investments in real estate is determined through independent property appraisals.

The fair values of the Company’s pension plan assets at December 31, 2021 and 2020 by asset category were as follows:

	Fair Value Measurements at December 31, 2021
		Quoted Prices in	Significant	Significant
		Active Markets	Observable	Unobservable
Asset Category (in millions)	Total	(Level 1)	Inputs (Level 2)	Inputs (Level 3)
Cash	$10.7	$10.7	$—	$—
Equity securities:
U.S. large-cap	80.9	80.9	—	—
U.S. mid- and small-cap	61.7	61.7	—	—
International large-cap	7.5	7.5	—	—
Fixed income securities:
U.S. Treasuries	9.6	—	9.6	—
Investment grade U.S. corporate bonds	24.5	—	24.5	—
High-yield U.S. corporate bonds / Non-U.S. Bonds	0.2	—	0.2	—
Total	195.1	$160.8	$34.3	$—
Investment measured at NAV (1)	44.4
Total plan assets	$239.5

	Fair Value Measurements at December 31, 2020
		Quoted Prices in	Significant	Significant
		Active Markets	Observable	Unobservable
Asset Category (in millions)	Total	(Level 1)	Inputs (Level 2)	Inputs (Level 3)
Cash	$3.8	$3.8	$—	$—
Equity securities:
U.S. large-cap	71.3	28.9	42.4	—
U.S. mid- and small-cap	54.3	36.2	18.1	—
International large-cap	7.0	—	7.0	—
Fixed income securities:
U.S. Treasuries	12.0	—	12.0	—
Investment grade U.S. corporate bonds	22.5	—	22.5	—
Total	170.9	$68.9	$102.0	$—
Investment measured at NAV (1)	41.9
Total plan assets	$212.8
(1)	Real estate and private equity funds for which fair value is measured using the NAV per share as a practical expedient are not leveled within the fair value hierarchy and are included as a reconciling item to total plan assets.

Contributions to each of the qualified single-employer defined benefit pension plans are determined annually by the Company’s pension administrative committee, based upon the actuarially determined minimum required contribution under the Employee Retirement Income Security Act of 1974 (“ERISA”), as amended, the Pension Protection Act of 2006, and the maximum deductible contribution allowed for tax purposes. The Company’s funding policy is to contribute cash to its pension plans so that it meets at least the minimum contribution requirements. In 2021, 2020 and 2019, the Company contributed $9.0 million, $9.0 million and $10 million, respectively, in pension contributions in these plans.

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

The status of the funded qualified defined benefit pension plans and the unfunded post-retirement benefit plans at December 31, 2021 and 2020 are shown below:

			Post-retirement
	Pension Benefits		Benefits
	December 31,		December 31,
(In millions)	2021	2020	2021	2020
Change in Benefit Obligation:
Benefit obligation at beginning of year	$263.1	$239.9	$29.1	$26.0
Service cost	4.8	5.1	0.7	0.5
Interest cost	6.4	7.9	0.7	0.8
Participant contributions	—	—	0.8	0.8
Actuarial (gain) loss	(10.7)	23.9	0.1	2.7
Benefits paid, net of subsidies received	(13.0)	(12.5)	(2.1)	(1.7)
Expenses paid	(1.1)	(1.2)	—	—
Benefit obligation at end of year	249.5	263.1	29.3	29.1

Change in Plan Assets:
Fair value of plan assets at beginning of year	212.8	194.8	—	—
Actual return on plan assets	31.2	22.7	—	—
Participant contributions	—	—	0.8	0.8
Employer contributions	9.0	9.0	1.3	0.9
Benefits paid, net of subsidies received	(13.0)	(12.5)	(2.1)	(1.7)
Expenses paid	(1.1)	(1.2)	—	—
Fair value of plan assets at end of year	238.9	212.8	—	—
Funded Status and Recognized Liability	$(10.6)	$(50.3)	$(29.3)	$(29.1)

Qualified pension and post-retirement benefits plans liabilities recognized in the Consolidated Balance Sheets and expenses recognized in accumulated other comprehensive income (loss) at December 31, 2021 and 2020 were as follows:

			Post-retirement
	Pension Benefits		Benefits
	December 31,		December 31,
(In millions)	2021	2020	2021	2020
Non-current assets	$1.3	$1.0	$—	$—
Current liabilities	—	—	(0.9)	(1.0)
Non-current liabilities, net	(11.9)	(51.3)	(28.4)	(28.1)
Total	$(10.6)	$(50.3)	$(29.3)	$(29.1)

Net loss, net of taxes	$(39.9)	$(64.2)	$(3.7)	$(4.4)
Prior service credit, net of taxes	0.8	2.5	13.9	16.6
Total	$(39.1)	$(61.7)	$10.2	$12.2

The information for qualified defined benefit pension plans with an accumulated benefit obligation in excess of plan assets at December 31, 2021 and 2020 are shown below:

(In millions)	2021	2020
Projected benefit obligation	$247.8	$261.4
Accumulated benefit obligation	$247.4	$260.9
Fair value of plan assets	$235.8	$210.0

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

Components of the net periodic benefit cost and other amounts recognized in other comprehensive income (loss) for the qualified pension plans and the post-retirement benefit plans during 2021, 2020 and 2019 were as follows:

	Pension Benefits			Post-retirement Benefits
	December 31,			December 31,
(In millions)	2021	2020	2019	2021	2020	2019
Components of Net Periodic Benefit Cost (Benefit):
Service cost	$4.8	$5.1	$4.7	$0.7	$0.5	$0.4
Interest cost	6.4	7.9	9.3	0.7	0.8	0.9
Expected return on plan assets	(14.7)	(14.0)	(11.9)	—	—	—
Amortization of net loss (gain)	5.2	4.5	5.2	1.0	0.5	(0.1)
Amortization of prior service credit	(2.3)	(2.3)	(2.3)	(3.7)	(3.7)	(3.8)
Net periodic benefit cost	(0.6)	1.2	5.0	(1.3)	(1.9)	(2.6)

Other Changes in Plan Assets and Benefit Obligations Recognized in Other Comprehensive Income, net of tax:
Net (gain) loss	(20.4)	11.4	(1.7)	—	2.0	2.5
Amortization of net (loss) gain	(3.9)	(3.4)	(3.9)	(0.7)	(0.3)	0.2
Amortization of prior service credit	1.7	1.7	1.7	2.8	2.8	2.8
Total recognized in other comprehensive loss (income)	(22.6)	9.7	(3.9)	2.1	4.5	5.5
Total recognized in net periodic benefit cost and other comprehensive loss (income)	$(23.2)	$10.9	$1.1	$0.8	$2.6	$2.9

The weighted average assumptions used to determine benefit information during 2021, 2020 and 2019 were as follows:

	Pension Benefits			Post-retirement Benefits
	December 31,			December 31,
	2021	2020	2019	2021	2020	2019
Discount rate (1)	2.90%	2.50%	3.40%	3.00%	2.70%	3.50%
Expected return on plan assets	7.00%	7.25%	7.50%
Rate of compensation increase	3.00%	3.00%	3.00%	3.00%	3.00%	3.00%
Cash balance interest credit rate	1.5% - 3.25%	0.75% - 3.25%	1.75% - 3.75%
Immediate health care cost trend rate:
Pre-65 group				5.70%	5.30%	5.70%
Post-65 group				5.80%	5.40%	5.90%
Ultimate health care cost trend rate				4.00%	4.40%	4.40%
Year ultimate health care cost trend rate is reached:
Pre-65 group				2045	2037	2037
Post-65 group				2045	2036	2036
(1)	The Company derives a single equivalent rate utilizing a yield curve constructed from a portfolio of high-quality corporate bonds with various maturities.

Non-qualified Pension Plans: The Company has non-qualified supplemental pension plans covering certain employees and retirees, which provide for incremental pension payments from the Company’s general funds so that total pension benefits would be substantially equal to amounts that would have been payable from the Company’s qualified pension plans if it were not for limitations imposed by income tax law. A few employees and retirees receive additional supplemental pension benefits. Non-qualified pension plan liabilities recognized in the Consolidated Balance Sheets and expenses recognized in accumulated other comprehensive income (loss) at December 31, 2021 and 2020 are as follows:

	Non-qualified
	Pension Benefits
	December 31,
(In millions)	2021	2020
Current liabilities	$(1.8)	$(1.7)
Non-current liabilities, net	(3.0)	(2.6)
Total	$(4.8)	$(4.3)

Net loss, net of taxes	$(0.7)	$(0.8)
Prior service credit, net of taxes	—	0.1
Total	$(0.7)	$(0.7)

Discount rates of 2.4 percent and 1.8 percent were used in determining the 2021 and 2020 non-qualified pension plan obligations, respectively.

Estimated Benefit Payments: The estimated future benefit payments for the next ten years as of December 31, 2021 were as follows:

		Non-qualified
	Pension	Pension	Post-retirement
Year (in millions)	Benefits	Benefits	Benefits (1)
2022	$14.5	$1.8	$0.9
2023	14.7	2.2	1.1
2024	14.8	—	1.0
2025	15.0	0.1	1.1
2026	15.3	0.1	1.1
2027-2031	76.9	1.3	5.8
Total	$151.2	$5.5	$11.0
(1)	Net of participant contributions and Medicare Part D subsidies.

Defined Contribution Plans: The Company sponsors defined contribution plans that qualify under Sections 401(a) and 401(k) of the Internal Revenue Code. The Company may make discretionary matching contributions equal to a specified percentage of each participant’s 401(k) contributions and makes other non-discretionary contributions. For the year ended December 31, 2021, the Company provided discretionary matching contributions of up to 3 percent of eligible employee compensation. The Company’s matching contributions expensed in 2021, 2020 and 2019 were $3.2 million, $3.0 million and $2.9 million, respectively.

The Company may also provide a discretionary profit sharing contribution under the qualified defined contribution plans, to salaried, non-bargaining unit employees, if both a minimum threshold of Company performance is achieved and the Board has approved the profit sharing contribution. For certain eligible employees, supplemental profit sharing contributions are credited under a non-qualified plan to be paid after separation from service from the Company’s general funds so that total profit sharing contributions would be substantially equal to amounts that would have been contributed to the Company’s qualified defined contribution plans if it were not for limitations imposed by income tax law. Discretionary profit sharing contributions expensed in 2021, 2020 and 2019 were $2.5 million, $2.2 million and $0.5 million, respectively.

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

The multi-employer pension plans are subject to the plan termination insurance provisions of ERISA and are paying premiums to the Pension Benefit Guaranty Corporation (“PBGC”). The statutes provide that an employer who withdraws from, or significantly reduces its contribution obligation to, a multi-employer plan generally will be required to continue funding its proportional share of the plan’s unfunded vested benefits. As of December 31, 2021, the Company’s estimated benefit plan withdrawal obligations were $202.9 million. Except as described in Note 12, no withdrawal obligations have been recorded by the Company in the Consolidated Balance Sheets at December 31, 2021 and 2020, as the Company has no present intention of withdrawing from and does not anticipate termination of any of these plans.

Information regarding the Company’s participation in multi-employer pension plans is outlined in the table below. The “EIN/Pension Plan Number” column provides the Employer Identification Number (“EIN”) and the three-digit plan number, if applicable. Unless otherwise noted, the most recent Pension Protection Act zone status available in 2021 and 2020 is for the plan’s year-end at December 31, 2021 and 2020, respectively. The zone status is based on information that the Company received from the plan and is certified by the plan’s actuary. Among other factors, plans in the red zone are generally less than 65 percent funded; plans in the orange zone are both a) less than 80 percent funded and b) have an accumulated/expected funding deficiency in any of the next six plan years, net of any amortization extensions; plans in the yellow zone meet either one of the criteria mentioned in the orange zone; and plans in the green zone are at least 80 percent funded. The funding improvement plan (“FIP”) or rehabilitation plan (“RP”) column indicates the status which is either pending or has been implemented. The last column lists the expiration dates of the collective-bargaining agreements to which the plans are subject.

			Pension
			Protection Act
			Zone as of		FIP/RP Status	5%	Contributions of Matson
	EIN/Pension		December 31,		Pending/	Contributor	(in millions)			Surcharge	Expiration
Pension Funds	Plan Number	Notes	2021	2020	Implemented	in 2021	2021	2020	2019	Imposed	Date (2)
American Radio Association Pension Fund	13-6161999-001		Green	Green	Implemented	Yes	$1.1	$1.0	$1.1	No	6/15/2028
Hawaii Longshore Pension Plan	99-0314293-001	(1)	Green	N/A	Implemented	Yes	11.1	—	—	No	6/30/2022
Hawaii Terminals Multiemployer Pension Plan	20-0389370-001	(1)	N/A	Yellow	N/A	N/A	—	5.8	5.7	N/A	N/A
Hawaii Stevedoring Multiemployer Retirement Plan	99-0314293-001	(1)	N/A	Green	N/A	N/A	—	4.6	4.4	N/A	N/A
Master, Mates and Pilots Pension Plan	13-6372630-001		Green	Green	No	Yes	3.5	3.2	3.4	No	6/15/2027,
											6/15/2028
Masters, Mates and Pilots Adjustable Pension Plan	37-1719247-001		Green	Green	No	Yes	2.0	1.8	1.9	No	6/15/2027,
											6/15/2028
MEBA Pension Trust - Defined Benefit Plan	51-6029896-001		Green	Green	No	Yes	4.3	4.1	4.3	No	6/15/2022,
											6/15/2028
OCU Pension Trust Plan	26-1574440-001		Green	Green	No	No	0.3	0.2	0.2	No	6/30/2023
MFOW Supplementary Pension Plan	94-6201677-001		Yellow	Yellow	No	Yes	0.1	0.1	0.1	No	6/30/2026
SIU Pacific District Pension Plan	94-6061923-001		Green	Green	No	Yes	1.4	1.3	1.5	No	6/30/2026
Alaska Teamster - Employer Pension Plan	92-6003463-024		Red	Red	Implemented	Yes	3.6	3.3	1.9	Yes	6/30/2022,
											6/30/2023,
											6/30/2024
											6/30/2025
All Alaska Longshore Pension Plan	91-6085352-001		Green	Green	No	Yes	1.6	1.3	1.2	No	6/30/2022
Western Conference of Teamsters Pension Plan	91-6145047-001		Green	Green	No	No	1.9	1.6	1.5	No	3/31/2023
Western Conference of Teamsters Supplemental Benefit Trust	95-3746907-001		Green	Green	No	No	—	—	—	No	3/31/2023
OPEIU Local 153 Pension Plan	13-2864289-001		Red	Red	Implemented	No	0.1	0.1	0.1	No	11/9/2023
Seafarers Pension Plan	13-6100329-001	(3)	Green	Green	No	No	—	—	—	No	6/30/2022
Total							$31.0	$28.4	$27.3
(1)	The Hawaii Terminals Multiemployer Pension Plan merged into the Hawaii Stevedoring Multiemployer Retirement Plan effective January 1, 2021 and is formally known as the Hawaii Longshore Pension Plan.
(2)	Represents the expiration date of the collective bargaining agreement.
(3)	The Company does not make contributions directly to the Seafarers Pension Plan. Instead, contributions are made to the Seafarers Health and Benefits Plan, and are subsequently re-allocated to the Seafarers Pension Plan at the discretion of the plan Trustee.

The Company also contributes to multi-employer plans that provide post-retirement health and other benefits other than pensions under the terms of collective-bargaining agreements. Benefits provided to active and retired employees and their eligible dependents under these plans include medical, dental, vision and prescription drug. These plans are not subject to the PBGC plan termination and withdrawal liability provisions of ERISA applicable to multi-employer defined benefit pension plans. Contributions for these multi-employer postretirement health and other benefits were $34.7 million, $32.5 million and $32.8 million in 2021, 2020 and 2019, respectively.

Multi-employer Defined Contribution Plans: The Company contributes to six multi-employer defined contribution pension plans. These plans are not subject to the withdrawal liability provisions of ERISA or the PBGC applicable to multi-employer defined benefit pension plans. Contributions made to these plans by the Company were $5.6 million, $5.1 million and $5.3 million in 2021, 2020 and 2019, respectively.

12.	MULTI-EMPLOYER WITHDRAWAL LIABILITIES

Horizon ceased all of its operations in Puerto Rico during the first quarter of 2015, which resulted in a mass withdrawal from its multi-employer ILA-PRSSA pension fund. The Company assumed this liability as part of the acquisition of Horizon on May 29, 2015. The Company estimated the mass withdrawal liability based upon the required undiscounted quarterly payment of approximately $1.0 million to be paid to the ILA-PRSSA pension fund over a period which ends in March 2040, discounted to present value using the Company’s incremental borrowing rate. Future estimated annual payments to be paid to the ILA-PRSSA pension fund as of December 31, 2021 were as follows:

Year (in millions)	Total
2022	$4.1
2023	4.1
2024	4.1
2025	4.1
2026	4.1
Thereafter	55.5
Total remaining future undiscounted payments due to the ILA-PRSSA pension fund	76.0
Less: amount representing interest	(21.1)
Present value of multi-employer withdrawal liability	54.9
Current portion of multi-employer withdrawal liability (see Note 2)	(4.1)
Long-term portion of multi-employer withdrawal liability (see Note 2)	$50.8

Furthermore, the Company assumed a partial withdrawal liability related to the Local 153 Fund of the OPEIU. The partial withdrawal liability resulted from a decline in the number of contribution base units related to the Local 153 Fund caused by Horizon terminating all of its operations in Puerto Rico during the first quarter of 2015. The Company included the partial withdrawal liability of $6.5 million within other current liabilities in the Consolidated Balance Sheets as of December 31, 2020. The Company paid off this liability during 2021.

13.ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

Changes in accumulated other comprehensive income (loss) by component, net of tax, are as follows:

			Non-		Accumulated
		Post-	Qualified		Other
	Pension	Retirement	Pension		Comprehensive
(In millions)	Benefits	Benefits	Benefits	Other	Income (Loss)
Balance at December 31, 2019	$(51.9)	$16.3	$(0.4)	$(0.9)	$(36.9)
Amortization of prior service cost	(1.8)	(2.8)	(0.1)	—	(4.7)
Amortization of net loss (gain)	(8.0)	(1.3)	(0.1)	—	(9.4)
Foreign currency exchange	—	—	—	0.5	0.5
Other adjustments	—	—	—	(0.3)	(0.3)
Balance at December 31, 2020	(61.7)	12.2	(0.6)	(0.7)	(50.8)
Amortization of prior service cost	(1.7)	(2.8)	(0.1)	—	(4.6)
Amortization of net loss (gain)	24.3	0.7	—	—	25.0
Foreign currency exchange	—	—	—	(0.9)	(0.9)
Other adjustments	—	—	—	0.4	0.4
Balance at December 31, 2021	$(39.1)	$10.1	$(0.7)	$(1.2)	$(30.9)

Other comprehensive income (loss) in the Consolidated Statements of Income and Comprehensive Income is shown net of tax benefit (expense) of $(8.1) million, $4.2 million and $(0.3) million for the years ended December 2021, 2020 and 2019, respectively.

14.EARNINGS PER SHARE

Basic earnings per share are determined by dividing net income by the weighted-average common shares outstanding during the year. The calculation of diluted earnings per share includes the dilutive effect of unexercised non-qualified stock options and non-vested stock units. The computation of weighted average dilutive shares outstanding excluded a nominal amount of anti-dilutive non-qualified stock options for each of the years 2021, 2020 and 2019.

The denominators used to compute basic and diluted earnings per share for the years ended December 31, 2021, 2020 and 2019 are as follows:

	Year Ended December 31, 2021			Year Ended December 31, 2020			Year Ended December 31, 2019
		Weighted	Per		Weighted	Per		Weighted	Per
		Average	Common		Average	Common		Average	Common
	Net	Common	Share	Net	Common	Share	Net	Common	Share
(In millions, except per share amounts)	Income	Shares	Amount	Income	Shares	Amount	Income	Shares	Amount
Basic:	$927.4	42.8	$21.67	$193.1	43.1	$4.48	$82.7	42.8	$1.93
Effect of Dilutive Securities:		0.4	(0.20)		0.4	(0.04)		0.5	(0.02)
Diluted:	$927.4	43.2	$21.47	$193.1	43.5	$4.44	$82.7	43.3	$1.91

15.	SHARE-BASED AWARDS

The Company has share-based compensation plans which are described as follows:

2016 Incentive Compensation Plan: The Amended and Restated Matson, Inc. 2016 Incentive Compensation Plan (the “2016 Plan”) serves as a successor to the 2007 Incentive Compensation Plan and all other predecessor plans. No further grants will be made under the predecessor stock option plans. Under the 2016 Plan, 4.35 million shares of common stock were reserved for issuance.

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

Share-based compensation expense and other information related to share-based awards for the years ended December 31, 2021, 2020 and 2019 are as follows:

	Years Ended December 31,
Share-based compensation expense, net of estimated forfeitures (in millions)	2021	2020	2019
Share-based compensation expense	$19.3	$18.8	$11.3
Intrinsic value of options exercised	$—	$5.8	$0.5
Tax benefit realized upon stock vesting	$8.0	$3.3	$2.0
Fair value of stock vested	$33.5	$13.1	$8.2

As of December 31, 2021, there was no unrecognized compensation cost related to non-vested stock options. As of December 31, 2021, unrecognized compensation cost related to non-vested restricted stock units and performance-based equity awards was $20.8 million. Unrecognized compensation cost is expected to be recognized over a weighted average period of approximately 1.7 years.

Stock option activity for the year ended December 31, 2021 was nominal and there were no stock options outstanding and exercisable as of December 31, 2021.

The following table summarizes non-vested restricted stock unit activity through December 31, 2021 (in thousands, except weighted average grant-date fair value amounts):

	2007 Plan	2016 Plan	Total	Weighted
	Restricted	Restricted	Restricted	Average Grant-
	Stock Units	Stock Units	Stock Units	Date Fair Value
Outstanding at December 31, 2020	3	789	792	$35.14
Granted	—	239	239	68.41
Vested	(2)	(507)	(509)	32.54
Canceled	—	(3)	(3)	44.27
Added by performance factor (1)	—	172	172	31.48
Outstanding at December 31, 2021	1	690	691	$47.61
(1)	Represents shares paid out above target.

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

The carrying value and fair value of the Company’s financial instruments as of December 31, 2021 and 2020 are as follows:

			Quoted Prices in	Significant	Significant
	Total		Active Markets	Observable	Unobservable
	Carrying Value	Total	(Level 1)	Inputs (Level 2)	Inputs (Level 3)

(In millions)	December 31, 2021	Fair Value Measurements at December 31, 2021
Cash and cash equivalents	$282.4	$282.4	$282.4	$—	$—
Restricted cash	$5.3	$5.3	$5.3	$—	$—
Variable rate debt	$—	$—	$—	$—	$—
Fixed rate debt	$629.0	$615.1	$—	$615.1	$—

(In millions)	December 31, 2020	Fair Value Measurements at December 31, 2020
Cash and cash equivalents	$14.4	$14.4	$14.4	$—	$—
Restricted cash	$5.3	$5.3	$5.3	$—	$—
Variable rate debt	$71.8	$71.8	$—	$71.8	$—
Fixed rate debt	$688.3	$686.7	$—	$686.7	$—

17.	COMMITMENTS AND CONTINGENCIES

Commitments and contractual obligations, excluding debt obligations (see Note 8), lease commitments (see Note 9), pension and post-retirement plan commitments, and multi-employer bargaining plan withdrawal obligations (see Note 11 and 12), are as follows as of December 31, 2021:

Commitments and Contractual Obligations (in millions)	Total
Standby letters of credit (1)	$8.0
Bonds (2)	$33.3
Vendor and other obligations (3)	$38.4
(1)	Standby letters of credit are required for the Company’s uninsured workers’ compensation and other insurance programs, and other needs.
(2)	Bonds are required for U.S. Customs and other related matters.
(3)	Vendor and other obligations include: (i) non-cancellable contractual capital project obligations; (ii) dry-docking related obligations; and (iii) other contractual obligations. Amounts are considered obligations if a contract has been agreed to specifying significant terms of the contract, and the amounts are not reflected in the Consolidated Balance Sheets.

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

On November 10, 2021, the California Air Resources Board (“CARB”) issued a Notice of Violation (the “NOV”) to Matson for alleged violations of the Airborne Toxic Control Measure for Auxiliary Diesel Engines Operated on Ocean-Going Vessels At-Berth in a California Port pursuant to California Code of Regulations, title 17, section 93118.3. CARB regulations require that a company’s fleet plug into shore power for at least 80 percent of visits at California ports and reduce auxiliary engine power generation by at least 80 percent. The NOV alleges that Matson’s fleet did not meet the 80 percent thresholds during visits to the Port of Long Beach in 2020. The violations were alleged to have been incurred by chartered vessels in the CLX+ service. These chartered vessels were not outfitted with alternative maritime power (“AMP”) capability which would have allowed them to plug into the shore power grid and shut down the vessel diesel generators when at dock. The Company has presented mitigating factors for consideration in settlement discussions with CARB, as well as plans to achieve compliance in 2022. Although potential penalties for 2020 and 2021 violations could, in the aggregate, reasonably be expected to exceed $1 million, they are not expected to be material to the Company’s business or financial condition.

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

Internal Control over Financial Reporting

See page 41 for management’s annual report on internal control over financial reporting, which is incorporated herein by reference.

See page 42 for the attestation report of the independent registered public accounting firm on the Company’s internal control over financial reporting, which is incorporated herein by reference.

Except as described below, there have not been any changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the Company’s fiscal fourth quarter ended December 31, 2021, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

The Company completed the implementation of the financial modules of a new enterprise resource planning (“ERP”) system during the fiscal year ended December 31, 2021. The new ERP system is intended to enhance operating efficiencies and provide more effective management of its business operations. As a result of this implementation, certain internal controls over financial reporting have been automated, modified or implemented.

ITEM 9B. OTHER INFORMATION

None.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

A.	Directors

The information about the directors of Matson required under this item will be included under the section captioned “Proposal 1 – Election of Directors” in Matson’s Proxy Statement for the 2022 Annual Meeting of Shareholders to be filed with the SEC within 120 days of the fiscal year ended December 31, 2021 (“Matson’s 2022 Proxy Statement”), which section is incorporated herein by reference.

B.	Information About Our Executive Officers

The information about the executive officers of Matson required under this item will be included under the subsection captioned “Executive Officers” in Matson’s 2022 Proxy Statement, which subsection is incorporated herein by reference.

C.	Corporate Governance

The information about the Audit Committee of the Matson Board of Directors and compliance with Section 16(a) of the Exchange Act, will be included under the subsections captioned “Board of Directors and Committees of Board” and, if applicable, “Delinquent Section 16(a) Reports” in Matson’s 2022 Proxy Statement, which subsections are incorporated herein by reference.

D.	Code of Ethics

The information about Matson’s Code of Ethics required under this item will be included under the subsection captioned “Code of Ethics” in Matson’s 2022 Proxy Statement, which subsection is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION

The information required under this item will be included under the section captioned “Executive Compensation” and the subsections captioned “Compensation of Directors” and “Pay Risk Assessment” in Matson’s 2022 Proxy Statement, which section and subsections are incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Equity Compensation Plan Information: The following table sets forth, as of December 31, 2021, certain information regarding Matson’s equity compensation plan:

Number of shares
	Number of shares				remaining available for
	to be issued		Weighted-average		future issuance under
	upon exercise of		exercise price of		equity compensation
	outstanding options,		outstanding options,		plans (excluding shares
Plan Category	warrants and rights		warrants and rights		reflected in column (a))
	(a)		(b)		(c)
Equity compensation plans approved by shareholders	690,695	(1)	$—	(2)	2,443,529	(3)
Equity compensation plans not approved by shareholders	—		—		—
Total	690,695		$—		2,443,529
(1)	This includes 349,712 shares subject to unvested restricted stock unit awards and 340,983 shares subject to unvested Performance Share awards.
(2)	Restricted stock unit and Performance Share awards do not have exercise prices.
(3)	These shares are available for issuance under the 2016 Plan.

Other information required under this item will be included under the section captioned “Security Ownership of Certain Shareholders” and the subsection captioned “Security Ownership of Directors and Executive Officers” in Matson’s 2022 Proxy Statement, which section and subsection are incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required under this item will be included in the section captioned “Proposal 1 – Election of Directors” and the subsection captioned “Certain Relationships and Transactions” in Matson’s 2022 Proxy Statement, which section and subsection are incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information concerning principal accountant fees and services required under this item will be included under the sections captioned “Audit Committee Report” and “Ratification of Appointment of Independent Registered Public Accounting Firm” in Matson’s 2022 Proxy Statement, which sections are incorporated herein by reference.

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

10.1

Second Amended and Restated Credit Agreement among Matson, Inc., Bank of America, N.A., as the Agent, and the lenders thereto, dated as of March 31, 2021 (incorporated by reference to Exhibit 10.1 of Matson’s Form 8-K dated April 5, 2021).

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

10.7

Amendment to December 21, 2016 Note Purchase Agreement among Matson, Inc. and the purchasers named therein, dated as of March 31, 2020 (incorporated by reference to Exhibit 10.5 of Matson’s Form 8-K dated April 6, 2020).

10.8

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

10.11

Amendment No. 1 dated September 21, 2007, to Security Agreement between Matson Navigation Company, Inc. and the United States of America, with respect to $55 million of Title XI ship financing bonds, dated July 29, 2004 (incorporated by reference to Exhibit 10.a.(xxx) of Alexander & Baldwin, Inc.’s Form 10-Q for the quarter ended September 30, 2007).

10.12*	Matson, Inc. 2007 Incentive Compensation Plan, amended and restated, effective January 29, 2015 (incorporated by reference to Exhibit 10.13 of Matson’s Form 10-K for the year ended December 31, 2014).

10.13*

Form of Amended and Restated Restricted Stock Unit Award Agreement for Non-Employee Directors (Deferral Election) (incorporated by reference to Exhibit 10.21 of Matson’s Form 10-K for the year ended December 31, 2013).

10.14*	Form of Anti-Dilution Adjustment Amendment to Restricted Stock Unit Award Agreements (incorporated by reference to Exhibit 99.10 of Matson’s Form S-8 dated October 26, 2012).

10.15*	Matson, Inc. Deferred Compensation Plan for Outside Directors (incorporated by reference to Exhibit 10.34 of Matson’s Form 10-K for the year ended December 31, 2012).

10.16

Consolidated Agreement, Contract No. MA-14454 dated as of April 27, 2020 among Matson Navigation Company, Inc., the United States of America, represented by the Maritime Administrator of the Maritime Administration and, with respect to certain provisions, Matson, Inc. (incorporated by reference to Exhibit 10.1 of Matson’s Form 8-K dated April 30, 2020).

10.17

Note Purchase Agreement dated as of April 27, 2020 among Matson Navigation Company, Inc., the United States of America, represented by the Maritime Administrator of the Maritime Administration and the Federal Financing Bank (incorporated by reference to Exhibit 10.2 of Matson’s Form 8-K dated April 30, 2020).

10.18	Affiliate Guaranty dated as of April 27, 2020 executed by Matson, Inc. (incorporated by reference to Exhibit 10.3 of Matson’s Form 8-K dated April 30, 2020).

10.19

Amendment No. 1 dated June 22, 2020, to Consolidated Agreement, Contract No. MA-14454 dated as of April 27, 2020 among Matson Navigation Company, Inc., the United States of America, represented by the Maritime Administrator of the Maritime Administration and, with respect to certain provisions, Matson, Inc. (incorporated by reference to Exhibit 10.1 of Matson’s Form 8-K dated June 25, 2020).

10.20

Note Purchase Agreement dated as of June 22, 2020 among Matson Navigation Company, Inc., the United States of America, represented by the Maritime Administrator of the Maritime Administration and the Federal Financing Bank (incorporated by reference to Exhibit 10.2 of Matson’s Form 8-K dated June 25, 2020).

10.21

Amendment dated June 22, 2020 to Affiliate Guaranty dated as of April 27, 2020 executed by Matson, Inc. and consented to by MARAD (incorporated by reference to Exhibit 10.3 of Matson’s Form 8-K dated June 25, 2020).

10.22*	Matson, Inc. Excess Benefits Plan, amended and restated effective August 27, 2014 (incorporated by reference to Exhibit 10.1 of Matson’s Form 8-K dated August 28, 2014).

10.23*	Form of Letter Agreement entered into with certain executive officers (incorporated by reference to Exhibit 10.45 of Matson’s Form 10-K for the year ended December 31, 2012).

10.24*	Schedule identifying executive officers who have entered into Form of Letter Agreement (incorporated by reference to Exhibit 10.42 of Matson’s Form 10-K for the year ended December 31, 2014).

10.25*	Form of Letter Agreement entered into with executive officer (incorporated by reference to Exhibit 10.1 of Matson’s Form 8-K dated October 24, 2014).

10.26*,**	Letter Agreement Counter Parties.

10.27*	Amended and Restated Matson, Inc. Executive Severance Plan (incorporated by reference to Exhibit 10.28 of Matson’s Form 10-K for the year ended December 31, 2020).

10.28*	Matson, Inc. Deferred Compensation Plan (incorporated by reference to Exhibit 10.51 of Matson’s Form 10-K for the year ended December 31, 2012).

10.29*	Amendment No. 1 to the Matson, Inc. Deferred Compensation Plan (incorporated by reference to Exhibit 10.30 of Matson’s Form 10-K for the year ended December 31, 2020).

10.30	Shipbuilding Contract, by and between Aker Philadelphia Shipyard, Inc. and Matson Navigation Company, Inc., dated as of November 6, 2013 (certain portions of this exhibit have been omitted pursuant to a confidential treatment request submitted to the Commission) (incorporated by reference to Exhibit 10.57 of Matson’s Form 10-K for the year ended December 31, 2013).

10.31

Guaranty Agreement by Aker Philadelphia Shipyard ASA, in favor of Matson Navigation Company, Inc., dated as of November 6, 2013 (incorporated by reference to Exhibit 10.58 of Matson’s Form 10-K for the year ended December 31, 2013).

10.32

Contract for Construction of Two Vessels, dated as of August 25, 2016, by and between Matson Navigation Company, Inc. and National Steel and Shipbuilding Company (certain portions of this exhibit have been omitted pursuant to a confidential treatment request submitted to the Commission) (incorporated by reference to Exhibit 10.1 of Matson’s Form 10-Q for the quarter ended September 30, 2016).

10.33	Purchaser’s Corporate Guaranty Agreement, by Matson, Inc., dated as of August 25, 2016 (incorporated by reference to Exhibit 10.2 of Matson’s Form 10-Q for the quarter ended September 30, 2016).

10.34

Contractor’s Corporate Guaranty Agreement, by General Dynamics Corporation, dated as of August 25, 2016 (incorporated by reference to Exhibit 10.3 of Matson’s Form 10-Q for the quarter ended September 30, 2016).

10.35**	Form of Capital Construction Fund Agreement with Matson Navigation Company, as amended by Addendums No. 2, No. 5, No. 18, No. 20, No. 31 and No. 33 thereto.

10.36

Form of Voting Agreement, dated as of November 11, 2014, among Matson Navigation Company, Inc. and certain holders of voting securities of Horizon Lines, Inc. (incorporated by reference to Exhibit 10.1 of Matson’s Form 8-K dated November 11, 2014).

10.37*	Amended and Restated Matson, Inc. 2016 Incentive Compensation Plan (incorporated by reference to Exhibit 99.1 of Matson’s Form S-8 date July 30, 2021).

10.38*	Amended and Restated Matson, Inc. Cash Incentive Plan, effective January 1, 2016 (incorporated by reference to Exhibit 10.63 of Matson’s Form 10-K for the year ended December 31, 2016).

10.39*

Form of 2016 Plan Restricted Stock Unit Award Agreement for Non-Employee Directors (No Deferral) (incorporated by reference to Exhibit 10.64 of Matson’s Form 10-K for the year ended December 31, 2016).

10.40*

Form of 2016 Plan Restricted Stock Unit Award Agreement for Non-Employee Directors (Deferral Election) (incorporated by reference to Exhibit 10.65 of Matson’s Form 10-K for the year ended December 31, 2016).

10.41*	Form of 2016 Plan Time-Based Restricted Stock Unit Agreement for Non-Executive Employees (incorporated by reference to Exhibit 10.60 of Matson’s Form 10-K for the year ended December 31, 2017).

10.42*	Form of 2016 Plan Time-Based Restricted Stock Unit Agreement for Executive Employees (incorporated by reference to Exhibit 10.61 of Matson’s Form 10-K for the year ended December 31, 2017).

10.43*	Form of 2016 Plan Performance Share Award Agreement for Non-Executive Employees (incorporated by reference to Exhibit 10.62 of Matson’s Form 10-K for the year ended December 31, 2017).

10.44*	Form of 2016 Plan Performance Share Award Agreement for Executive Employees (incorporated by reference to Exhibit 10.63 of Matson’s Form 10-K for the year ended December 31, 2017).

10.45*	Form of 2016 Plan Performance Share Award Agreement for Executive Employees (ROIC) (incorporated by reference to Exhibit 10.47 of Matson’s Form 10-K for the year ended December 31, 2020).

10.46*	Form of 2016 Plan Performance Share Award Agreement for Executive Employees (TSR) (incorporated by reference to Exhibit 10.48 of Matson’s Form 10-K for the year ended December 31, 2020).

10.47*	Form of 2016 Plan Performance Share Award Agreement for Non-Executive Employees (incorporated by reference to Exhibit 10.49 of Matson’s Form 10-K for the year ended December 31, 2020).

10.48*	Form of 2016 Plan Time-Based Restricted Stock Unit Agreement for Executive Employees (incorporated by reference to Exhibit 10.50 of Matson’s Form 10-K for the year ended December 31, 2020).

10.49*	Form of 2016 Plan Time-Based Restricted Stock Unit Agreement for Non-Executive Employees (incorporated by reference to Exhibit 10.51 of Matson’s Form 10-K for the year ended December 31, 2020).

10.50*

Form of 2016 Plan Restricted Stock Unit Award Agreement for Non-Employee Directors (No Deferral) (incorporated by reference to Exhibit 10.52 of Matson’s Form 10-K for the year ended December 31, 2020).

10.51*

Form of 2016 Plan Restricted Stock Unit Award Agreement for Non-Employee Directors (Deferral Election) (incorporated by reference to Exhibit 10.53 of Matson’s Form 10-K for the year ended December 31, 2020).

10.52	Amendment to Third Amended and Restated Note Purchase and Private Shelf Agreement, dated as of March 31, 2021 (incorporated by reference to Exhibit 10.2 of Matson’s Form 8-K dated April 5, 2021).

10.53	Amendment to Note Purchase Agreement dated December 21, 2016, dated as of March 31, 2021 (incorporated by reference to Exhibit 10.3 of Matson’s Form 8-K dated April 5, 2021).

21**	Matson, Inc. Subsidiaries as of December 31, 2021.

23**	Consent of Deloitte & Touche, LLP dated February 25, 2022.

31.1**	Certification of Chief Executive Officer, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2**	Certification of Chief Financial Officer, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32***	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS**	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH**	Inline XBRL Taxonomy Extension Schema Document
101.CAL**	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF**	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB**	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE**	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104**	Cover Page Interactive Data File – the cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

*            Indicates management contract or compensatory plan or arrangement.

**          Filed herewith.

***        Furnished herewith.

ITEM 16. FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MATSON, INC.
(Registrant)

Date: February 25, 2022	/s/ Matthew J. Cox
Matthew J. Cox
Chairman and
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Matthew J. Cox	Chairman and Chief Executive Officer	February 25, 2022
Matthew J. Cox

/s/ Meredith J. Ching	Director	February 25, 2022
Meredith J. Ching

/s/ Thomas B. Fargo	Director	February 25, 2022
Thomas B. Fargo

/s/ Mark H. Fukunaga	Director	February 25, 2022
Mark H. Fukunaga

/s/ Stanley M. Kuriyama	Director	February 25, 2022
Stanley M. Kuriyama

/s/ Constance H. Lau	Director	February 25, 2022
Constance H. Lau

/s/ Jenai S. Wall	Director	February 25, 2022
Jenai S. Wall

/s/ Joel M. Wine	Executive Vice President and Chief Financial Officer	February 25, 2022
Joel M. Wine

/s/ Kevin L. Stuck	Vice President and Controller (principal accounting officer)	February 25, 2022
Kevin L. Stuck

*****