Form 10-Q
period 2022-06-30
Matson, Inc.
filed 2022-08-02
CIK 3453

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022

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

Number of shares of common stock outstanding as of June 30, 2022: 38,981,142

MATSON, INC. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

MATSON, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Income and Comprehensive Income

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In millions, except per share amounts)	2022	2021	2022	2021
Operating Revenue:
Ocean Transportation	$1,049.2	$682.9	$1,993.1	$1,243.4
Logistics	211.9	192.0	433.5	343.3
Total Operating Revenue	1,261.1	874.9	2,426.6	1,586.7

Costs and Expenses:
Operating costs	(728.4)	(615.6)	(1,432.1)	(1,160.3)
Income from SSAT	24.7	12.8	58.7	22.0
Selling, general and administrative	(64.3)	(58.2)	(127.5)	(114.3)
Total Costs and Expenses	(768.0)	(661.0)	(1,500.9)	(1,252.6)

Operating Income	493.1	213.9	925.7	334.1
Interest expense	(4.5)	(5.5)	(9.3)	(12.8)
Other income (expense), net	1.8	1.5	3.8	2.9
Income before Taxes	490.4	209.9	920.2	324.2
Income taxes	(109.7)	(47.4)	(200.3)	(74.5)
Net Income	$380.7	$162.5	$719.9	$249.7

Other Comprehensive Income (Loss), Net of Income Taxes:
Net Income	$380.7	$162.5	$719.9	$249.7
Other Comprehensive Income (Loss):
Amortization of prior service cost	(0.9)	(1.2)	(1.8)	(2.3)
Amortization of net loss (gain)	2.0	1.3	2.8	2.5
Other adjustments	(1.9)	0.1	(1.6)	(0.1)
Total Other Comprehensive Income (Loss)	(0.8)	0.2	(0.6)	0.1
Comprehensive Income	$379.9	$162.7	$719.3	$249.8

Basic Earnings Per Share	$9.54	$3.74	$17.82	$5.75
Diluted Earnings Per Share	$9.49	$3.71	$17.69	$5.70

Weighted Average Number of Shares Outstanding:
Basic	39.9	43.5	40.4	43.4
Diluted	40.1	43.8	40.7	43.8

See Notes to Condensed Consolidated Financial Statements.

MATSON, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(Unaudited)

	June 30,	December 31,
(In millions)	2022	2021
ASSETS
Current Assets:
Cash and cash equivalents	$609.0	$282.4
Accounts receivable, net of allowance for credit losses of $10.9 million and $10.1 million, respectively	380.6	343.7
Prepaid expenses and other assets	123.1	78.4
Total current assets	1,112.7	704.5
Long-term Assets:
Investment in SSAT	93.1	58.7
Property and equipment, net	1,894.7	1,878.3
Operating lease right of use assets	455.1	434.6
Goodwill	327.8	327.8
Intangible assets, net	175.8	181.1
Deferred dry-docking costs, net	60.8	68.7
Other long-term assets	38.6	39.4
Total long-term assets	3,045.9	2,988.6
Total Assets	$4,158.6	$3,693.1

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Current portion of debt	$65.0	$65.0
Accounts payable and accruals	304.8	308.4
Operating lease liabilities	152.4	137.6
Other liabilities	109.9	101.4
Total current liabilities	632.1	612.4
Long-term Liabilities:
Long-term debt, net of deferred loan fees	517.9	549.7
Long-term operating lease liabilities	314.2	307.4
Deferred income taxes	433.8	425.2
Other long-term liabilities	127.0	131.0
Total long-term liabilities	1,392.9	1,413.3
Commitments and Contingencies (see Note 13)
Shareholders’ Equity:
Common stock	29.2	30.7
Additional paid in capital	294.7	314.1
Accumulated other comprehensive loss, net	(31.5)	(30.9)
Retained earnings	1,841.2	1,353.5
Total shareholders’ equity	2,133.6	1,667.4
Total Liabilities and Shareholders’ Equity	$4,158.6	$3,693.1

See Notes to Condensed Consolidated Financial Statements.

MATSON, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Six Months Ended June 30,
(In millions)	2022	2021
Cash Flows From Operating Activities:
Net income	$719.9	$249.7
Reconciling adjustments:
Depreciation and amortization	71.1	67.9
Amortization of operating lease right of use assets	75.3	49.2
Deferred income taxes	9.4	15.2
Share-based compensation expense	10.5	9.5
Income from SSAT	(58.7)	(22.0)
Distribution from SSAT	26.3	21.0
Other	(0.7)	(1.0)
Changes in assets and liabilities:
Accounts receivable, net	(37.6)	(60.2)
Deferred dry-docking payments	(14.7)	(17.4)
Deferred dry-docking amortization	12.9	12.6
Prepaid expenses and other assets	(48.3)	(38.7)
Accounts payable, accruals and other liabilities	4.5	3.7
Operating lease liabilities	(74.2)	(47.1)
Other long-term liabilities	(4.6)	(3.6)
Net cash provided by operating activities	691.1	238.8

Cash Flows From Investing Activities:
Capitalized vessel construction expenditures	(11.4)	—
Other capital expenditures	(68.4)	(101.3)
Proceeds from disposal of property and equipment	0.8	1.7
Cash deposits into Capital Construction Fund	(10.7)	(31.2)
Withdrawals from Capital Construction Fund	10.7	31.2
Net cash used in investing activities	(79.0)	(99.6)

Cash Flows From Financing Activities:
Repayments of debt	(32.5)	(26.8)
Proceeds from revolving credit facility	—	241.9
Repayments of revolving credit facility	—	(313.7)
Payment of financing costs	—	(3.0)
Dividends paid	(25.0)	(20.2)
Repurchase of Matson common stock	(208.5)	—
Tax withholding related to net share settlements of restricted stock units	(19.5)	(14.4)
Net cash used in financing activities	(285.5)	(136.2)

Net Increase in Cash, Cash Equivalents and Restricted Cash	326.6	3.0
Cash, Cash Equivalents and Restricted Cash, Beginning of the Period	287.7	19.7
Cash, Cash Equivalents and Restricted Cash, End of the Period	$614.3	$22.7

Reconciliation of Cash, Cash Equivalents and Restricted Cash, End of the Period:
Cash and Cash Equivalents	$609.0	$17.4
Restricted Cash	5.3	5.3
Total Cash, Cash Equivalents and Restricted Cash, End of the Period	$614.3	$22.7

Supplemental Cash Flow Information:
Interest paid, net of capitalized interest	$8.4	$10.4
Income tax payments, net of refunds	$211.7	$75.2

Non-cash Information:
Capital expenditures included in accounts payable, accruals and other liabilities	$6.1	$7.7
Accrued dividends	$12.4	$13.2

See Notes to Condensed Consolidated Financial Statements.

MATSON, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Shareholders’ Equity

(Unaudited)

				Accumulated
	Common Stock		Additional	Other
		Stated	Paid In	Comprehensive	Retained
(In millions, except per share amounts)	Shares	Value	Capital	Income (Loss)	Earnings	Total
Balance at December 31, 2021	41.0	$30.7	$314.1	$(30.9)	$1,353.5	$1,667.4
Net income	—	—	—	—	339.2	339.2
Other comprehensive income (loss), net of tax	—	—	—	0.2	—	0.2
Share-based compensation	—	—	4.7	—	—	4.7
Shares issued, net of shares withheld for employee taxes	0.2	0.2	(19.5)	—	—	(19.3)
Shares repurchased	(0.7)	(0.5)	(3.1)	—	(65.0)	(68.6)
Dividends ($0.30 per share)	—	—	—	—	(12.9)	(12.9)
Balance at March 31, 2022	40.5	30.4	296.2	(30.7)	1,614.8	1,910.7
Net income	—	—	—	—	380.7	380.7
Other comprehensive income (loss), net of tax	—	—	—	(0.8)	—	(0.8)
Share-based compensation	—	—	5.7	—	—	5.7
Shares issued, net of shares withheld for employee taxes	0.1	—	(0.2)	—	—	(0.2)
Shares repurchased	(1.6)	(1.2)	(7.0)	—	(129.9)	(138.1)
Dividends ($0.30 per share and $0.31 per share)	—	—	—	—	(24.4)	(24.4)
Balance at June 30, 2022	39.0	$29.2	$294.7	$(31.5)	$1,841.2	$2,133.6

				Accumulated
	Common Stock		Additional	Other
		Stated	Paid In	Comprehensive	Retained
(In millions, except per share amounts)	Shares	Value	Capital	Income (Loss)	Earnings	Total
Balance at December 31, 2020	43.2	$32.4	$321.5	$(50.8)	$658.1	$961.2
Net income	—	—	—	—	87.2	87.2
Other comprehensive income (loss), net of tax	—	—	—	(0.1)	—	(0.1)
Share-based compensation	—	—	4.8	—	—	4.8
Shares issued, net of shares withheld for employee taxes	0.2	0.2	(14.3)	—	—	(14.1)
Dividends ($0.23 per share)	—	—	—	—	(10.1)	(10.1)
Balance at March 31, 2021	43.4	32.6	312.0	(50.9)	735.2	1,028.9
Net income	—	—	—	—	162.5	162.5
Other comprehensive income (loss), net of tax	—	—	—	0.2	—	0.2
Share-based compensation	—	—	4.7	—	—	4.7
Shares issued, net of shares withheld for employee taxes	0.1	—	(0.2)	—	—	(0.2)
Dividends ($0.23 per share and $0.30 per share)	—	—	—	—	(23.3)	(23.3)
Balance at June 30, 2021	43.5	$32.6	$316.5	$(50.7)	$874.4	$1,172.8

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

Fiscal Period: The period end for Matson covered by this report is June 30, 2022. The period end for MatNav and its subsidiaries covered by this report occurred on July 1, 2022.

Significant Accounting Policies: The Company’s significant accounting policies are described in Note 2 to the Consolidated Financial Statements included in Part II, Item 8 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2021.

Use of Estimates: The preparation of the interim Condensed Consolidated Financial Statements in conformity with accounting principles generally accepted in the U.S. requires management to make estimates and assumptions that affect the amounts reported. Estimates and assumptions are used for, but not limited to: impairment of investments; impairment of long-lived assets, intangible assets and goodwill; capitalized interest; allowance for doubtful accounts and other receivables; legal contingencies; insurance reserves and other related liabilities; accrual estimates; pension and post-retirement estimates; multi-employer withdrawal liabilities; operating lease assets and liabilities; income from SSAT; and income taxes. Future results could be materially affected if actual results differ from these estimates and assumptions.

Recognition of Revenues and Expenses: Revenue in the Company’s Condensed Consolidated Financial Statements is presented net of elimination of intercompany transactions. The following is a description of the Company’s principal revenue generating activities by segment, and the Company’s revenue recognition policy for each activity for the periods presented:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
Ocean Transportation (in millions) (1)	2022	2021	2022	2021
Ocean Transportation services	$1,040.2	$674.4	$1,976.9	$1,228.6
Terminal and other related services	4.7	4.9	8.4	7.7
Fuel sales	2.8	1.8	4.7	3.2
Vessel management and related services	1.5	1.8	3.1	3.9
Total	$1,049.2	$682.9	$1,993.1	$1,243.4
(1)	Ocean Transportation revenue transactions are primarily denominated in U.S. dollars except for less than 3 percent of Ocean Transportation services revenue and fuel sales revenue categories which are denominated in foreign currencies.

◾	Ocean Transportation services revenue is recognized ratably over the duration of a voyage based on the relative transit time completed in each reporting period. Vessel operating costs and other ocean transportation operating costs, such as terminal operating overhead and selling, general and administrative expenses, are charged to operating costs as incurred.
◾	Terminal and other related services revenue is recognized as the services are performed. Related costs are recognized as incurred.
◾	Fuel sales revenue and related costs are recognized when the Company has completed delivery of the product to the customer in accordance with the terms and conditions of the contract.
◾	Vessel management and related services revenue is recognized in proportion to the services completed. Related costs are recognized as incurred.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
Logistics (in millions) (1)	2022	2021	2022	2021
Transportation Brokerage and Freight Forwarding services	$184.4	$174.5	$379.3	$309.8
Warehousing and distribution services	13.8	10.4	25.9	19.6
Supply chain management and other services	13.7	7.1	28.3	13.9
Total	$211.9	$192.0	$433.5	$343.3
(1)	Logistics revenue transactions are primarily denominated in U.S. dollars except for approximately 6.5 percent of transportation brokerage and freight forwarding services revenue, and supply chain management and other services revenue categories which are denominated in foreign currencies.

◾	Transportation Brokerage and Freight Forwarding services revenue consists of amounts billed to customers for services provided. The primary costs include third-party purchased transportation services, agent commissions, labor and equipment. Revenue and the related purchased third-party transportation costs are recognized over the duration of a delivery based upon the relative transit time completed in each reporting period. Labor, agent

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

Capital Construction Fund: The Company’s Capital Construction Fund (“CCF”) is described in Note 7 to the Consolidated Financial Statements included in Part II, Item 8 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2021. As of June 30, 2022 and December 31, 2021, $9.8 million of eligible accounts receivable was assigned to the CCF. Due to the nature of the assignment of eligible accounts receivable into the CCF, such assigned amounts are classified as part of accounts receivable in the Condensed Consolidated Balance Sheets. Cash on deposit in the CCF is held in a money market account and classified as a long-term asset in the Company’s Condensed Consolidated Balance Sheets, as the Company intends to use qualified cash withdrawals to fund long-term investment in the construction of new vessels. During the six months ended June 30, 2022 and 2021, the Company deposited $10.7 million and $31.2 million into the CCF and made qualifying cash withdrawals of $10.7 million and $31.2 million from the CCF, respectively. The balance of cash on deposit at June 30, 2022 and December 31, 2021 was nominal.

Investment in SSAT: Condensed income statement information for SSAT for the three and six months ended June 30, 2022 and 2021 consisted of the following:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In millions)	2022	2021	2022	2021
Operating revenue	$391.1	$322.2	$821.5	$628.3
Operating costs and expenses	(300.5)	(284.0)	(607.4)	(557.1)
Operating income	90.6	38.2	214.1	71.2
Net Income (1)	$78.0	$34.3	$178.1	$63.2
Company Share of SSAT’s Net Income (2)	$24.7	$12.8	$58.7	$22.0
(1)	Includes earnings from equity method investments held by SSAT less earnings allocated to non-controlling interests.
(2)	The Company records its share of net income from SSAT in costs and expenses in the Condensed Consolidated Statement of Income and Comprehensive Income due to the nature of SSAT’s operations.

The Company’s investment in SSAT was $93.1 million and $58.7 million at June 30, 2022 and December 31, 2021, respectively.

Dividends: The Company’s second quarter 2022 cash dividend of $0.30 per share was paid on June 2, 2022. On June 22, 2022, the Company’s Board of Directors declared a cash dividend of $0.31 per share payable on September 1, 2022 to shareholders of record on August 4, 2022.

Repurchase of Shares: During the three months ended June 30, 2022, the Company repurchased approximately 1.6 million shares for a total cost of $138.1 million. During the six months ended June 30, 2022, the Company repurchased approximately 2.3 million shares for a total cost of $206.7 million. As of June 30, 2022, the maximum number of remaining shares that may be repurchased under the Company’s stock repurchase program was approximately 1.2 million shares.

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

The Company’s Ocean Transportation segment provides ocean transportation services to the Logistics segment, and the Logistics segment provides logistics services to the Ocean Transportation segment in certain transactions. Accordingly, inter-segment revenue of $69.2 million and $49.0 million for the three months ended June 30, 2022 and 2021, and $142.4 million and $82.7 million for the six months ended June 30, 2022 and 2021, respectively, have been eliminated from operating revenues in the table below.

Reportable segment financial information for the three and six months ended June 30, 2022 and 2021 are as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In millions)	2022	2021	2022	2021
Operating Revenue:
Ocean Transportation (1)	$1,049.2	$682.9	$1,993.1	$1,243.4
Logistics (2)	211.9	192.0	433.5	343.3
Total Operating Revenue	$1,261.1	$874.9	$2,426.6	$1,586.7
Operating Income:
Ocean Transportation (3)	$470.0	$201.0	$886.2	$315.1
Logistics	23.1	12.9	39.5	19.0
Total Operating Income	493.1	213.9	925.7	334.1
Interest expense, net	(4.5)	(5.5)	(9.3)	(12.8)
Other income (expense), net	1.8	1.5	3.8	2.9
Income before Taxes	490.4	209.9	920.2	324.2
Income taxes	(109.7)	(47.4)	(200.3)	(74.5)
Net Income	$380.7	$162.5	$719.9	$249.7
(1)	Ocean Transportation operating revenue excludes inter-segment revenue of $24.0 million and $18.7 million for the three months ended June 30, 2022 and 2021, and $45.8 million and $33.8 million for the six months ended June 30, 2022 and 2021, respectively.
(2)	Logistics operating revenue excludes inter-segment revenue of $45.2 million and $30.3 million for the three months ended June 30, 2022 and 2021, and $96.6 million and $48.9 million for the six months ended June 30, 2022 and 2021, respectively.
(3)	Ocean Transportation segment information includes $24.7 million and $12.8 million of equity in income from the Company’s equity investment in SSAT for the three months ended June 30, 2022 and 2021, and $58.7 million and $22.0 million for the six months ended June 30, 2022 and 2021, respectively.

4.          PROPERTY AND EQUIPMENT

Property and equipment as of June 30, 2022 and December 31, 2021 consisted of the following:

	June 30,	December 31,
(In millions)	2022	2021
Cost:
Vessels	$2,271.5	$2,243.8
Containers and equipment	725.6	680.9
Terminal facilities and other property	131.1	128.3
Vessel construction in progress	—	14.9
Other construction in progress	35.0	19.5
Total Property and Equipment	3,163.2	3,087.4
Less: Accumulated Depreciation	(1,268.5)	(1,209.1)
Total Property and Equipment, net	$1,894.7	$1,878.3

5.          GOODWILL AND INTANGIBLES

Goodwill by segment as of June 30, 2022 and December 31, 2021 consisted of the following:

	Ocean
(In millions)	Transportation	Logistics	Total
Goodwill	$222.6	$105.2	$327.8

Intangible assets as of June 30, 2022 and December 31, 2021 consisted of the following:

	June 30,	December 31,
(In millions)	2022	2021
Customer Relationships:
Ocean Transportation	$140.6	$140.6
Logistics	90.1	90.1
Total	230.7	230.7
Less: Accumulated Amortization	(82.2)	(76.9)
Total Customer Relationships, net	148.5	153.8
Trade name – Logistics	27.3	27.3
Total Intangible Assets, net	$175.8	$181.1

The Company evaluates its goodwill and intangible assets for possible impairment in the fourth quarter, or whenever events or changes in circumstances indicate that it is more likely than not that the fair value is less than its carrying amount. The Company has reporting units within the Ocean Transportation and Logistics reportable segments. The Company considered the general economic and market conditions and its impact on the performance of each of the Company’s reporting units. Based on the Company’s assessment of its market capitalization, future forecasts and the amount of excess of fair value over the carrying value of the reporting units in the 2021 annual impairment tests, the Company concluded that an impairment triggering event did not occur during the three months ended June 30, 2022.

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

6.          DEBT

As of June 30, 2022 and December 31, 2021, the Company’s debt consisted of the following:

	June 30,	December 31,
(In millions)	2022	2021
Private Placement Term Loans:
3.66%, payable through 2023	$9.1	$13.7
4.16%, payable through 2027	26.2	28.8
3.37%, payable through 2027	63.5	69.2
3.14%, payable through 2031	142.0	151.2
4.31%, payable through 2032	24.2	25.4
Title XI Debt:
5.34%, payable through 2028	14.3	15.4
5.27%, payable through 2029	16.5	17.6
1.22%, payable through 2043	170.1	174.1
1.35%, payable through 2044	130.7	133.6
Total Debt	596.6	629.0
Less: Current portion	(65.0)	(65.0)
Total Long-term Debt	531.6	564.0
Less: Deferred loan fees	(13.7)	(14.3)
Total Long-term Debt, net of deferred loan fees	$517.9	$549.7

Except as described below, the Company’s debt is described in Note 8 to the Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021.

Revolving Credit Facility: The Company’s revolving credit facility has committed available borrowing of up to $650 million and matures on March 31, 2026. As of June 30, 2022, the Company had $642.0 million of remaining borrowing availability under the revolving credit facility. The Company used $8.0 million of the revolving credit facility for letters of credit outstanding as of June 30, 2022. There were no outstanding borrowings under the revolving credit facility as of June 30, 2022 and December 31, 2021.

Debt Security and Guarantees: All of the debt of the Company and MatNav, including related guarantees, as of June 30, 2022 was unsecured, except for the Title XI debt.

Debt Maturities: As of June 30, 2022, debt maturities during the next five years and thereafter are as follows:

As of
Year (in millions)	June 30, 2022
Remainder of 2022	$32.5
2023	60.4
2024	51.7
2025	51.7
2026	51.7
Thereafter	348.6
Total Debt	$596.6

7.          LEASES

The Company’s leases are described in Note 9 to the Consolidated Financial Statements included in Part II, Item 8 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2021.

Components of Lease Cost: Components of lease cost recorded in the Company’s Condensed Consolidated Statement of Income and Comprehensive Income for the three and six months ended June 30, 2022 and 2021 consisted of the following:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In millions)	2022	2021	2022	2021
Operating lease cost	$41.6	$27.4	$80.0	$52.7
Short-term lease cost	0.1	0.8	0.2	2.8
Variable lease cost	0.2	0.2	0.4	0.4
Total lease cost	$41.9	$28.4	$80.6	$55.9

Maturities of operating lease liabilities at June 30, 2022 are as follows:

As of
Year (in millions)	June 30, 2022
Remainder of 2022	$83.6
2023	141.9
2024	121.4
2025	70.5
2026	28.1
Thereafter	59.2
Total lease payments	504.7
Less: Interest	(38.1)
Present value of operating lease liabilities	466.6
Less: Short-term portion	(152.4)
Long-term operating lease liabilities	$314.2

8.          ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

Changes in accumulated other comprehensive income (loss) by component, net of tax, for the six months ended June 30, 2022 consisted of the following:

					Accumulated
		Post-	Non-		Other
	Pension	Retirement	Qualified		Comprehensive
(In millions)	Benefits	Benefits	Plans	Other	Income (Loss)
Balance at December 31, 2021	$(39.1)	$10.1	$(0.7)	$(1.2)	$(30.9)
Amortization of prior service cost	(0.2)	(0.7)	—	—	(0.9)
Amortization of net loss	0.6	0.2	—	—	0.8
Foreign currency exchange	—	—	—	0.3	0.3
Balance at March 31, 2022	(38.7)	9.6	(0.7)	(0.9)	(30.7)
Amortization of prior service cost	(0.2)	(0.7)	—	—	(0.9)
Amortization of net loss	0.7	0.2	—	1.1	2.0
Foreign currency exchange	—	—	—	(2.3)	(2.3)
Other adjustments	—	—	—	0.4	0.4
Balance at June 30, 2022	$(38.2)	$9.1	$(0.7)	$(1.7)	$(31.5)

Changes in accumulated other comprehensive income (loss) by component, net of tax, for the six months ended June 30, 2021 consisted of the following:

					Accumulated
		Post-	Non-		Other
	Pension	Retirement	Qualified		Comprehensive
(In millions)	Benefits	Benefits	Plans	Other	Income (Loss)
Balance at December 31, 2020	$(61.7)	$12.2	$(0.6)	$(0.7)	$(50.8)
Amortization of prior service cost	(0.4)	(0.7)	—	—	(1.1)
Amortization of net loss	0.9	0.2	0.1	—	1.2
Foreign currency exchange	—	—	—	(0.2)	(0.2)
Balance at March 31, 2021	(61.2)	11.7	(0.5)	(0.9)	(50.9)
Amortization of prior service cost	(0.4)	(0.7)	(0.1)	—	(1.2)
Amortization of net loss	1.0	0.3	—	—	1.3
Foreign currency exchange	—	—	—	(0.1)	(0.1)
Other adjustments	—	—	—	0.2	0.2
Balance at June 30, 2021	$(60.6)	$11.3	$(0.6)	$(0.8)	$(50.7)

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

The carrying value and fair value of the Company’s financial instruments as of June 30, 2022 and December 31, 2021 are as follows:

			Quoted Prices in	Significant	Significant
	Total		Active Markets	Observable	Unobservable
	Carrying Value	Total	(Level 1)	Inputs (Level 2)	Inputs (Level 3)

(In millions)	June 30, 2022	Fair Value Measurements at June 30, 2022
Cash and cash equivalents	$609.0	$609.0	$609.0	$—	$—
Restricted cash	$5.3	$5.3	$5.3	$—	$—
Fixed rate debt	$596.6	$523.5	$—	$523.5	$—

(In millions)	December 31, 2021	Fair Value Measurements at December 31, 2021
Cash and cash equivalents	$282.4	$282.4	$282.4	$—	$—
Restricted cash	$5.3	$5.3	$5.3	$—	$—
Fixed rate debt	$629.0	$615.1	$—	$615.1	$—

10.          EARNINGS PER SHARE

Basic earnings per share is determined by dividing net income by the weighted average common shares outstanding during the period. The calculation of diluted earnings per share includes the dilutive effect of unexercised non-qualified stock options and non-vested restricted stock units. The computation of weighted average common shares outstanding excluded a nominal amount of anti-dilutive non-qualified stock options for each period ended June 30, 2022 and 2021.

The computations for basic and diluted earnings per share for the three and six months ended June 30, 2022 and 2021 are as follows:

	Three Months Ended June 30, 2022			Six Months Ended June 30, 2022
		Weighted	Per		Weighted	Per
		Average	Common		Average	Common
	Net	Common	Share	Net	Common	Share
(In millions, except per share amounts)	Income	Shares	Amount	Income	Shares	Amount
Basic	$380.7	39.9	$9.54	$719.9	40.4	$17.82
Effect of Dilutive Securities		0.2	(0.05)		0.3	(0.13)
Diluted	$380.7	40.1	$9.49	$719.9	40.7	$17.69

	Three Months Ended June 30, 2021			Six Months Ended June 30, 2021
		Weighted	Per		Weighted	Per
		Average	Common		Average	Common
	Net	Common	Share	Net	Common	Share
(In millions, except per share amounts)	Income	Shares	Amount	Income	Shares	Amount
Basic	$162.5	43.5	$3.74	$249.7	43.4	$5.75
Effect of Dilutive Securities		0.3	(0.03)		0.4	(0.05)
Diluted	$162.5	43.8	$3.71	$249.7	43.8	$5.70

11.          SHARE-BASED COMPENSATION

The Company granted time-based restricted stock units and performance-based shares to certain of its employees totaling approximately 12,400 and 180,500 shares with a weighted average grant date fair value of $93.32 and $100.83 per share during the three and six months ended June 30, 2022, respectively.

Total share-based compensation cost recognized in the Condensed Consolidated Statements of Income and Comprehensive Income as a component of selling, general and administrative expenses was $5.8 million and $4.7 million for the three months ended June 30, 2022 and 2021, and $10.5 million and $9.5 million for the six month ended June 30, 2022 and 2021, respectively. Total unrecognized compensation cost related to unvested share-based compensation arrangements was $33.9 million at June 30, 2022, and is expected to be recognized over a weighted average period of approximately 2.1 years. Total unrecognized compensation cost may be adjusted for any unearned performance shares or forfeited shares.

12.          PENSION AND POST-RETIREMENT PLANS

The Company’s pension and post-retirement plans are described in Note 11 to the Consolidated Financial Statements included in Part II, Item 8 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2021. Components of net periodic benefit cost and other amounts recognized in Other Comprehensive Income (Loss) for the qualified pension plans and the post-retirement benefit plans for the three and six months ended June 30, 2022 and 2021 consisted of the following:

	Pension Benefits		Post-retirement Benefits
	Three Months Ended June 30,		Three Months Ended June 30,
(In millions)	2022	2021	2022	2021
Components of net periodic benefit cost (benefit):
Service cost	$1.2	$1.1	$0.1	$0.1
Interest cost	1.6	1.7	0.2	0.2
Expected return on plan assets	(4.0)	(3.7)	—	—
Amortization of net loss	0.9	1.2	0.2	0.3
Amortization of prior service credit	(0.2)	(0.5)	(0.9)	(0.9)
Net periodic benefit cost (benefit)	$(0.5)	$(0.2)	$(0.4)	$(0.3)

	Pension Benefits		Post-retirement Benefits
	Six Months Ended June 30,		Six Months Ended June 30,
(In millions)	2022	2021	2022	2021
Components of net periodic benefit cost (benefit):
Service cost	$2.4	$2.3	$0.3	$0.3
Interest cost	3.3	3.2	0.4	0.4
Expected return on plan assets	(7.9)	(7.3)	—	—
Amortization of net loss	1.7	2.5	0.4	0.6
Amortization of prior service credit	(0.5)	(1.1)	(1.8)	(1.8)
Net periodic benefit cost (benefit)	$(1.0)	$(0.4)	$(0.7)	$(0.5)

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

On November 10, 2021, the California Air Resources Board (“CARB”) issued a Notice of Violation (“NOV”) to Matson for alleged violations of the Airborne Toxic Control Measure for Auxiliary Diesel Engines Operated on Ocean-Going Vessels At-Berth in a California Port pursuant to California Code of Regulations, title 17, section 93118.3. CARB regulations require that a company’s fleet plug into shore power for at least 80 percent of visits at California ports and reduce auxiliary engine power generation by at least 80 percent. The NOV alleges that Matson’s fleet did not meet the 80 percent thresholds during visits to the Port of Long Beach in 2020. The violations were alleged to have been incurred by chartered vessels in the CLX+ service. These chartered vessels were not outfitted with alternative maritime power capability which would have allowed them to plug into the shore power grid and shut down the vessel diesel generators when at dock. The Company has presented mitigating factors for consideration in settlement discussions with CARB, as well as plans to achieve compliance in 2022. Although potential penalties for 2020, 2021 and 2022 violations could, in the aggregate, reasonably be expected to exceed $1 million, they are not expected to be material to the Company’s financial condition, results of operations, or cash flows.

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

SECOND QUARTER 2022 DISCUSSION AND UPDATE ON BUSINESS CONDITIONS

Ocean Transportation: The Company’s container volume in the Hawaii service in the second quarter 2022 was 1.5 percent lower year-over-year. The decrease was primarily due to lower retail-related demand. During the quarter, we saw continued improvement in the Hawaii economy supported by strong domestic tourist arrivals and a modest improvement in international tourist trends. In the near-term, we expect continued economic recovery in Hawaii from the pandemic supported by an improving unemployment rate and increasing tourism traffic, but there are negative trends from a combination of economic effects that create uncertainty in the economic growth trajectory. The negative trends include weakening economic conditions in the U.S. and global economies and lower household discretionary income as a result of high inflation, higher interest rates and the end of the pandemic-era stimulus helping personal income.

In China, the Company’s container volume in the second quarter 2022 increased 11.7 percent year-over-year. The increase was a result of four more eastbound voyages than the prior year. Volume demand in the quarter was driven by e-commerce, garments and other goods. Matson continued to realize a significant rate premium over the Shanghai Containerized Freight Index in the second quarter 2022 and achieved average freight rates that were considerably higher than in the year ago period. Currently in the Transpacific tradelane, we are seeing solid demand for our China service as China’s factory production continues to recover from the COVID-19-related supply chain challenges. However, in recent weeks we have seen a gradual decline in the Transpacific freight rate environment off the highs experienced earlier this year. This indicates that rates have likely peaked for now, and, at this time, we expect an orderly marketplace for the remainder of the year with our vessels continuing to operate at or near capacity and earning a significant rate premium to the market because of our differentiated, fast ocean services. To this end, we continue to expect to operate the CCX service through the October peak season this year.

In Guam, the Company’s container volume in the second quarter 2022 decreased 7.0 percent year-over-year primarily due to lower retail-related demand. In the near-term, we expect the Guam economy to continue to benefit from a recovery in tourism, but there are negative trends as a result of higher inflation, higher interest rates and the end of the pandemic-era stimulus helping personal income that creates uncertainty in the economic growth trajectory.

In Alaska, the Company’s container volume for the second quarter 2022 increased 12.2 percent year-over-year primarily due to (i) higher northbound volume primarily due to higher retail-related demand and an additional sailing and (ii) higher volume from Alaska-Asia Express (“AAX”). In the near-term, we expect the Alaska economy to benefit from the resumption of summer tourism and increased energy-related exploration and production activity as a result of elevated oil prices, but there are negative trends as a result of higher inflation, higher interest rates and the end of the pandemic-era stimulus helping personal income that creates uncertainty in the economic growth trajectory.

The contribution in the second quarter 2022 from the Company’s SSAT joint venture investment was $24.7 million, or $11.9 million higher than the second quarter 2021. The increase was primarily driven by higher other terminal revenue.

Logistics: In the second quarter 2022, operating income for the Company’s Logistics segment was $23.1 million, or $10.2 million higher compared to the level achieved in the second quarter 2021. The increase was due primarily to higher contributions from all services as we continued to see favorable supply and demand fundamentals in our core markets.

CONSOLIDATED RESULTS OF OPERATIONS

Consolidated Results - Three months ended June 30, 2022 compared with 2021:

	Three Months Ended June 30,
(Dollars in millions, except per share amounts)	2022	2021	Change
Operating revenue	$1,261.1	$874.9	$386.2	44.1%
Operating costs and expenses	(768.0)	(661.0)	(107.0)	16.2%
Operating income	493.1	213.9	279.2	130.5%
Interest expense	(4.5)	(5.5)	1.0	(18.2)%
Other income (expense), net	1.8	1.5	0.3	20.0%
Income before taxes	490.4	209.9	280.5	133.6%
Income taxes	(109.7)	(47.4)	(62.3)	131.4%
Net income	$380.7	$162.5	$218.2	134.3%
Basic earnings per share	$9.54	$3.74	$5.80	155.1%
Diluted earnings per share	$9.49	$3.71	$5.78	155.8%

Changes in operating revenue, and operating costs and expenses are further described below in the Analysis of Operating Revenue and Income by Segment.

The decrease in interest expense for the three months ended June 30, 2022, compared to the three months ended June 30, 2021, was due to lower outstanding debt during the period.

Other income (expense) relates to the amortization of certain components of net periodic benefit costs or gains related to the Company’s pension and post-retirement plans.

Income tax expense was $109.7 million or 22.4 percent of income before taxes for the three months ended June 30, 2022, compared to $47.4 million or 22.6 percent of income before taxes for the three months ended June 30, 2021. The effective tax rate for the three months ended June 30, 2022 benefited from a 1.6 percent deduction related to foreign-

derived intangible income (“FDII”) under Section 250 of the Internal Revenue Code that lowered the effective tax rate for the current period. The effective tax rate for the three months ended June 30, 2021 benefited from a 1.8 percent discrete adjustment related to the valuation allowance against the Company’s foreign income tax net operating losses that lowered the effective tax rate for the prior year period.

Consolidated Results - Six months ended June 30, 2022 compared with 2021:

	Six Months Ended June 30,
(Dollars in millions, except per share amounts)	2022	2021	Change
Operating revenue	$2,426.6	$1,586.7	$839.9	52.9%
Operating costs and expenses	(1,500.9)	(1,252.6)	(248.3)	19.8%
Operating income	925.7	334.1	591.6	177.1%
Interest expense	(9.3)	(12.8)	3.5	(27.3)%
Other income (expense), net	3.8	2.9	0.9	31.0%
Income before taxes	920.2	324.2	596.0	183.8%
Income taxes	(200.3)	(74.5)	(125.8)	168.9%
Net income	$719.9	$249.7	$470.2	188.3%
Basic earnings per share	$17.82	$5.75	$12.07	209.9%
Diluted earnings per share	$17.69	$5.70	$11.99	210.4%

Changes in operating revenue, and operating costs and expenses are further described below in the Analysis of Operating Revenue and Income by Segment.

The decrease in interest expense for the six months ended June 30, 2022, compared to the six months ended June 30, 2021, was due to lower outstanding debt during the period.

Other income (expense) relates to the amortization of certain components of net periodic benefit costs or gains related to the Company’s pension and post-retirement plans.

Income tax expense was $200.3 million or 21.8 percent of income before taxes for the six months ended June 30, 2022, compared to $74.5 million or 23.0 percent of income before taxes for the six months ended June 30, 2021. The effective tax rate for the six months ended June 30, 2022 benefited from a 2.3 percent deduction related to FDII under Section 250 of the Internal Revenue Code that lowered the effective tax rate for the current period. The effective tax rate for the six months ended June 30, 2021 benefited from a 1.1 percent discrete adjustment related to the valuation allowance against the Company’s foreign income tax net operating losses that lowered the effective tax rate for the prior year period.

ANALYSIS OF OPERATING REVENUE AND INCOME BY SEGMENT

Ocean Transportation Operating Results - Three months ended June 30, 2022 compared with 2021:

	Three Months Ended June 30,
(Dollars in millions)	2022	2021	Change
Ocean Transportation revenue	$1,049.2	$682.9	$366.3	53.6%
Operating costs and expenses	(579.2)	(481.9)	(97.3)	20.2%
Operating income	$470.0	$201.0	$269.0	133.8%
Operating income margin	44.8%	29.4%

Volume (Forty-foot equivalent units (FEU), except for automobiles) (1)
Hawaii containers	39,200	39,800	(600)	(1.5)%
Hawaii automobiles	10,600	12,700	(2,100)	(16.5)%
Alaska containers	22,100	19,700	2,400	12.2%
China containers	48,700	43,600	5,100	11.7%
Guam containers	5,300	5,700	(400)	(7.0)%
Other containers (2)	6,200	5,200	1,000	19.2%
(1)	Approximate volumes included for the period are based on the voyage departure date, but revenue and operating income are adjusted to reflect the percentage of revenue and operating income earned during the reporting period for voyages in transit at the end of each reporting period.
(2)	Includes containers from services in various islands in Micronesia and the South Pacific, and Okinawa, Japan.

Ocean Transportation revenue increased $366.3 million, or 53.6 percent, during the three months ended June 30, 2022, compared with the three months ended June 30, 2021. The increase was primarily due to higher revenue in China and higher fuel-related surcharge revenue primarily due to higher energy prices. The higher revenue in China was primarily due to considerably higher average freight rates and higher volume.

On a year-over-year FEU basis, Hawaii container volume decreased 1.5 percent primarily due to lower retail-related volume; Alaska volume increased 12.2 percent primarily due to (i) higher northbound volume primarily due to higher retail-related demand and an additional sailing and (ii) higher volume from AAX; China volume was 11.7 percent higher as a result of four more eastbound voyages than the prior year; Guam volume was 7.0 percent lower primarily due to lower retail-related demand; and Other containers volume increased 19.2 percent primarily due to the addition of China-Auckland Express volume in the South Pacific.

Ocean Transportation operating income increased $269.0 million during the three months ended June 30, 2022, compared with the three months ended June 30, 2021. The increase was primarily due to considerably higher average freight rates and higher volume in China and a higher contribution from SSAT, partially offset by higher fuel-related expenses, net of fuel-related surcharge recovery, and higher operating costs and expenses primarily due to the CLX+ and CCX services.

The Company’s SSAT terminal joint venture investment contributed $24.7 million during the three months ended June 30, 2022, compared to a contribution of $12.8 million during the three months ended June 30, 2021. The increase was primarily driven by higher other terminal revenue.

Ocean Transportation Operating Results - Six months ended June 30, 2022 compared with 2021:

	Six Months Ended June 30,
(Dollars in millions)	2022	2021	Change
Ocean Transportation revenue	$1,993.1	$1,243.4	$749.7	60.3%
Operating costs and expenses	(1,106.9)	(928.3)	(178.6)	19.2%
Operating income	$886.2	$315.1	$571.1	181.2%
Operating income margin	44.5%	25.3%

Volume (Forty-foot equivalent units (FEU), except for automobiles) (1)
Hawaii containers	74,700	75,500	(800)	(1.1)%
Hawaii automobiles	19,200	23,400	(4,200)	(17.9)%
Alaska containers	42,900	37,000	5,900	15.9%
China containers	95,300	84,700	10,600	12.5%
Guam containers	10,800	10,700	100	0.9%
Other containers (2)	11,500	9,200	2,300	25.0%
(1)	Approximate volumes included for the period are based on the voyage departure date, but revenue and operating income are adjusted to reflect the percentage of revenue and operating income earned during the reporting period for voyages in transit at the end of each reporting period.
(2)	Includes containers from services in various islands in Micronesia and the South Pacific, and Okinawa, Japan.

Ocean Transportation revenue increased $749.7 million, or 60.3 percent, during the six months ended June 30, 2022, compared with the six months ended June 30, 2021. The increase was primarily due to higher revenue in China, higher fuel-related surcharge revenue primarily due to higher energy prices, and higher revenue in Alaska. The higher revenue in China was primarily due to considerably higher average freight rates and higher volume. The higher revenue in Alaska was primarily the result of higher volume.

On a year-over-year FEU basis, Hawaii container volume decreased 1.1 percent primarily due to lower retail-related demand; Alaska volume increased 15.9 percent primarily due to (i) higher northbound volume primarily due to higher retail-related demand and volume related to a competitor’s dry-docking, (ii) higher volume from AAX and (iii) higher southbound volume primarily due to higher seafood volume; China volume was 12.5 percent higher as a result of nine more eastbound voyages than the prior year; Guam volume was 0.9 percent higher primarily due to higher retail-related demand; and Other containers volume increased 25.0 percent primarily due to the addition of China-Auckland Express volume in the South Pacific.

Ocean Transportation operating income increased $571.1 million during the six months ended June 30, 2022, compared with the six months ended June 30, 2021. The increase was primarily due to considerably higher average freight rates and higher volume in China and a higher contribution from SSAT, partially offset by higher fuel-related expenses, net of fuel-related surcharge recovery, and higher operating costs and expenses primarily due to the CLX+ and CCX services.

The Company’s SSAT terminal joint venture investment contributed $58.7 million during the six months ended June 30, 2022, compared to a contribution of $22.0 million during the six months ended June 30, 2021. The increase was primarily driven by higher other terminal revenue.

Logistics Operating Results: Three months ended June 30, 2022 compared with 2021:

	Three Months Ended June 30,
(Dollars in millions)	2022	2021	Change
Logistics revenue	$211.9	$192.0	$19.9	10.4%
Operating costs and expenses	(188.8)	(179.1)	(9.7)	5.4%
Operating income	$23.1	$12.9	$10.2	79.1%
Operating income margin	10.9%	6.7%

Logistics revenue increased $19.9 million, or 10.4 percent, during the three months ended June 30, 2022, compared with the three months ended June 30, 2021. The increase was primarily due to higher supply chain management and transportation brokerage revenue.

Logistics operating income increased $10.2 million, or 79.1 percent, during the three months ended June 30, 2022, compared with the three months ended June 30, 2021. The increase was primarily due to higher contributions from all services.

Logistics Operating Results: Six months ended June 30, 2022 compared with 2021:

	Six Months Ended June 30,
(Dollars in millions)	2022	2021	Change
Logistics revenue	$433.5	$343.3	$90.2	26.3%
Operating costs and expenses	(394.0)	(324.3)	(69.7)	21.5%
Operating income	$39.5	$19.0	$20.5	107.9%
Operating income margin	9.1%	5.5%

Logistics revenue increased $90.2 million, or 26.3 percent, during the six months ended June 30, 2022, compared with the six months ended June 30, 2021. The increase was primarily due to higher transportation brokerage revenue.

Logistics operating income increased $20.5 million, or 107.9 percent, during the six months ended June 30, 2022, compared with the six months ended June 30, 2021. The increase was primarily due to higher contributions from all services.

LIQUIDITY AND CAPITAL RESOURCES

Sources of liquidity available to the Company as of June 30, 2022, compared to December 31, 2021 were as follows:

Cash, Cash Equivalents, Restricted Cash and Accounts Receivable: Cash and cash equivalents, restricted cash and accounts receivable as of June 30, 2022, compared to December 31, 2021 were as follows:

	June 30,	December 31,
(In millions)	2022	2021	Change
Cash and cash equivalents	$609.0	$282.4	$326.6
Restricted cash	$5.3	$5.3	$—
Accounts receivable, net (1)	$380.6	$343.7	$36.9
(1)	As of June 30, 2022 and December 31, 2021, $9.8 million of eligible accounts receivable were assigned to the CCF.

Changes in the Company’s cash, cash equivalents and restricted cash for the six months ended June 30, 2022, compared to the six months ended June 30, 2021 were as follows:

	Six Months Ended June 30,
(In millions)	2022	2021	Change
Net cash provided by operating activities (1)	$691.1	$238.8	$452.3
Net cash used in investing activities (2)	(79.0)	(99.6)	20.6
Net cash used in by financing activities (3)	(285.5)	(136.2)	(149.3)
Net increase in cash, cash equivalents and restricted cash	326.6	3.0	323.6
Cash, cash equivalents and restricted cash, beginning of the period	287.7	19.7	268.0
Cash, cash equivalents and restricted cash, end of the period	$614.3	$22.7	$591.6

(1) Changes in net cash provided by operating activities:

Changes in net cash provided by operating activities for the six months ended June 30, 2022, compared to the six months ended June 30, 2021, were due to the following:

(In millions)	Change
Net income	$470.2
Non-cash depreciation and amortization	3.2
Non-cash deferred income taxes	(5.8)
Other non-cash related changes, net	1.3
Income and distributions from SSAT, net	(31.4)
Accounts receivable, net	22.6
Prepaid expenses and other assets	(9.6)
Accounts payable, accruals and other liabilities	0.8
Operating lease liabilities	(27.1)
Non-cash amortization of operating lease right of use assets	26.1
Deferred dry-docking payments	2.7
Non-cash deferred dry-docking amortization	0.3
Other long-term liabilities	(1.0)
Total	$452.3

Net income was $719.9 million for the six months ended June 30, 2022, compared to $249.7 million for the six months ended June 30, 2021, as described above. Income from SSAT was $58.7 million for the six months ended June 30, 2022, compared to $22.0 million for the six months ended June 30, 2021. The increase in income from SSAT was due to higher operating profits generated by SSAT during the six months ended June 30, 2022 as compared to the same prior year period. Cash distributions received from SSAT were $26.3 million during the six months ended June 30, 2022, compared to $21.0 million for the six months ended June 30, 2021. Cash distributions from SSAT are dependent on the level of cash available for distribution after operational and future capital needs of SSAT, and the timing of when such dividends are declared and paid. Changes in accounts receivable were primarily due to increased levels of revenues, and the timing of collections associated with those receivables. Changes in prepaid expenses and other assets were primarily due to increased prepaid fuel and other operating related costs, and the timing and amount of prepaid income taxes for the six months ended June 30, 2022 as compared to the same prior year period. Changes in accounts payable, accruals and other liabilities were due to the timing of payments associated with those liabilities. Changes in operating lease liabilities were primarily due to new operating lease additions and renewals, partially offset by operating lease terminations during the six months ended June 30, 2022, compared to the same prior year period. Deferred dry-docking payments for the six months ended June 30, 2022 were $14.7 million, compared to $17.4 million for the six months ended June 30, 2021. The decrease in deferred dry-docking payments was due to less dry-dock related activity during the six months ended June 30, 2022 as compared to the same prior year period.

(2) Changes in net cash used in investing activities:

Changes in net cash used in investing activities for the six months ended June 30, 2022, compared to the six months ended June 30, 2021, were due to the following:

(In millions)	Change
Cash deposits into CCF	$20.5
Withdrawals from CCF	(20.5)
Capitalized vessel construction expenditures	(11.4)
Other capital expenditures	32.9
Proceeds from disposal of property and equipment, net	(0.9)
Total	$20.6

Capitalized vessel construction expenditures (including capitalized interest) were $11.4 million for the six months ended June 30, 2022 and related to the construction of a new flat-deck barge. There were no capitalized vessel construction expenditures during the six months ended June 30, 2021. Other capital expenditures payments were $68.4 million for the six months ended June 30, 2022, compared to $101.3 million for the six months ended June 30, 2021. Other capital expenditures primarily relates to the acquisition of containers, chassis and other equipment; vessel related expenditures; and expenditures on other capital related projects. The Company purchased fewer containers, chassis and other equipment during the six months ended June 30, 2022 as compared to the same prior year period.

(3) Changes in net cash used in financing activities:

Changes in net cash used in financing activities for the six months ended June 30, 2022, compared to the six months ended June 30, 2021, were due to the following:

(In millions)	Change
Repurchase of Matson common stock	$(208.5)
Repayments of fixed interest debt	(5.7)
Repayments and borrowings under revolving credit facility, net	71.8
Withholding tax related to net share settlements of restricted stock units	(5.1)
Payment of financing costs	3.0
Dividends paid	(4.8)
Total	$(149.3)

During the six months ended June 30, 2022, the Company paid $208.5 million for the repurchase of Matson common stock. There was no stock repurchase activity during the same prior year period. During the six months ended June 30, 2022, the Company paid $32.5 million in scheduled fixed debt payments, compared to $26.8 million in scheduled fixed debt payments during the six months ended June 30, 2021. During the six months ended June 30, 2021, the Company decreased net borrowings under the revolving credit facility by $71.8 million. There were no borrowings under the revolving credit facility during the six months ended June 30, 2022. During the six months ended June 30, 2021, the Company paid $3.0 million in financing costs. No financing costs were paid during the six months ended June 30, 2022. During the six months ended June 30, 2022, the Company paid $19.5 million in payroll taxes related to vested restricted stock units, compared to $14.4 million for the six months ended June 30, 2021. The increase in withholding tax was primarily due to the increase of the Company’s stock price as of the vesting date of the restricted stock units. During the six months ended June 30, 2022, the Company paid $25.0 million in dividends, compared to $20.2 million during the six months ended June 30, 2021. The increase in dividend payments resulted from an increase in dividends declared per share of common stock by the Company.

Debt: Total Debt as of June 30, 2022 and December 31, 2021 is as follows:

	June 30,	December 31,
(In millions)	2022	2021	Change
Fixed interest debt	596.6	629.0	(32.4)
Total Debt	$596.6	$629.0	$(32.4)

Total Debt decreased by $32.4 million during the six months ended June 30, 2022. The decrease in fixed interest debt was due to the scheduled repayments of private placement term loans and Title XI debt during the six months ended June 30, 2022.

As of June 30, 2022, the Company had $642.0 million of remaining borrowing availability under the revolving credit facility, with a maturity date of March 31, 2026. The Company’s debt is described in Note 6 of Part I, Item 1 above.

Working Capital: The Company had a working capital surplus of $480.6 million and $92.1 million at June 30, 2022 and December 31, 2021, respectively. Working capital is primarily impacted by the amount of net cash provided by operating activities, the amount of capital expenditures, the timing of collections associated with accounts receivable, prepaid expenses and other assets, and by the amount and timing of payments associated with accounts payable, accruals, income taxes and other liabilities. The increase in working capital surplus at June 30, 2022 is primarily due to the increase in cash generated from operating activities during the six months ended June 30, 2022.

Capital Expenditures: There were no material changes during the quarter ended June 30, 2022 to the Company’s expected capital expenditures for the years ending December 31, 2022 and 2023 that are described in Part II, Item 7 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2021.

Repurchase of Shares: During the six months ended June 30, 2022, the Company repurchased approximately 2.3 million shares for a total cost of $206.7 million. The maximum number of remaining shares that may be purchased under the Company’s stock repurchase program was approximately 1.2 million shares at June 30, 2022.

Other Material Cash Requirements: Except as described above, there were no other material changes during the quarter ended June 30, 2022 to the Company’s other cash requirements that are described in Part II, Item 7 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2021.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

There have been no changes during this quarter to the Company’s critical accounting policies and estimates as discussed in Part II, Item 7 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2021.

OTHER MATTERS

The Company’s second quarter 2022 cash dividend of $0.30 per share was paid on June 2, 2022. On June 22, 2022, the Company’s Board of Directors declared a cash dividend of $0.31 per share payable on September 1, 2022 to shareholders of record on August 4, 2022.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures.

The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this report. Based on such evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that, as of June 30, 2022, the Company’s disclosure controls and procedures are effective.

Changes in Internal Control Over Financial Reporting.

There were no changes in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the three months ended June 30, 2022, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

On November 10, 2021, the California Air Resources Board (“CARB”) issued a Notice of Violation (“NOV”) to Matson for alleged violations of the Airborne Toxic Control Measure for Auxiliary Diesel Engines Operated on Ocean-Going Vessels At-Berth in a California Port pursuant to California Code of Regulations, title 17, section 93118.3. CARB regulations require that a company’s fleet plug into shore power for at least 80 percent of visits at California ports and reduce auxiliary engine power generation by at least 80 percent. The NOV alleges that Matson’s fleet did not meet the 80 percent thresholds during visits to the Port of Long Beach in 2020. The violations were alleged to have been incurred by chartered vessels in the CLX+ service. These chartered vessels were not outfitted with alternative maritime power capability which would have allowed them to plug into the shore power grid and shut down the vessel diesel generators when at dock. The Company has presented mitigating factors for consideration in settlement discussions with CARB, as well as plans to achieve compliance in 2022. Although potential penalties for 2020, 2021 and 2022 violations could, in the aggregate, reasonably be expected to exceed $1 million, they are not expected to be material to the Company’s financial condition, results of operations or cash flows.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(c) Purchases of Equity Securities by the Issuer and Affiliated Purchases.

The following is the summary of Matson shares that were repurchased under the Company’s share repurchase program during the three months ended June 30, 2022:

			Total Number of	Maximum Number
			Shares Purchased	of Shares that May
	Total Number of		as Part of Publicly	Be Purchased
	Shares	Average Price	Announced Plans or	Under the Plans or
Period	Purchased	Paid Per Share	Programs (1)	Programs
April 1 – 30, 2022	335,209	$86.81	335,209	2,499,188
May 1 – 31, 2022	782,619	$88.00	782,619	1,716,569
June 1 – 30, 2022	515,670	$77.72	515,670	1,200,899
Total	1,633,498	$84.51	1,633,498
(1)	On June 24, 2021, the Company announced that Matson’s Board of Directors had approved a share repurchase program of up to 3.0 million shares of common stock from August 3, 2021 through August 2, 2024. On January 27, 2022, the Company’s Board of Directors approved the addition of 3.0 million shares to the Company’s existing share repurchase program. Shares will be repurchased in the open market from time to time, and may be made pursuant to a trading plan in accordance with Rule 10b5-1 of the Security Exchange Act of 1934.

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

MATSON, INC.
(Registrant)

Date: August 2, 2022	/s/ Joel M. Wine
Joel M. Wine
Executive Vice President and
Chief Financial Officer

Date: August 2, 2022	/s/ Kevin L. Stuck
Kevin L. Stuck
Vice President and Controller
(principal accounting officer)