Form 10-Q
period 2022-09-30
Matson, Inc.
filed 2022-11-03
CIK 3453

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022

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

Number of shares of common stock outstanding as of September 30, 2022: 37,780,685

MATSON, INC. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

MATSON, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Income and Comprehensive Income

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In millions, except per share amounts)	2022	2021	2022	2021
Operating Revenue:
Ocean Transportation	$918.5	$863.5	$2,911.6	$2,106.9
Logistics	196.3	208.1	629.8	551.4
Total Operating Revenue	1,114.8	1,071.6	3,541.4	2,658.3

Costs and Expenses:
Operating costs	(738.4)	(649.3)	(2,170.5)	(1,809.6)
Income from SSAT	23.4	13.0	82.1	35.0
Selling, general and administrative	(64.5)	(57.4)	(192.0)	(171.7)
Total Costs and Expenses	(779.5)	(693.7)	(2,280.4)	(1,946.3)

Operating Income	335.3	377.9	1,261.0	712.0
Interest income	1.3	—	1.3	—
Interest expense	(5.0)	(5.1)	(14.3)	(17.9)
Other income (expense), net	2.5	1.8	6.3	4.7
Income before Taxes	334.1	374.6	1,254.3	698.8
Income taxes	(68.1)	(91.4)	(268.4)	(165.9)
Net Income	$266.0	$283.2	$985.9	$532.9

Other Comprehensive Income (Loss), Net of Income Taxes:
Net Income	$266.0	$283.2	$985.9	$532.9
Other Comprehensive Income (Loss):
Amortization of prior service cost	(0.8)	(1.1)	(2.6)	(3.4)
Amortization of net loss (gain)	0.1	1.0	2.9	3.5
Other adjustments	(1.9)	(0.1)	(3.5)	(0.2)
Total Other Comprehensive Income (Loss)	(2.6)	(0.2)	(3.2)	(0.1)
Comprehensive Income	$263.4	$283.0	$982.7	$532.8

Basic Earnings Per Share	$6.95	$6.60	$24.83	$12.31
Diluted Earnings Per Share	$6.89	$6.53	$24.65	$12.19

Weighted Average Number of Shares Outstanding:
Basic	38.3	42.9	39.7	43.3
Diluted	38.6	43.4	40.0	43.7

See Notes to Condensed Consolidated Financial Statements.

MATSON, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(Unaudited)

	September 30,	December 31,
(In millions)	2022	2021
ASSETS
Current Assets:
Cash and cash equivalents	$242.8	$282.4
Accounts receivable, net of allowance for credit losses of $11.6 million and $10.1 million, respectively	328.5	343.7
Prepaid expenses and other assets	303.2	78.4
Total current assets	874.5	704.5
Long-term Assets:
Investment in SSAT	87.2	58.7
Property and equipment, net	1,907.4	1,878.3
Operating lease right of use assets	421.0	434.6
Goodwill	327.8	327.8
Intangible assets, net	178.0	181.1
Capital Construction Fund	565.0	—
Deferred dry-docking costs, net	62.0	68.7
Other long-term assets	36.1	39.4
Total long-term assets	3,584.5	2,988.6
Total Assets	$4,459.0	$3,693.1

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Current portion of debt	$57.3	$65.0
Accounts payable and accruals	293.1	308.4
Operating lease liabilities	147.1	137.6
Other liabilities	102.4	101.4
Total current liabilities	599.9	612.4
Long-term Liabilities:
Long-term debt, net of deferred loan fees	461.3	549.7
Long-term operating lease liabilities	284.3	307.4
Deferred income taxes	687.8	425.2
Other long-term liabilities	127.1	131.0
Total long-term liabilities	1,560.5	1,413.3
Commitments and Contingencies (see Note 13)
Shareholders’ Equity:
Common stock	28.3	30.7
Additional paid in capital	290.4	314.1
Accumulated other comprehensive loss, net	(34.1)	(30.9)
Retained earnings	2,014.0	1,353.5
Total shareholders’ equity	2,298.6	1,667.4
Total Liabilities and Shareholders’ Equity	$4,459.0	$3,693.1

See Notes to Condensed Consolidated Financial Statements.

MATSON, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Nine Months Ended September 30,
(In millions)	2022	2021
Cash Flows From Operating Activities:
Net income	$985.9	$532.9
Reconciling adjustments:
Depreciation and amortization	105.6	100.9
Amortization of operating lease right of use assets	113.9	73.9
Deferred income taxes	146.3	30.3
Share-based compensation expense	15.5	14.2
Income from SSAT	(82.1)	(35.0)
Distributions from SSAT	40.3	46.9
Other	(0.2)	(1.1)
Changes in assets and liabilities:
Accounts receivable, net	13.9	(75.2)
Deferred dry-docking payments	(16.7)	(25.8)
Deferred dry-docking amortization	18.6	18.0
Prepaid expenses and other assets	(110.2)	(46.7)
Accounts payable, accruals and other liabilities	(5.0)	30.2
Operating lease liabilities	(113.8)	(72.1)
Other long-term liabilities	(9.5)	(8.1)
Net cash provided by operating activities	1,102.5	583.3

Cash Flows From Investing Activities:
Capitalized vessel construction expenditures	(11.9)	—
Other capital expenditures	(113.4)	(244.7)
Cash deposits into Capital Construction Fund	(579.7)	(31.2)
Withdrawals from Capital Construction Fund	14.7	31.2
Other	(2.6)	2.2
Net cash used in investing activities	(692.9)	(242.5)

Cash Flows From Financing Activities:
Repayments of debt	(97.2)	(41.1)
Proceeds from revolving credit facility	—	304.3
Repayments of revolving credit facility	—	(376.1)
Payment of financing costs	—	(3.0)
Dividends paid	(36.9)	(33.3)
Repurchase of Matson common stock	(296.9)	(115.7)
Tax withholding related to net share settlements of restricted stock units	(19.6)	(14.4)
Net cash used in financing activities	(450.6)	(279.3)

Net (Decrease) Increase in Cash, Cash Equivalents and Restricted Cash	(41.0)	61.5
Cash, Cash Equivalents and Restricted Cash, Beginning of the Period	287.7	19.7
Cash, Cash Equivalents and Restricted Cash, End of the Period	$246.7	$81.2

Reconciliation of Cash, Cash Equivalents and Restricted Cash, End of the Period:
Cash and Cash Equivalents	$242.8	$75.9
Restricted Cash	3.9	5.3
Total Cash, Cash Equivalents and Restricted Cash, End of the Period	$246.7	$81.2

Supplemental Cash Flow Information:
Interest paid, net of capitalized interest	$13.6	$15.3
Income tax payments, net of refunds	$212.4	$162.1

Non-cash Information:
Capital expenditures included in accounts payable, accruals and other liabilities	$3.9	$5.6

See Notes to Condensed Consolidated Financial Statements.

MATSON, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Shareholders’ Equity

(Unaudited)

				Accumulated
	Common Stock		Additional	Other
		Stated	Paid In	Comprehensive	Retained
(In millions, except per share amounts)	Shares	Value	Capital	Income (Loss)	Earnings	Total
Balance at December 31, 2021	41.0	$30.7	$314.1	$(30.9)	$1,353.5	$1,667.4
Net income	—	—	—	—	339.2	339.2
Other comprehensive income (loss), net of tax	—	—	—	0.2	—	0.2
Share-based compensation	—	—	4.7	—	—	4.7
Shares issued, net of shares withheld for employee taxes	0.2	0.2	(19.5)	—	—	(19.3)
Shares repurchased	(0.7)	(0.5)	(3.1)	—	(65.0)	(68.6)
Dividends ($0.30 per share)	—	—	—	—	(12.9)	(12.9)
Balance at March 31, 2022	40.5	30.4	296.2	(30.7)	1,614.8	1,910.7
Net income	—	—	—	—	380.7	380.7
Other comprehensive income (loss), net of tax	—	—	—	(0.8)	—	(0.8)
Share-based compensation	—	—	5.7	—	—	5.7
Shares issued, net of shares withheld for employee taxes	0.1	—	(0.2)	—	—	(0.2)
Shares repurchased	(1.6)	(1.2)	(7.0)	—	(129.9)	(138.1)
Dividends ($0.30 per share and $0.31 per share)	—	—	—	—	(24.4)	(24.4)
Balance at June 30, 2022	39.0	29.2	294.7	(31.5)	1,841.2	2,133.6
Net income	—	—	—	—	266.0	266.0
Other comprehensive income (loss), net of tax	—	—	—	(2.6)	—	(2.6)
Share-based compensation	—	—	5.1	—	—	5.1
Equity interest in SSAT	—	—	—	—	(15.5)	(15.5)
Shares repurchased	(1.2)	(0.9)	(9.4)	—	(77.7)	(88.0)
Balance at September 30, 2022	37.8	$28.3	$290.4	$(34.1)	$2,014.0	$2,298.6

				Accumulated
	Common Stock		Additional	Other
		Stated	Paid In	Comprehensive	Retained
(In millions, except per share amounts)	Shares	Value	Capital	Income (Loss)	Earnings	Total
Balance at December 31, 2020	43.2	$32.4	$321.5	$(50.8)	$658.1	$961.2
Net income	—	—	—	—	87.2	87.2
Other comprehensive income (loss), net of tax	—	—	—	(0.1)	—	(0.1)
Share-based compensation	—	—	4.8	—	—	4.8
Shares issued, net of shares withheld for employee taxes	0.2	0.2	(14.3)	—	—	(14.1)
Dividends ($0.23 per share)	—	—	—	—	(10.1)	(10.1)
Balance at March 31, 2021	43.4	32.6	312.0	(50.9)	735.2	1,028.9
Net income	—	—	—	—	162.5	162.5
Other comprehensive income (loss), net of tax	—	—	—	0.2	—	0.2
Share-based compensation	—	—	4.7	—	—	4.7
Shares issued, net of shares withheld for employee taxes	0.1	—	(0.2)	—	—	(0.2)
Dividends ($0.23 per share and $0.30 per share)	—	—	—	—	(23.3)	(23.3)
Balance at June 30, 2021	43.5	32.6	316.5	(50.7)	874.4	1,172.8
Net income	—	—	—	—	283.2	283.2
Other comprehensive income (loss), net of tax	—	—	—	(0.2)	—	(0.2)
Share-based compensation	—	—	4.7	—	—	4.7
Shares issued, net of shares withheld for employee taxes	—	—	(0.1)	—	0.1	0.0
Shares repurchased	(1.5)	(1.1)	(7.2)	—	(107.4)	(115.7)
Balance at September 30, 2021	42.0	$31.5	$313.9	$(50.9)	$1,050.3	$1,344.8

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

Fiscal Period: The period end for Matson covered by this report is September 30, 2022. The period end for MatNav and its subsidiaries covered by this report is September 30, 2022.

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

Prepaid Expenses and Other Assets: Prepaid expenses and other assets consist of the following at September 30, 2022 and December 31, 2021:

	September 30,	December 31,
Prepaid Expenses and Other Assets (in millions)	2022	2021
Income tax receivables	$232.9	$23.1
Prepaid fuel	32.4	22.6
Prepaid insurance and insurance related receivables	13.8	10.1
Restricted cash - vessel construction obligations	3.9	5.3
Other	20.2	17.3
Total	$303.2	$78.4

Income tax receivables include a federal income tax refund related to the Company’s 2021 federal tax return, overpayments of federal and state taxes paid during the nine months ended September 30, 2022, and other income tax receivables.

Recognition of Revenues and Expenses: Revenue in the Company’s Condensed Consolidated Financial Statements is presented net of elimination of intercompany transactions. The following is a description of the Company’s principal revenue generating activities by segment, and the Company’s revenue recognition policy for each activity for the periods presented:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
Ocean Transportation (in millions) (1)	2022	2021	2022	2021
Ocean Transportation services	$908.4	$855.2	$2,885.3	$2,083.8
Terminal and other related services	5.4	4.8	13.8	12.5
Fuel sales	3.2	1.9	7.9	5.1
Vessel management and related services	1.5	1.6	4.6	5.5
Total	$918.5	$863.5	$2,911.6	$2,106.9
(1)	Ocean Transportation revenue transactions are primarily denominated in U.S. dollars except for less than 3 percent of Ocean Transportation services revenue and fuel sales revenue categories which are denominated in foreign currencies.

◾	Ocean Transportation services revenue is recognized ratably over the duration of a voyage based on the relative transit time completed in each reporting period. Vessel operating costs and other ocean transportation operating costs, such as terminal operating overhead and selling, general and administrative expenses, are charged to operating costs as incurred.
◾	Terminal and other related services revenue is recognized as the services are performed. Related costs are recognized as incurred.
◾	Fuel sales revenue and related costs are recognized when the Company has completed delivery of the product to the customer in accordance with the terms and conditions of the contract.
◾	Vessel management and related services revenue is recognized in proportion to the services completed. Related costs are recognized as incurred.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
Logistics (in millions) (1)	2022	2021	2022	2021
Transportation Brokerage and Freight Forwarding services	$169.2	$186.1	$548.5	$495.9
Warehousing and distribution services	15.5	12.2	41.4	31.8
Supply chain management and other services	11.6	9.8	39.9	23.7
Total	$196.3	$208.1	$629.8	$551.4
(1)	Logistics revenue transactions are primarily denominated in U.S. dollars except for approximately 6.5 percent of transportation brokerage and freight forwarding services revenue, and supply chain management and other services revenue categories which are denominated in foreign currencies.

◾	Transportation Brokerage and Freight Forwarding services revenue consists of amounts billed to customers for services provided. The primary costs include third-party purchased transportation services, agent commissions, labor and equipment. Revenue and the related purchased third-party transportation costs are recognized over the duration of a delivery based upon the relative transit time completed in each reporting period. Labor, agent commissions, and other operating costs are expensed as incurred. The Company reports revenue on a gross basis as the Company serves as the principal in these transactions because it is responsible for fulfilling the contractual arrangements with the customer and has latitude in establishing prices.
◾	Warehousing and distribution services revenue consist of amounts billed to customers for storage, handling, and value-added packaging of customer merchandise. Storage revenue is recognized in the month the service is provided to the customer. Storage related costs are recognized as incurred. Other warehousing and distribution services revenue and related costs are recognized in proportion to the services performed.
◾	Supply chain management and other services revenue, and related costs are recognized in proportion to the services performed.

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

Capital Construction Fund: The Company’s Capital Construction Fund (“CCF”) is described in Note 7 to the Consolidated Financial Statements included in Part II, Item 8 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2021. As of September 30, 2022 and December 31, 2021, $9.8 million of eligible accounts receivable was assigned to the CCF. Due to the nature of the assignment of eligible accounts receivable into the CCF, such assigned amounts are classified as part of accounts receivable in the Condensed Consolidated Balance Sheets.

Cash on deposit in the CCF is held in short term U.S. Treasury Obligation Funds and classified as a long-term asset in the Company’s Condensed Consolidated Balance Sheets, as the Company intends to use qualified cash withdrawals to fund long-term investment in the construction of new vessels. During the three months ended September 30, 2022, the Company deposited $569.0 million into the CCF and made qualifying cash withdrawals of $4.0 million from the CCF. No CCF deposits or withdrawals were made during the three months ended September 30, 2021. During the nine months ended September 30, 2022 and 2021, the Company deposited $579.7 million and $31.2 million into the CCF and made qualifying cash withdrawals of $14.7 million and $31.2 million from the CCF, respectively. The balance of cash on deposit at September 30, 2022 was $565.0 million and was nominal at December 31, 2021.

Investment in SSAT: Condensed income statement information for SSAT for the three and nine months ended September 30, 2022 and 2021 consisted of the following:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In millions)	2022	2021	2022	2021
Operating revenue	$369.8	$316.3	$1,191.3	$944.6
Operating costs and expenses	(286.9)	(274.2)	(894.3)	(831.3)
Operating income	82.9	42.1	297.0	113.3
Net Income (1)	$68.9	$37.3	$247.0	$100.5
Company Share of SSAT’s Net Income (2)	$23.4	$13.0	$82.1	$35.0
(1)	Includes earnings from equity method investments held by SSAT less earnings allocated to non-controlling interests.
(2)	The Company records its share of net income from SSAT in costs and expenses in the Condensed Consolidated Statement of Income and Comprehensive Income due to the nature of SSAT’s operations.

The Company’s investment in SSAT was $87.2 million and $58.7 million at September 30, 2022 and December 31, 2021, respectively. On September 16, 2022, SSAT completed the purchase of a 20 percent non-controlling equity interest in SSAT Terminals (Oakland), LLC (“SSAT Oakland”) from a third-party company. After completion of this transaction, SSAT Oakland became a wholly-owned subsidiary of SSAT. The operating results of SSAT Oakland continue to consolidate into the operating results of SSAT. As a result of this transaction, the Company recorded a decrease of $15.5 million in its investment in SSAT and a corresponding decrease in retained earnings during the three months ended September 30, 2022 to reflect its proportionate share of this purchase.

Dividends: The Company’s third quarter 2022 cash dividend of $0.31 per share was paid on September 1, 2022. On October 27, 2022, the Company’s Board of Directors declared a cash dividend of $0.31 per share payable on December 1, 2022 to shareholders of record on November 10, 2022.

Repurchase of Shares: During the three months ended September 30, 2022, the Company repurchased approximately 1.1 million shares for a total cost of $88.0 million. During the nine months ended September 30, 2022, the Company repurchased approximately 3.5 million shares for a total cost of $294.7 million. As of September 30, 2022, the maximum number of remaining shares that may be repurchased under the Company’s share repurchase program was approximately 3.0 million shares.

Deferred Income Taxes: During the three months ended September 30, 2022, the Company filed its 2021 federal income tax return. As a result of the Company depositing $565.0 million into the Capital Construction Fund, the Company’s federal income tax return resulted in a federal income tax refund position as the deposit is allowed as a deduction in the 2021 taxable period. The Company recorded the federal income tax refund receivable in Prepaid expenses and other assets, and a corresponding increase in Deferred income taxes in the Company’s Condensed Consolidated Balance Sheet at September 30, 2022. Other changes in deferred income taxes related to the recording of the Company’s income tax provision for the nine months ended September 30, 2022.

Recent U.S. Tax Legislation: On August 16, 2022, the Inflation Reduction Act of 2022 (“IRA”) was signed into law in the United States. The new provisions impose a one percent excise tax on the fair market value of share repurchases after December 31, 2022. The provisions of the IRA also include a 15 percent alternative minimum tax rate that generally applies to U.S. corporations with adjusted financial statement income in excess of $1 billion, and is effective in taxable years beginning after December 31, 2022. The Company is reviewing the provisions of the IRA and monitoring any guidance with respect to having these provisions apply to the Company’s tax provision in future periods.

Subsequent Events: On November 1, 2022, MatNav signed vessel construction agreements with Philly Shipyard, Inc. for three new LNG-ready Aloha Class containerships. Each of the new 3,600 TEU vessels is expected to provide 500 containers of additional capacity per voyage in the CLX service. The contract cost of this new Jones Act vessel program is expected to be approximately $1 billion and delivery of the first vessel is currently anticipated to be in the fourth quarter of 2026 with subsequent deliveries in the second and fourth quarters of 2027. Upon signing the agreements, the Company made its first milestone payment of $50 million from the CCF. The Company expects to finance the remaining construction-related payments with cash currently on deposit in the CCF, cash and cash equivalents on the balance sheet and through cash flows from operations, borrowings available under the Company’s unsecured revolving credit facility and additional debt financings.

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

The Company’s Ocean Transportation segment provides ocean transportation services to the Logistics segment, and the Logistics segment provides logistics services to the Ocean Transportation segment in certain transactions. Accordingly, inter-segment revenue of $78.2 million and $57.8 million for the three months ended September 30, 2022 and 2021, and $220.6 million and $140.5 million for the nine months ended September 30, 2022 and 2021, respectively, have been eliminated from operating revenues in the table below.

Reportable segment financial information for the three and nine months ended September 30, 2022 and 2021 are as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In millions)	2022	2021	2022	2021
Operating Revenue:
Ocean Transportation (1)	$918.5	$863.5	$2,911.6	$2,106.9
Logistics (2)	196.3	208.1	629.8	551.4
Total Operating Revenue	$1,114.8	$1,071.6	$3,541.4	$2,658.3
Operating Income:
Ocean Transportation (3)	$315.2	$361.9	$1,201.4	$677.0
Logistics	20.1	16.0	59.6	35.0
Total Operating Income	335.3	377.9	1,261.0	712.0
Interest income	1.3	—	1.3	—
Interest expense	(5.0)	(5.1)	(14.3)	(17.9)
Other income (expense), net	2.5	1.8	6.3	4.7
Income before Taxes	334.1	374.6	1,254.3	698.8
Income taxes	(68.1)	(91.4)	(268.4)	(165.9)
Net Income	$266.0	$283.2	$985.9	$532.9
(1)	Ocean Transportation operating revenue excludes inter-segment revenue of $28.0 million and $21.8 million for the three months ended September 30, 2022 and 2021, and $73.8 million and $55.6 million for the nine months ended September 30, 2022 and 2021, respectively.
(2)	Logistics operating revenue excludes inter-segment revenue of $50.2 million and $36.0 million for the three months ended September 30, 2022 and 2021, and $146.8 million and $84.9 million for the nine months ended September 30, 2022 and 2021, respectively.
(3)	Ocean Transportation segment information includes $23.4 million and $13.0 million of equity in income from the Company’s equity investment in SSAT for the three months ended September 30, 2022 and 2021, and $82.1 million and $35.0 million for the nine months ended September 30, 2022 and 2021, respectively.

4.          PROPERTY AND EQUIPMENT

Property and equipment as of September 30, 2022 and December 31, 2021 consisted of the following:

	September 30,	December 31,
(In millions)	2022	2021
Cost:
Vessels	$2,277.1	$2,243.8
Containers and equipment	730.7	680.9
Terminal facilities and other property	131.5	128.3
Vessel construction in progress	—	14.9
Other construction in progress	65.4	19.5
Total Property and Equipment	3,204.7	3,087.4
Less: Accumulated Depreciation	(1,297.3)	(1,209.1)
Total Property and Equipment, net	$1,907.4	$1,878.3

5.          GOODWILL AND INTANGIBLES

Goodwill by segment as of September 30, 2022 and December 31, 2021 consisted of the following:

	Ocean
(In millions)	Transportation	Logistics	Total
Goodwill	$222.6	$105.2	$327.8

Intangible assets as of September 30, 2022 and December 31, 2021 consisted of the following:

	September 30,	December 31,
(In millions)	2022	2021
Customer Relationships:
Ocean Transportation	$140.6	$140.6
Logistics	95.3	90.1
Total	235.9	230.7
Less: Accumulated Amortization	(85.2)	(76.9)
Total Customer Relationships, net	150.7	153.8
Trade name – Logistics	27.3	27.3
Total Intangible Assets, net	$178.0	$181.1

The change in customer relationships related to new customers acquired during the three months ended September 30, 2022.

The Company evaluates its goodwill and intangible assets for possible impairment in the fourth quarter, or whenever events or changes in circumstances indicate that it is more likely than not that the fair value is less than its carrying amount. The Company has reporting units within the Ocean Transportation and Logistics reportable segments. The Company considered the general economic and market conditions and its impact on the performance of each of the Company’s reporting units. Based on the Company’s assessment of its market capitalization, future forecasts and the amount of excess of fair value over the carrying value of the reporting units in the 2021 annual impairment tests, the Company concluded that an impairment triggering event did not occur during the three months ended September 30, 2022.

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

6.          DEBT

As of September 30, 2022 and December 31, 2021, the Company’s debt consisted of the following:

	September 30,	December 31,
(In millions)	2022	2021
Private Placement Term Loans:
3.66%, payable through 2023	$9.1	$13.7
4.16%, payable through 2027	—	28.8
3.37%, payable through 2027	63.5	69.2
3.14%, payable through 2031	132.8	151.2
4.31%, payable through 2032	—	25.4
Title XI Debt:
5.34%, payable through 2028	13.2	15.4
5.27%, payable through 2029	15.4	17.6
1.22%, payable through 2043	170.1	174.1
1.35%, payable through 2044	127.7	133.6
Total Debt	531.8	629.0
Less: Current portion	(57.3)	(65.0)
Total Long-term Debt	474.5	564.0
Less: Deferred loan fees	(13.2)	(14.3)
Total Long-term Debt, net of deferred loan fees	$461.3	$549.7

Except as described below, the Company’s debt is described in Note 8 to the Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021.

Revolving Credit Facility: The Company’s revolving credit facility has committed available borrowing of up to $650 million and matures on March 31, 2026. As of September 30, 2022, the Company had $642.2 million of remaining borrowing availability under the revolving credit facility. The Company used $7.8 million of the revolving credit facility for letters of credit outstanding as of September 30, 2022. There were no outstanding borrowings under the revolving credit facility as of September 30, 2022 and December 31, 2021.

Private Placement Term Loans: On September 15, 2022, the Company prepaid $26.2 million of outstanding principal on the 4.16 percent term loans due in 2027, and $24.2 million of outstanding principal on the 4.31 percent term loans due in 2032, which represented all of the remaining outstanding principal for both term loans.

Debt Security and Guarantees: All of the debt of the Company and MatNav, including related guarantees, as of September 30, 2022 was unsecured, except for the Title XI debt.

Debt Maturities: As of September 30, 2022, debt maturities during the next five years and thereafter are as follows:

As of
Year (in millions)	September 30, 2022
Remainder of 2022	$14.3
2023	52.7
2024	44.1
2025	44.1
2026	44.1
Thereafter	332.5
Total Debt	$531.8

7.          LEASES

The Company’s leases are described in Note 9 to the Consolidated Financial Statements included in Part II, Item 8 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2021.

Components of Lease Cost: Components of lease cost recorded in the Company’s Condensed Consolidated Statement of Income and Comprehensive Income for the three and nine months ended September 30, 2022 and 2021 consisted of the following:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In millions)	2022	2021	2022	2021
Operating lease cost	$40.8	$26.7	$120.8	$79.4
Short-term lease cost	0.2	0.1	0.4	2.9
Variable lease cost	0.2	0.1	0.6	0.5
Total lease cost	$41.2	$26.9	$121.8	$82.8

Maturities of operating lease liabilities at September 30, 2022 are as follows:

As of
Year (in millions)	September 30, 2022
Remainder of 2022	$41.8
2023	146.0
2024	121.3
2025	70.4
2026	28.2
Thereafter	59.4
Total lease payments	467.1
Less: Interest	(35.7)
Present value of operating lease liabilities	431.4
Less: Short-term portion	(147.1)
Long-term operating lease liabilities	$284.3

8.          ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

Changes in accumulated other comprehensive income (loss) by component, net of tax, for the nine months ended September 30, 2022 consisted of the following:

					Accumulated
		Post-	Non-		Other
	Pension	Retirement	Qualified		Comprehensive
(In millions)	Benefits	Benefits	Plans	Other	Income (Loss)
Balance at December 31, 2021	$(39.1)	$10.1	$(0.7)	$(1.2)	$(30.9)
Amortization of prior service cost	(0.2)	(0.7)	—	—	(0.9)
Amortization of net loss	0.6	0.2	—	—	0.8
Foreign currency exchange	—	—	—	0.3	0.3
Balance at March 31, 2022	(38.7)	9.6	(0.7)	(0.9)	(30.7)
Amortization of prior service cost	(0.2)	(0.7)	—	—	(0.9)
Amortization of net loss	0.7	0.2	—	1.1	2.0
Foreign currency exchange	—	—	—	(2.3)	(2.3)
Other adjustments	—	—	—	0.4	0.4
Balance at June 30, 2022	(38.2)	9.1	(0.7)	(1.7)	(31.5)
Amortization of prior service cost	(0.1)	(0.7)	—	—	(0.8)
Amortization of net loss	—	0.1	—	—	0.1
Foreign currency exchange	—	—	—	(2.0)	(2.0)
Other adjustments	—	—	—	0.1	0.1
Balance at September 30, 2022	$(38.3)	$8.5	$(0.7)	$(3.6)	$(34.1)

Changes in accumulated other comprehensive income (loss) by component, net of tax, for the nine months ended September 30, 2021 consisted of the following:

					Accumulated
		Post-	Non-		Other
	Pension	Retirement	Qualified		Comprehensive
(In millions)	Benefits	Benefits	Plans	Other	Income (Loss)
Balance at December 31, 2020	$(61.7)	$12.2	$(0.6)	$(0.7)	$(50.8)
Amortization of prior service cost	(0.4)	(0.7)	—	—	(1.1)
Amortization of net loss	0.9	0.2	0.1	—	1.2
Foreign currency exchange	—	—	—	(0.2)	(0.2)
Balance at March 31, 2021	(61.2)	11.7	(0.5)	(0.9)	(50.9)
Amortization of prior service cost	(0.4)	(0.7)	(0.1)	—	(1.2)
Amortization of net loss	1.0	0.3	—	—	1.3
Foreign currency exchange	—	—	—	(0.1)	(0.1)
Other adjustments	—	—	—	0.2	0.2
Balance at June 30, 2021	(60.6)	11.3	(0.6)	(0.8)	(50.7)
Amortization of prior service cost	(0.5)	(0.6)	—	—	(1.1)
Amortization of net loss (gain)	1.0	—	—	—	1.0
Foreign currency exchange	—	—	—	(0.1)	(0.1)
Balance at September 30, 2021	$(60.1)	$10.7	$(0.6)	$(0.9)	$(50.9)

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

The Company uses Level 1 inputs for the fair values of its cash, cash equivalents, restricted cash and Capital Construction Fund, and Level 2 inputs for its variable and fixed rate debt. The fair values of cash, cash equivalents, restricted cash and Capital Construction Fund, and variable rate debt approximate their carrying values due to the nature of the instruments. The fair value of fixed rate debt is calculated based upon interest rates available for debt with terms and maturities similar to the Company’s existing debt arrangements.

The carrying value and fair value of the Company’s financial instruments as of September 30, 2022 and December 31, 2021 are as follows:

			Quoted Prices in	Significant	Significant
	Total		Active Markets	Observable	Unobservable
	Carrying Value	Total	(Level 1)	Inputs (Level 2)	Inputs (Level 3)

(In millions)	September 30, 2022	Fair Value Measurements at September 30, 2022
Cash and cash equivalents	$242.8	$242.8	$242.8	$—	$—
Restricted cash	$3.9	$3.9	$3.9	$—	$—
Capital Construction Fund	$565.0	$565.0	$565.0	$—	$—
Fixed rate debt	$531.8	$438.4	$—	$438.4	$—

(In millions)	December 31, 2021	Fair Value Measurements at December 31, 2021
Cash and cash equivalents	$282.4	$282.4	$282.4	$—	$—
Restricted cash	$5.3	$5.3	$5.3	$—	$—
Fixed rate debt	$629.0	$615.1	$—	$615.1	$—

10.          EARNINGS PER SHARE

Basic earnings per share is determined by dividing net income by the weighted average common shares outstanding during the period. The calculation of diluted earnings per share includes the dilutive effect of unexercised non-qualified stock options and non-vested restricted stock units. The computation of weighted average common shares outstanding excluded a nominal amount of anti-dilutive non-qualified stock options for each period ended September 30, 2022 and 2021.

The computations for basic and diluted earnings per share for the three and nine months ended September 30, 2022 and 2021 are as follows:

	Three Months Ended September 30, 2022			Nine Months Ended September 30, 2022
		Weighted	Per		Weighted	Per
		Average	Common		Average	Common
	Net	Common	Share	Net	Common	Share
(In millions, except per share amounts)	Income	Shares	Amount	Income	Shares	Amount
Basic	$266.0	38.3	$6.95	$985.9	39.7	$24.83
Effect of Dilutive Securities		0.3	(0.06)		0.3	(0.18)
Diluted	$266.0	38.6	$6.89	$985.9	40.0	$24.65

	Three Months Ended September 30, 2021			Nine Months Ended September 30, 2021
		Weighted	Per		Weighted	Per
		Average	Common		Average	Common
	Net	Common	Share	Net	Common	Share
(In millions, except per share amounts)	Income	Shares	Amount	Income	Shares	Amount
Basic	$283.2	42.9	$6.60	$532.9	43.3	$12.31
Effect of Dilutive Securities		0.5	(0.07)		0.4	(0.12)
Diluted	$283.2	43.4	$6.53	$532.9	43.7	$12.19

11.          SHARE-BASED COMPENSATION

The Company granted time-based restricted stock units and performance-based shares to certain of its employees totaling approximately 2,400 shares with a weighted average grant date fair value of $80.36 per share during the three months ended September 30, 2022, and 182,900 shares with a weighted average grant date fair value of $100.55 per share during the nine months ended September 30, 2022.

Total share-based compensation cost recognized in the Condensed Consolidated Statements of Income and Comprehensive Income as a component of selling, general and administrative expenses was $5.0 million and $4.7 million for the three months ended September 30, 2022 and 2021, and $15.5 million and $14.2 million for the nine months ended September 30, 2022 and 2021, respectively. Total unrecognized compensation cost related to unvested share-based compensation arrangements was $28.1 million at September 30, 2022, and is expected to be recognized over a weighted average period of approximately 1.9 years. Total unrecognized compensation cost may be adjusted for any unearned performance shares or forfeited shares.

12.          PENSION AND POST-RETIREMENT PLANS

The Company’s pension and post-retirement plans are described in Note 11 to the Consolidated Financial Statements included in Part II, Item 8 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2021. Components of net periodic benefit cost and other amounts recognized in Other Comprehensive Income (Loss) for the qualified pension plans and the post-retirement benefit plans for the three and nine months ended September 30, 2022 and 2021 consisted of the following:

	Pension Benefits		Post-retirement Benefits
	Three Months Ended September 30,		Three Months Ended September 30,
(In millions)	2022	2021	2022	2021
Components of net periodic benefit cost (benefit):
Service cost	$1.2	$1.3	$0.2	$0.2
Interest cost	1.9	1.4	0.3	0.1
Expected return on plan assets	(4.0)	(3.5)	—	—
Amortization of net loss	0.1	1.3	0.2	0.1
Amortization of prior service credit	(0.3)	(0.6)	(1.0)	(0.9)
Net periodic benefit cost (benefit)	$(1.1)	$(0.1)	$(0.3)	$(0.5)

	Pension Benefits		Post-retirement Benefits
	Nine Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2022	2021	2022	2021
Components of net periodic benefit cost (benefit):
Service cost	$3.6	$3.6	$0.5	$0.5
Interest cost	5.2	4.6	0.7	0.5
Expected return on plan assets	(11.9)	(10.8)	—	—
Amortization of net loss	1.8	3.8	0.6	0.7
Amortization of prior service credit	(0.8)	(1.7)	(2.8)	(2.7)
Net periodic benefit cost (benefit)	$(2.1)	$(0.5)	$(1.0)	$(1.0)

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

THIRD QUARTER 2022 DISCUSSION AND UPDATE ON BUSINESS CONDITIONS

Ocean Transportation: The Company’s container volume in the Hawaii service in the third quarter 2022 was 7.1 percent lower year-over-year. The decrease was primarily due to lower retail-related demand as compared to the pandemic spike in demand experienced in the year ago period. During the quarter, the Company saw continued improvement in the Hawaii economy supported by a low unemployment rate and strong tourist arrivals, including an improvement in international tourist trends. In the near-term, Matson expects continued economic growth in Hawaii supported by a relatively tight labor market and increasing tourism traffic, but there are also negative trends from a combination of economic effects that create uncertainty in the economic growth trajectory. These negative trends include weakening economic conditions in the U.S. and global economies and lower household discretionary income as a result of higher inflation, higher interest rates and the end of the pandemic-era stimulus helping personal income.

In China, the Company’s container volume in the third quarter 2022 decreased 15.1 percent year-over-year. The decrease was primarily due to (i) lower demand for the CLX, CLX+ and CCX services and (ii) one less sailing. Matson continued to realize a significant rate premium over the Shanghai Containerized Freight Index (“SCFI”) in the third quarter 2022 and achieved average freight rates that were higher than in the year ago period, but below the pandemic high freight rates achieved earlier this year. With less demand for expedited ocean services and easing port congestion in Southern California, the Company ended its temporary CCX service in early September, about six weeks earlier than expected. Currently, the Company expects the next two quarters to be challenging in the Transpacific tradelane as retailers’ inventories adjust to current consumer demand levels and as ocean liners reduce vessel capacity to meet lower demand levels. To this end, for the remainder of this year and into the first quarter of 2023, the Company expects to experience lower year-over-year freight demand and a lower rate environment for its CLX and CLX+ services, but Matson expects to continue to earn a significant rate premium to the SCFI due to its differentiated, reliable and fast ocean services.

In Guam, the Company’s container volume in the third quarter 2022 decreased 1.8 percent year-over-year primarily due to lower retail-related demand. In the near-term, the Company expects the Guam economy to continue to benefit from a recovery in tourism, but there are negative trends as a result of higher inflation, higher interest rates and the end of the pandemic-era stimulus helping personal income that creates uncertainty in the economic growth trajectory.

In Alaska, the Company’s container volume for the third quarter 2022 increased 10.6 percent year-over-year primarily due to (i) higher export seafood volume from Alaska-Asia Express (“AAX”), (ii) higher northbound volume primarily due to higher retail-related demand and volume related to a competitor’s dry-docking and (iii) higher southbound volume primarily due to higher domestic seafood volume. In the near-term, the Company expects the Alaska economy to benefit from increased energy-related exploration and production activity as a result of elevated oil prices, but there are negative trends as a result of higher inflation, higher interest rates and the end of the pandemic-era stimulus helping personal income that creates uncertainty in the economic growth trajectory.

The contribution in the third quarter 2022 from the Company’s SSAT joint venture investment was $23.4 million, or $10.4 million higher than the third quarter 2021. The increase was primarily driven by higher other terminal revenue.

Logistics: In the third quarter 2022, operating income for the Company’s Logistics segment was $20.1 million, or $4.1 million higher compared to the level achieved in the third quarter 2021. The increase was due primarily to higher contributions from all services as the Company continued to see favorable supply and demand fundamentals in its core markets.

CONSOLIDATED RESULTS OF OPERATIONS

Consolidated Results – Three months ended September 30, 2022 compared with 2021:

	Three Months Ended September 30,
(Dollars in millions, except per share amounts)	2022	2021	Change
Operating revenue	$1,114.8	$1,071.6	$43.2	4.0%
Operating costs and expenses	(779.5)	(693.7)	(85.8)	12.4%
Operating income	335.3	377.9	(42.6)	(11.3)%
Interest income	1.3	—	1.3	100.0%
Interest expense	(5.0)	(5.1)	0.1	(2.0)%
Other income (expense), net	2.5	1.8	0.7	38.9%
Income before taxes	334.1	374.6	(40.5)	(10.8)%
Income taxes	(68.1)	(91.4)	23.3	(25.5)%
Net income	$266.0	$283.2	$(17.2)	(6.1)%
Basic earnings per share	$6.95	$6.60	$0.35	5.3%
Diluted earnings per share	$6.89	$6.53	$0.36	5.5%

Changes in operating revenue, and operating costs and expenses are further described below in the Analysis of Operating Revenue and Income by Segment.

The increase in interest income for the three months ended September 30, 2022, compared to the three months ended September 30, 2021, was due to increased cash on deposit in interest bearing accounts during the period.

The decrease in interest expense for the three months ended September 30, 2022, compared to the three months ended September 30, 2021, was due to lower outstanding debt during the period.

Other income (expense) relates to the amortization of certain components of net periodic benefit costs or gains related to the Company’s pension and post-retirement plans.

Income tax expense was $68.1 million or 20.4 percent of income before taxes for the three months ended September 30, 2022, compared to $91.4 million or 24.4 percent of income before taxes for the three months ended September 30, 2021. The effective tax rate for the three months ended September 30, 2022 benefited from a 3.3 percent deduction related to foreign-derived intangible income (“FDII”) under Section 250 of the Internal Revenue Code that lowered the effective tax rate for the current period. The effective tax rate for the three months ended September 30, 2021 was impacted by 0.5 percent related to foreign taxes and other discrete adjustments that increased the effective tax rate for the prior year period.

Consolidated Results – Nine months ended September 30, 2022 compared with 2021:

	Nine Months Ended September 30,
(Dollars in millions, except per share amounts)	2022	2021	Change
Operating revenue	$3,541.4	$2,658.3	$883.1	33.2%
Operating costs and expenses	(2,280.4)	(1,946.3)	(334.1)	17.2%
Operating income	1,261.0	712.0	549.0	77.1%
Interest income	1.3	—	1.3	100.0%
Interest expense	(14.3)	(17.9)	3.6	(20.1)%
Other income (expense), net	6.3	4.7	1.6	34.0%
Income before taxes	1,254.3	698.8	555.5	79.5%
Income taxes	(268.4)	(165.9)	(102.5)	61.8%
Net income	$985.9	$532.9	$453.0	85.0%
Basic earnings per share	$24.83	$12.31	$12.52	101.7%
Diluted earnings per share	$24.65	$12.19	$12.46	102.2%

Changes in operating revenue, and operating costs and expenses are further described below in the Analysis of Operating Revenue and Income by Segment.

The increase in interest income for the nine months ended September 30, 2022, compared to the nine months ended September 30, 2021, was due to increased cash on deposit in interest bearing accounts during the period.

The decrease in interest expense for the nine months ended September 30, 2022, compared to the nine months ended September 30, 2021, was due to lower outstanding debt during the period.

Other income (expense) relates to the amortization of certain components of net periodic benefit costs or gains related to the Company’s pension and post-retirement plans.

Income tax expense was $268.4 million or 21.4 percent of income before taxes for the nine months ended September 30, 2022, compared to $165.9 million or 23.7 percent of income before taxes for the nine months ended September 30, 2021. The effective tax rate for the nine months ended September 30, 2022 benefited from a 2.8 percent deduction related to FDII under Section 250 of the Internal Revenue Code that lowered the effective tax rate for the current period. The effective tax rate for the nine months ended September 30, 2021 benefited from a 0.5 percent discrete adjustment related to the valuation allowance against the Company’s foreign income tax net operating losses that lowered the effective tax rate for the prior year period.

ANALYSIS OF OPERATING REVENUE AND INCOME BY SEGMENT

Ocean Transportation Operating Results – Three months ended September 30, 2022 compared with 2021:

	Three Months Ended September 30,
(Dollars in millions)	2022	2021	Change
Ocean Transportation revenue	$918.5	$863.5	$55.0	6.4%
Operating costs and expenses	(603.3)	(501.6)	(101.7)	20.3%
Operating income	$315.2	$361.9	$(46.7)	(12.9)%
Operating income margin	34.3%	41.9%

Volume (Forty-foot equivalent units (FEU), except for automobiles) (1)
Hawaii containers	37,700	40,600	(2,900)	(7.1)%
Hawaii automobiles	11,300	12,600	(1,300)	(10.3)%
Alaska containers	24,100	21,800	2,300	10.6%
China containers	39,500	46,500	(7,000)	(15.1)%
Guam containers	5,400	5,500	(100)	(1.8)%
Other containers (2)	6,000	5,400	600	11.1%
(1)	Approximate volumes included for the period are based on the voyage departure date, but revenue and operating income are adjusted to reflect the percentage of revenue and operating income earned during the reporting period for voyages in transit at the end of each reporting period.
(2)	Includes containers from services in various islands in Micronesia and the South Pacific, and Okinawa, Japan.

Ocean Transportation revenue increased $55.0 million, or 6.4 percent, during the three months ended September 30, 2022, compared with the three months ended September 30, 2021. The increase was primarily due to higher fuel-related surcharge revenue, higher average freight rates in China and higher volume in Alaska, partially offset by lower volume in China and Hawaii.

On a year-over-year FEU basis, Hawaii container volume decreased 7.1 percent primarily due to lower retail-related volume; Alaska volume increased 10.6 percent primarily due to (i) higher export seafood volume from AAX, (ii) higher northbound volume primarily due to higher retail-related demand and volume related to a competitor’s dry-docking and (iii) higher southbound volume primarily due to higher domestic seafood volume; China volume was 15.1 percent lower primarily due to lower demand for the CLX, CLX+ and CCX services and one less sailing; Guam volume was 1.8 percent lower primarily due to lower retail-related demand; and Other containers volume increased 11.1 percent.

Ocean Transportation operating income decreased $46.7 million during the three months ended September 30, 2022, compared with the three months ended September 30, 2021. The decrease was primarily due to lower volume in China, higher operating costs and expenses primarily due to the CLX+ service, and higher fuel-related expenses, partially offset by higher average freight rates in China and a higher contribution from SSAT.

The Company’s SSAT terminal joint venture investment contributed $23.4 million during the three months ended September 30, 2022, compared to a contribution of $13.0 million during the three months ended September 30, 2021. The increase was primarily driven by higher other terminal revenue.

Ocean Transportation Operating Results – Nine months ended September 30, 2022 compared with 2021:

	Nine Months Ended September 30,
(Dollars in millions)	2022	2021	Change
Ocean Transportation revenue	$2,911.6	$2,106.9	$804.7	38.2%
Operating costs and expenses	(1,710.2)	(1,429.9)	(280.3)	19.6%
Operating income	$1,201.4	$677.0	$524.4	77.5%
Operating income margin	41.3%	32.1%

Volume (Forty-foot equivalent units (FEU), except for automobiles) (1)
Hawaii containers	112,400	116,100	(3,700)	(3.2)%
Hawaii automobiles	30,500	36,000	(5,500)	(15.3)%
Alaska containers	67,000	58,800	8,200	13.9%
China containers	134,800	131,200	3,600	2.7%
Guam containers	16,200	16,200	—	0.0%
Other containers (2)	17,500	14,600	2,900	19.9%
(1)	Approximate volumes included for the period are based on the voyage departure date, but revenue and operating income are adjusted to reflect the percentage of revenue and operating income earned during the reporting period for voyages in transit at the end of each reporting period.
(2)	Includes containers from services in various islands in Micronesia and the South Pacific, and Okinawa, Japan.

Ocean Transportation revenue increased $804.7 million, or 38.2 percent, during the nine months ended September 30, 2022, compared with the nine months ended September 30, 2021. The increase was primarily due to higher revenue in China, higher fuel-related surcharge revenue, and higher revenue in Alaska. The higher revenue in China was primarily due to considerably higher average freight rates and higher volume. The higher revenue in Alaska was primarily the result of higher volume.

On a year-over-year FEU basis, Hawaii container volume decreased 3.2 percent primarily due to lower retail-related demand; Alaska volume increased 13.9 percent primarily due to (i) higher northbound volume primarily due to higher retail-related demand and volume related to a competitor’s dry-docking, (ii) higher export seafood volume from AAX and (iii) higher southbound volume primarily due to higher domestic seafood volume; China volume was 2.7 percent higher as a result of seven more eastbound voyages than the prior year; Guam volume was flat; and Other containers volume increased 19.9 percent primarily due to the addition of China-Auckland Express volume in the South Pacific.

Ocean Transportation operating income increased $524.4 million during the nine months ended September 30, 2022, compared with the nine months ended September 30, 2021. The increase was primarily due to considerably higher average freight rates and higher volume in China and a higher contribution from SSAT, partially offset by higher operating costs and expenses primarily due to the CLX+ and CCX services and higher fuel-related expenses.

The Company’s SSAT terminal joint venture investment contributed $82.1 million during the nine months ended September 30, 2022, compared to a contribution of $35.0 million during the nine months ended September 30, 2021. The increase was primarily driven by higher other terminal revenue.

Logistics Operating Results: Three months ended September 30, 2022 compared with 2021:

	Three Months Ended September 30,
(Dollars in millions)	2022	2021	Change
Logistics revenue	$196.3	$208.1	$(11.8)	(5.7)%
Operating costs and expenses	(176.2)	(192.1)	15.9	(8.3)%
Operating income	$20.1	$16.0	$4.1	25.6%
Operating income margin	10.2%	7.7%

Logistics revenue decreased $11.8 million, or 5.7 percent, during the three months ended September 30, 2022, compared with the three months ended September 30, 2021. The decrease was primarily due to lower transportation brokerage revenue, partially offset by higher revenue in freight forwarding, warehousing and supply chain management.

Logistics operating income increased $4.1 million, or 25.6 percent, during the three months ended September 30, 2022, compared with the three months ended September 30, 2021. The increase was primarily due to higher contributions from all services.

Logistics Operating Results: Nine months ended September 30, 2022 compared with 2021:

	Nine Months Ended September 30,
(Dollars in millions)	2022	2021	Change
Logistics revenue	$629.8	$551.4	$78.4	14.2%
Operating costs and expenses	(570.2)	(516.4)	(53.8)	10.4%
Operating income	$59.6	$35.0	$24.6	70.3%
Operating income margin	9.5%	6.3%

Logistics revenue increased $78.4 million, or 14.2 percent, during the nine months ended September 30, 2022, compared with the nine months ended September 30, 2021. The increase was primarily due to higher transportation brokerage revenue.

Logistics operating income increased $24.6 million, or 70.3 percent, during the nine months ended September 30, 2022, compared with the nine months ended September 30, 2021. The increase was primarily due to higher contributions from all services.

LIQUIDITY AND CAPITAL RESOURCES

Sources of liquidity available to the Company as of September 30, 2022, compared to December 31, 2021 were as follows:

Cash, Cash Equivalents, Restricted Cash and Accounts Receivable: Cash and cash equivalents, restricted cash and accounts receivable as of September 30, 2022, compared to December 31, 2021 were as follows:

	September 30,	December 31,
(In millions)	2022	2021	Change
Cash and cash equivalents	$242.8	$282.4	$(39.6)
Restricted cash	$3.9	$5.3	$(1.4)
Accounts receivable, net (1)	$328.5	$343.7	$(15.2)
(1)	As of September 30, 2022 and December 31, 2021, $9.8 million of eligible accounts receivable were assigned to the CCF.

Changes in the Company’s cash, cash equivalents and restricted cash for the nine months ended September 30, 2022, compared to the nine months ended September 30, 2021 were as follows:

	Nine Months Ended September 30,
(In millions)	2022	2021	Change
Net cash provided by operating activities (1)	$1,102.5	$583.3	$519.2
Net cash used in investing activities (2)	(692.9)	(242.5)	(450.4)
Net cash used in by financing activities (3)	(450.6)	(279.3)	(171.3)
Net (decrease) increase in cash, cash equivalents and restricted cash	(41.0)	61.5	(102.5)
Cash, cash equivalents and restricted cash, beginning of the period	287.7	19.7	268.0
Cash, cash equivalents and restricted cash, end of the period	$246.7	$81.2	$165.5

(1) Changes in net cash provided by operating activities:

Changes in net cash provided by operating activities for the nine months ended September 30, 2022, compared to the nine months ended September 30, 2021, were due to the following:

(In millions)	Change
Net income	$453.0
Non-cash depreciation and amortization	4.7
Deferred income taxes	116.0
Other non-cash related changes, net	2.2
Income and distributions from SSAT, net	(53.7)
Accounts receivable, net	89.1
Prepaid expenses and other assets	(63.5)
Accounts payable, accruals and other liabilities	(35.2)
Operating lease liabilities	(41.7)
Non-cash amortization of operating lease right of use assets	40.0
Deferred dry-docking payments	9.1
Non-cash deferred dry-docking amortization	0.6
Other long-term liabilities	(1.4)
Total	$519.2

Net income was $985.9 million for the nine months ended September 30, 2022, compared to $532.9 million for the nine months ended September 30, 2021, as described above. Income from SSAT was $82.1 million for the nine months ended September 30, 2022, compared to $35.0 million for the nine months ended September 30, 2021. The increase in income from SSAT was due to higher operating profits generated by SSAT during the nine months ended September 30, 2022 as compared to the same prior year period. Cash distributions received from SSAT were $40.3 million during the nine months ended September 30, 2022, compared to $46.9 million for the nine months ended September 30, 2021. Cash distributions from SSAT are dependent on the level of cash available for distribution after operational and future capital needs of SSAT, and the timing of when such dividends are declared and paid. Changes in accounts receivable were primarily due to increased levels of revenues, and the timing of collections associated with those receivables. Changes in prepaid expenses and other assets were primarily due to increased prepaid income taxes, and increased prepaid fuel and other operating expenses for the nine months ended September 30, 2022 as compared to the same prior year period. Changes in accounts payable, accruals and other liabilities were due to the timing of payments associated with those liabilities. Changes in operating lease liabilities were primarily due to new operating lease additions and renewals, partially offset by operating lease terminations during the nine months ended September 30, 2022, compared to the same prior year period. Deferred dry-docking payments for the nine months ended September 30, 2022 were $16.7 million, compared to $25.8 million for the nine months ended September 30, 2021. The decrease in deferred dry-docking payments was due to less dry-dock related activity during the nine months ended September 30, 2022 as compared to the same prior year period.

(2) Changes in net cash used in investing activities:

Changes in net cash used in investing activities for the nine months ended September 30, 2022, compared to the nine months ended September 30, 2021, were due to the following:

(In millions)	Change
Cash deposits into CCF	$(548.5)
Withdrawals from CCF	(16.5)
Capitalized vessel construction expenditures	(11.9)
Other capital expenditures	131.3
Other	(4.8)
Total	$(450.4)

The Company deposited $579.7 million into the CCF and withdrew $14.7 million from the CCF during the nine months ended September 30, 2022, compared to $31.2 million deposited into the CCF and $31.2 million withdrawn from the CCF during the nine months ended September 30, 2021. Deposits into the CCF are intended to fund long-term investment in the construction of new vessels. Capitalized vessel construction expenditures (including capitalized interest) were $11.9 million for the nine months ended September 30, 2022 and related to the construction of a new flat-deck barge. There were no capitalized vessel construction expenditures during the nine months ended September 30, 2021. Other capital expenditures payments were $113.4 million for the nine months ended September 30, 2022, compared to $244.7 million for the nine months ended September 30, 2021. Other capital expenditures primarily relates to the acquisition of containers, chassis and other equipment; vessel related expenditures; and expenditures on other capital related projects. The Company purchased fewer containers, chassis and other equipment during the nine months ended September 30, 2022 as compared to the same prior year period.

(3) Changes in net cash used in financing activities:

Changes in net cash used in financing activities for the nine months ended September 30, 2022, compared to the nine months ended September 30, 2021, were due to the following:

(In millions)	Change
Repurchase of Matson common stock	$(181.2)
Repayments of fixed interest debt	(56.1)
Repayments and borrowings under revolving credit facility, net	71.8
Withholding tax related to net share settlements of restricted stock units	(5.2)
Payment of financing costs	3.0
Dividends paid	(3.6)
Total	$(171.3)

During the nine months ended September 30, 2022, the Company paid $296.9 million to repurchase Matson common stock, compared to $115.7 million during the nine months ended September 30, 2021. During the nine months ended September 30, 2022, the Company prepaid $50.4 million of debt and paid $46.8 million in scheduled fixed debt payments, compared to $41.1 million in scheduled fixed debt payments during the nine months ended September 30, 2021. During the nine months ended September 30, 2021, the Company decreased net borrowings under the revolving credit facility by $71.8 million. There were no borrowings under the revolving credit facility during the nine months ended September 30, 2022. An increase in cash generated by operating activities was used to repurchase Matson common stock, prepay debt and reduce the revolving credit facility during the nine months ended September 30, 2022. The Company paid $3.0 million in financing costs during the nine months ended September 30, 2021. No financing costs were paid during the nine months ended September 30, 2022. During the nine months ended September 30, 2022, the Company paid $19.6 million in payroll taxes related to vested restricted stock units, compared to $14.4 million for the nine months ended September 30, 2021. The increase in withholding tax was primarily due to the increase of the Company’s stock price as of the vesting date of the restricted stock units. During the nine months ended September 30, 2022, the Company paid $36.9 million in dividends, compared to $33.3 million during the nine months ended September 30, 2021. The increase in dividend payments resulted from an increase in dividends declared per share of common stock by the Company.

Capital Construction Fund: Cash on deposit in the capital construction fund as of September 30, 2022 and December 31, 2021 is as follows:

	September 30,	December 31,
(In millions)	2022	2021
Capital Construction Fund:
Cash on deposit	$565.0	$—
Assigned accounts receivables	$9.8	$9.8

During the nine months ended September 30, 2022, the Company deposited $579.7 million into the CCF, and withdrew $14.7 million out of the CCF. Cash on deposit in the CCF is held in short term U.S. Treasury Obligation Funds and classified as a long-term asset in the Company’s Condensed Consolidated Balance Sheets, as the Company intends to use qualified cash withdrawals to fund long-term investment in the construction of new vessels.

Assigned accounts receivable in the CCF are classified as part of accounts receivable in the Condensed Consolidated Balance sheet due to the nature of the assignment.

Debt: Total Debt as of September 30, 2022 and December 31, 2021 is as follows:

	September 30,	December 31,
(In millions)	2022	2021	Change
Fixed interest debt	$531.8	$629.0	$(97.2)
Total Debt	$531.8	$629.0	$(97.2)

Total Debt decreased by $97.2 million during the nine months ended September 30, 2022. The decrease in fixed interest debt was due to prepayment of $50.4 million of outstanding principal of certain private placement term loans, and scheduled repayments of private placement term loans and Title XI debt during the nine months ended September 30, 2022.

As of September 30, 2022, the Company had $642.2 million of remaining borrowing availability under the revolving credit facility, with a maturity date of March 31, 2026. The Company’s debt is described in Note 6 of Part I, Item 1 above.

Working Capital: The Company had a working capital surplus of $274.6 million and $92.1 million at September 30, 2022 and December 31, 2021, respectively. Working capital is primarily impacted by the amount of net cash provided by operating activities, the amount of capital expenditures, the timing of collections associated with accounts receivable, prepaid expenses and other assets, and by the amount and timing of payments associated with accounts payable, accruals, income taxes and other liabilities. The increase in working capital surplus at September 30, 2022 is primarily due to the increase in cash generated from operating activities during the nine months ended September 30, 2022, and an increase in federal income tax receivables at September 30, 2022.

Capital Expenditures: Except as described below, there were no material changes during the quarter ended September 30, 2022 to the Company’s expected capital expenditures for the years ending December 31, 2022 and 2023 that are described in Part II, Item 7 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2021.

On November 1, 2022, MatNav signed vessel construction agreements with Philly Shipyard, Inc. for three new LNG-ready Aloha Class containerships. Each of the new 3,600 TEU vessels is expected to provide 500 containers of additional capacity per voyage in the CLX service. The contract cost of this new Jones Act vessel program is expected to be approximately $1 billion and delivery of the first vessel is currently anticipated to be in the fourth quarter of 2026 with subsequent deliveries in the second and fourth quarters of 2027. Upon signing the agreements, the Company made its first milestone payment of $50 million from the CCF. The Company expects to finance the remaining construction-related payments with cash currently on deposit in the CCF, cash and cash equivalents on the balance sheet and through cash flows from operations, borrowings available under the Company’s unsecured revolving credit facility and additional debt financings.

The following represents the estimated timing of future milestone payments under the vessel construction agreements:

		Milestone Payments By Period
(in millions)	Q4 2022	2023-2024	2025-2026	Thereafter	Total
Three Aloha Class Containerships	$50	$121	$658	$170	$999

Repurchase of Shares: During the nine months ended September 30, 2022, the Company repurchased approximately 3.5 million shares for a total cost of $294.7 million. The maximum number of remaining shares that may be purchased under the Company’s share repurchase program was approximately 3.0 million shares at September 30, 2022.

Other Material Cash Requirements: Except as described above, there were no other material changes during the quarter ended September 30, 2022 to the Company’s other cash requirements that are described in Part II, Item 7 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2021.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

There have been no changes during this quarter to the Company’s critical accounting policies and estimates as discussed in Part II, Item 7 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2021.

OTHER MATTERS

The Company’s third quarter 2022 cash dividend of $0.31 per share was paid on September 1, 2022. On October 27, 2022, the Company’s Board of Directors declared a cash dividend of $0.31 per share payable on December 1, 2022 to shareholders of record on November 10, 2022.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes to the Company’s market risk position from the information provided under Part II, Item 7A, “Quantitative and Qualitative Disclosures About Market Risk,” of its Annual Report on Form 10-K for the year ended December 31, 2021.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures.

The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this report. Based on such evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that, as of September 30, 2022, the Company’s disclosure controls and procedures are effective.

Changes in Internal Control Over Financial Reporting.

There were no changes in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the three months ended September 30, 2022, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

The risk factors described below include material changes to and supersede the risk factors previously described in Part I, Item 1A, “Risk Factors” of the Company’s Annual Report on Form 10-K for the year ended December 31, 2021.

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

Risks Related to the Company’s Operations

Changes in macroeconomic conditions, geopolitical developments, or governmental policies, including from the COVID-19 pandemic, have affected and could in the future affect the Company.

The transportation industry in which the Company operates has been impacted by fluctuations, volatility, downturns, inflation, recessions and other economic shifts or market instabilities, as well as the development of and changes in governmental policies and relations and geopolitical developments, across the jurisdictions in which it operates. These adverse economic conditions may also impact customers’ business levels and needs. Within the U.S., a weakening of economic drivers in Hawaii, Alaska and Guam, which include tourism, military spending, construction, personal income growth and employment, the weakening of consumer confidence, market demand, and the economy in the U.S. Mainland, inflation, interest rates, and the effect of a change in the strength of the U.S. dollar against other foreign currencies may reduce the demand for goods, adversely affecting inland and ocean transportation volumes or rates. In addition, overcapacity in the global or transpacific ocean transportation markets, a change in the cost of goods or currency exchange rates, pressure from U.S. or foreign governments, imposition of tariffs and uncertainties regarding tariff rates or a change in international trade policies could adversely affect freight volumes and rates in the Company’s China service.

Since March 2020, the COVID-19 pandemic has impacted the U.S. and global economies, shut down or limited many business operations, led to port closures, and disrupted manufacturing, rail services, supply chains, travel, drayage of containers and transportation of goods for extended periods of time. In the United States and in many other countries worldwide, public health officials and state and local governments have recommended or mandated a range of precautions to mitigate the spread of COVID-19 and its variants as they evolve and fluctuate in their global impacts. The full impact of such disruptions on the Company’s business in the future remains uncertain.

Fluctuations in the price of oil could further impact the Alaskan economy, which in turn could impact the Company’s business. In addition, the global macroeconomic effects of the pandemic and related impacts on the Company’s customers’ business operations, including financial difficulties or bankruptcies, may persist for an indefinite period, even after the pandemic has subsided.

As the COVID-19 pandemic subsides, supply and demand trends normalize, and supply chain congestion eases, the high volumes and rates the Company previously experienced in its China service have started to decline, but the Company cannot predict the size and duration of such decline. These declines are expected to reduce revenues, but certain fixed costs will remain. For example, the Company cannot terminate leases early for chartered vessels in the CLX+ service absent a breach by vessel owners.

The Company’s operations may be further impacted if its employees, including mariners aboard our vessels, are otherwise restricted from or unable to perform their duties, the Company’s or SSAT’s terminals are temporarily closed, or there are outbreaks aboard the Company’s vessels that cause the Company to miss port calls, due to a COVID-19 outbreak. Some vessel dry-dockings could also be delayed or become more expensive if shipyards are unable to accommodate demand or obtain parts in a timely manner or if necessary personnel are not allowed to travel to the shipyards.

As the COVID-19 pandemic reaches endemic stages, the future impact on the Company’s business, financial condition, operating results or cash flows remains difficult to predict with certainty at this time. Additional or unforeseen effects from COVID-19, including resurgences or mutations of the virus and the actions taken in response to the virus, may give rise to additional risks or instigate or amplify the other risks described throughout these Risk Factors.

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

Fuel is a significant operating expense for the Company’s Ocean Transportation business. The price and supply of fuel are unpredictable and fluctuate based on events beyond the Company’s control, including impacts from global macroeconomic conditions and geopolitical events. Increases in the price of fuel may adversely affect the Company’s results of operations. Increases in fuel costs also can lead to increases in other expenses, such as energy costs and costs to purchase outside transportation services. In the Company’s Ocean Transportation and Logistics services segments, the Company utilizes fuel-related surcharges, although increases in the fuel-related surcharge may adversely affect the Company’s competitive position and may not correspond exactly with the timing of increases in fuel expense. Changes in the Company’s ability to collect fuel-related surcharges, including recovery of all fuel-related expenses, also may adversely affect its results of operations.

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

The Company’s four new Aloha and Kanaloa class vessels include dual fuel capable engines that can run on LSFO or liquefied natural gas (“LNG”). The Company has announced plans to install tanks, piping and cryogenic equipment on Daniel K. Inouye and Kaimana Hila and to re-engine Manukai to operate on LNG. The Company also expects to begin LNG installations on Lurline and Matsonia. The Company anticipates making significant capital expenditures in connection with these fleet initiatives. These initiatives may be hindered by substantial delays and long lead times for necessary equipment, including as a result of ongoing supply chain congestion, other residual impacts from the COVID-19 pandemic, increased demand across the industry for LNG installations and conversions, and new ship-building. Additional operating costs may be incurred to the extent additional ships are needed to maintain schedule integrity while such updates and installations are performed. Once completed, operation of these vessels may be slowed to the extent they present new maintenance requirements or unforeseen complications.

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

The Company’s vessel construction agreements with Philly Shipyard are subject to risks.

On November 1, 2022, MatNav and Philly Shipyard entered into vessel construction agreements pursuant to which Philly Shipyard will construct three new 3,600-TEU Aloha Class dual-fuel capable containerships, with expected delivery dates during the fourth quarter of 2026 and subsequent deliveries in the second and fourth quarters of 2027. Failure of any party to the vessel construction agreements to fulfill its obligations under the agreements could have an adverse effect on the Company’s financial position and results of operations. Such a failure could happen for a variety of reasons, including but not limited to (i) delivery delays, (ii) delivery of vessels that fail to meet any of the required operating specifications (for example, capacity, fuel efficiency or speed), (iii) events in Korea which prevent one or more significant subcontractors to Philly Shipyard from performing, (iv) loss of key personnel at either Philly Shipyard or any of its subcontractors, (v) work stoppages or other labor disruptions that may occur as a result of the failure of Philly Shipyard to negotiate collective bargaining agreements with its unions, or (vi) the insolvency of, or the refusal or inability to perform for any reason, by Philly Shipyard or any of its subcontractors. Significant delays in the delivery of the new vessels could limit our ability to replace aging vessels in the Alaska service without substantial modifications, which could also have an adverse impact on our business plans, financial condition and results of operations.

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

The Company faces risks related to actual or threatened health epidemics, pandemics or other major health crises, such as the COVID-19 pandemic, which could significantly disrupt the Company’s business.

The Company’s business could be impacted adversely by the effects of public health epidemics, pandemics or other major heath crises (which the Company refers to collectively as public health crises). Actual or threatened public health crises may have a number of adverse impacts, including volatility in the global economy, impacts to the Company’s customers’ business operations, reduced tourism in the markets the Company serves, potential restrictions on employee travel, or significant disruptions in ocean-borne transportation of goods, logistics demand and supply chain activity, caused by a variety of factors such as quarantines, factory and office closures, port closures, or other government-imposed restrictions, any of which could adversely impact the Company’s business, financial condition, operating results and cash flows.

The Company’s significant operating agreements and leases could be replaced on less favorable terms or may not be replaced on acceptable terms.

The significant operating agreements and leases entered into by the Company in its businesses, including those related to terminals, chartered vessels and warehouses as well as those with SSAT, expire at various points in time and may not be replaced with comparable assets with the specifications necessary for the Company’s or SSAT’s businesses or could be replaced on less favorable terms, thereby adversely affecting the Company’s future financial position, results of operations and cash flows.

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

Matson’s China, Alaska export, Micronesia, Japan and South Pacific services are subject to risks associated with conducting business in a foreign shipping market, which include:

●	Challenges associated with operating in foreign countries and developing relationships with foreign companies, business associates and governments, including as a result of cultural differences;
●	Difficulties in staffing and managing foreign operations, including dynamic employment and immigration laws;
●	The Company’s ability to comply with U.S. and foreign legal and regulatory restrictions, including anti-corruption laws such as the Foreign Corrupt Practices Act;
●	Not having continued access to existing port facilities or feeder vessels;
●	The Company’s ability to manage changes in the cost of goods or currency exchange rate fluctuations;
●	Geopolitical and economic instability; and
●	Dynamics involving U.S. trade relations with other countries, including the imposition of or uncertainty associated with the level of tariffs or other governmental actions.

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

War, including the war in Ukraine, terrorist attacks and other acts of violence may cause consumer confidence and spending to decrease, or may affect the ability or willingness of tourists to travel to Hawaii, Guam or Alaska, thereby adversely affecting those economies and the Company. Additionally, acts of wars and future terrorist attacks could increase volatility in the U.S. and worldwide financial markets. Acts of war or terrorism may also be directed at the Company’s shipping operations, or may cause the U.S. government to take control of Matson’s vessels for military operation. Heightened security measures, including customs inspections and related procedures in countries of origin and destination, potentially slow the movement and increase the cost of freight through U.S. or foreign ports, across borders or on U.S. or foreign railroads or highways.

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

A significant portion of Matson’s employees are covered by collective bargaining agreements. Furthermore, the Company relies on the services of third-parties, including SSAT, which employ persons covered by collective bargaining agreements. For additional information on collective bargaining agreements with unions, see Item 1.C. Employees and Labor Relations of Part I of our Fiscal 2021 Annual Report on Form 10-K.

The Company has been adversely affected by actions taken by employees of the Company or other companies in related industries against efforts by management of the Company or other companies to control labor costs, restrain wage or benefit increases or modify work practices. In the past, strikes, slow-downs and disruptions have occurred as a result of the failure of Matson or other companies in its industry to negotiate collective bargaining agreements with such unions successfully.

Matson and SSAT are members of the Pacific Maritime Association (“PMA”), which on behalf of its members negotiates collective bargaining agreements with the International Longshore and Warehouse Union (“ILWU”) on the U.S. West Coast. The PMA/ILWU collective bargaining agreements that cover substantially all U.S. West Coast longshore labor expired on July 1, 2022. If such collective bargaining agreements are not renewed, Matson and SSAT could be subject to future slow-downs, strikes, lock-outs or other disruptions that may adversely impact Matson’s or SSAT’s operations.

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

The Company’s future success will depend, in significant part, upon the continued services of its key personnel and skilled employees, including its senior management, as well as key personnel at its joint venture partners. The permanent or temporary loss of the services of key personnel could adversely affect the Company’s future operating results because of such employees’ experience with and knowledge of the Company’s business and customer relationships. If key personnel and skilled employees depart or are unable or unwilling to work, the Company’s ability to execute its business model could be impaired to the extent it cannot replace such personnel or sufficiently train new personnel in a timely manner. In addition, the Company may incur significant costs to replace these employees. Whether the Company can meet its labor needs is subject to a variety of pressures, including market compensation and benefit levels, which may be impacted by pressure within the industry to increase wages, including due to the threat of a labor strike; the availability of labor, which may be impacted by national and global labor trends including higher-than-normal levels of individuals leaving the workforce and industry trends including aging workforces that may reduce the available pool of skilled workers; a mismatch of skills or experience to support the evolving needs of the Company’s business; and employee expectations or desire for changes in the work environment. In addition, the Company’s workforce is aging, and within the next few years an increasing number of employees will be eligible to retire, which may result in a period of higher turnover rates than we have historically experienced and could amplify these challenges. The Company does not maintain key person insurance on any of its key personnel.

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

The Company is highly dependent on the proper functioning of its information technology systems to enable operations and compete effectively. The Company regularly updates its information technology systems or implements new systems, which could cause substantial business interruption. There is no assurance that the systems upgrades or new systems will meet the Company’s current or future business needs, or that they will operate as designed. For example, the Company recently completed a multi-year process to implement a new enterprise resource planning, or ERP, system intended to enhance operating efficiencies and provide more effective management of its business operations. System enhancements are on-going.

The Company’s information technology systems also rely on third-party service providers for access to the Internet, satellite-based communications systems, the electric grid, database storage facilities and telecommunications providers. The Company has no control over the operations of these third-party service providers. In the past, disruptions in the Company’s third-party service providers have impacted the Company’s operations, including the Company’s ability to book and manage freight, stow vessels, and process customs declarations. In the past, some of the Company’s employees worked from home or remotely, increasing the Company’s dependence on its information technology systems and third-party providers during those times. If the Company’s information technology and communications systems experience reliability issues, integration or compatibility concerns or if the Company’s third-party providers are unable to perform effectively or experience disruptions or failures, there could be an adverse impact on the availability and functioning of the Company’s information technology and communications systems, which could lead to business disruption or inefficiencies, reputational harm or loss of customers.

The Company’s information technology systems have in the past and may in the future be exposed to cybersecurity risks and other disruptions that could impair the Company’s ability to operate and adversely affect its business.

The shipping industry is a more frequent target of cyber attacks than some other industries because of the essential nature of these services. The Company relies extensively on its information technology systems and third-party service providers in many aspects of its business, including cloud services for accounting, billing, disbursement, cargo booking and tracking, vessel scheduling and stowage, equipment tracking, customer service, banking, payroll and employee communication systems. The Company also collects, stores and transmits sensitive data, including its proprietary business information and that of its customers, and personally identifiable information of its customers and employees. Despite the Company’s continuous efforts to make investments in the Company’s information technology systems and system-wide data security program, the implementation of security measures to protect the Company’s data and infrastructure against breaches and other cyber threats, and the Company’s use of internal processes and controls designed to protect the security and availability of the Company’s systems, the Company has in the past experienced and may in the future experience cybersecurity incidents, such as computer viruses, hacking, malware, denial of service attacks, cyber terrorism, ransomware, circumvention of security systems, malfeasance, breaches due to employee error, natural disasters, telecommunications failure, or other catastrophic events at the Company’s facilities, aboard its vessels or at third-party locations.

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

Deterioration in the Company’s credit profile may have an adverse effect on the Company’s ability to access the private or public debt markets and also may increase its borrowing costs. If the Company’s credit profile deteriorates significantly, its access to the debt capital markets or its ability to renew its committed lines of credit may become restricted, or the Company may not be able to refinance debt at the same levels or on the same terms. Because the Company relies on its ability to draw on its revolving credit facilities to support its operations when required, any volatility in the credit and financial markets that prevents the Company from accessing funds (for example, a lender that does not fulfill its lending obligation) could have an adverse effect on the Company’s financial condition and cash flows. Additionally, the Company’s credit agreements generally include an increase in borrowing rates if the Company’s credit profile deteriorates. Furthermore, the Company incurs interest under its revolving credit facilities based on floating rates. Floating rate debt creates higher debt service requirements if market interest rates increase, as has been the case in connection with the U.S. Federal Reserve’s interest rate increases in 2022, which could adversely affect the Company’s cash flow and results of operations. In addition, the floating rate on certain borrowings under the Company’s revolving credit facility is tied to LIBOR. Regulators in the United States and other countries have begun to phase out the use of LIBOR, with a complete phase out of U.S. dollar LIBOR rates currently expected by June 2023. Uncertainty regarding the transition from LIBOR to an alternate benchmark rate or rates could pose funding risks for the Company and adversely affect the Company’s financing costs. Disruptions to the credit markets as a result of macroeconomic, geopolitical, or financial market developments could increase the Company’s cost of capital and limit the Company’s access to capital.

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

The Company, including its vessels and terminals, is subject to numerous federal, state and local laws and regulations, including those related to safety, cabotage, equipment standards and government rates. In addition, the Company is subject to environmental laws and regulations, including those relating to air quality initiatives at port locations; air emissions; use of shore power at California ports; wastewater discharges; management of storm water; the transportation, handling and disposal of solid and hazardous materials, oil and oil-related products, hazardous substances and wastes; the investigation and remediation of contamination; health, safety and the protection of the environment and natural resources; and climate change, including any regulations, mandates or restrictions related to greenhouse gas emissions, such as a “cap and trade” system of allowances and credits, and energy use. Any changes in applicable laws and regulations, including their enforcement, interpretation or implementation that results in more stringent requirements than currently anticipated, as well as any new laws and regulations that are adopted could impose significant additional costs and limitations on the Company’s ability to operate. Mitigation strategies or contingency plans to remain in compliance with applicable laws and regulations may be unsuccessful, result in additional costs or experience delays. Such costs may not be recoverable through increased payments from customers. For a discussion of specific laws and regulations, see Part I, Item 1, of our Fiscal 2021 Annual Report on Form 10-K.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(c) Purchases of Equity Securities by the Issuer and Affiliated Purchases.

The following is the summary of Matson shares that were repurchased under the Company’s share repurchase program during the three months ended September 30, 2022:

			Total Number of	Maximum Number
			Shares Purchased	of Shares that May
	Total Number of		as Part of Publicly	Be Purchased
	Shares	Average Price	Announced Plans or	Under the Plans or
Period	Purchased	Paid Per Share	Programs (1)	Programs
July 1 – 31, 2022	467,332	$77.05	467,332	733,567
August 1 – 31, 2022	355,156	$82.93	355,156	3,378,411
September 1 – 30, 2022	318,679	$71.93	318,679	3,059,732
Total	1,141,167	$77.45	1,141,167
(1)	On June 24, 2021, the Company announced that Matson’s Board of Directors had approved a share repurchase program of up to 3.0 million shares of common stock from August 3, 2021 through August 2, 2024. On January 27, 2022, the Company’s Board of Directors approved an addition of 3.0 million shares to the Company’s existing share repurchase program. On August 23, 2022, the Company’s Board of Directors approved an addition of 3.0 million shares to the Company’s existing share repurchase program. Shares will be repurchased in the open market from time to time, and may be made pursuant to a trading plan in accordance with Rule 10b5-1 of the Security Exchange Act of 1934.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

None.

ITEM 5. OTHER INFORMATION

For a description of the new vessel construction agreements between MatNav and Philly Shipyard, Inc., see “Liquidity and Capital Resources – Capital Expenditures” above.

The foregoing is a summary description of certain items of the vessel construction agreements and is subject to, and qualified in its entirety by, the full text of the vessel construction agreements, which will be filed as exhibits to the Company’s next periodic report.

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

MATSON, INC.
(Registrant)

Date: November 3, 2022	/s/ Joel M. Wine
Joel M. Wine
Executive Vice President and
Chief Financial Officer

Date: November 3, 2022	/s/ Kevin L. Stuck
Kevin L. Stuck
Vice President and Controller
(principal accounting officer)