Form 10-K
period 2022-12-31
Matson, Inc.
filed 2023-02-24
CIK 3453

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2022

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

Aggregate market value of Common Stock held by non-affiliates at June 30, 2022:

$2,788,983,218

Number of shares of Common Stock outstanding at February 17, 2023:

36,107,352

Documents Incorporated By Reference

The following document is incorporated by reference in Part III of the Annual Report on Form 10-K to the extent described therein: Proxy statement for the annual meeting of shareholders of Matson, Inc. to be held April 27, 2023.

i

MATSON, INC.

FORM 10-K

Annual Report for the Fiscal Year

Ended December 31, 2022

PART I

ITEM 1. BUSINESS

A.	COMPANY OVERVIEW

Matson, Inc., a holding company incorporated in the State of Hawaii, and its subsidiaries (“Matson” or the “Company”), is a leading provider of ocean transportation and logistics services. The Company consists of two segments, Ocean Transportation and Logistics.

Ocean Transportation: Matson’s Ocean Transportation business is conducted through Matson Navigation Company, Inc. (“MatNav”), a wholly-owned subsidiary of Matson, Inc. Founded in 1882, MatNav provides a vital lifeline of ocean freight transportation services to the domestic non-contiguous economies of Hawaii, Alaska and Guam, and to other island economies in Micronesia. MatNav also operates premium, expedited services from China to Long Beach, California, provides services to Okinawa, Japan and various islands in the South Pacific, and operates an international export service from Dutch Harbor, Alaska to Asia. In addition, subsidiaries of MatNav provide stevedoring, refrigerated cargo services, inland transportation and other terminal services for MatNav on the Hawaiian islands of Oahu, Hawaii, Maui and Kauai, and for MatNav and other ocean carriers in Alaska.

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

Matson operates a second expedited service to the U.S. West Coast with the China-Long Beach Express Plus (“CLX+”) service. The CLX+ service primarily uses chartered vessels and operates weekly from Ningbo and Shanghai, China where they are loaded with cargo to be discharged primarily at Long Beach, California, calling at an SSAT-operated terminal.

Eastbound cargo from China to Long Beach, California consists mainly of garments, e-commerce related goods, consumer electronics, footwear and other merchandise.

Guam Service: Matson’s Guam service provides weekly carriage between the U.S. West Coast and Guam, as part of its CLX service. Matson also provides weekly connecting service from Guam to the Commonwealth of the Northern Mariana Islands. Cargo destined to Guam mainly includes dry containers of mixed commodities, refrigerated containers of food, beverages, retail merchandise, building materials, and household goods.

Japan Service: Matson’s Japan service provides carriage to the port of Naha in Okinawa, Japan, as part of its CLX service. This service mainly carries general sustenance cargo in both dry and refrigerated containers and household goods supporting the U.S. military.

Micronesia Service: Matson’s Micronesia service provides carriage between the U.S. West Coast and the islands of Kwajalein, Ebeye and Majuro in the Republic of the Marshall Islands, the islands of Yap, Pohnpei, Chuuk and Kosrae in the Federated States of Micronesia, and the Republic of Palau. Cargo destined for these locations is transshipped through Guam and consists mainly of general sustenance cargo, building materials, hardware and retail merchandise.

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

Matson’s Alaska-Asia Express (“AAX”) service provides carriage of dry and frozen seafood from Kodiak and Dutch Harbor, Alaska to many locations in Asia via its transshipment ports of Ningbo and Shanghai, China, and Busan, South Korea. The AAX service utilizes CLX+ vessels on their westbound trip to China.

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

SSAT currently provides terminal and stevedoring services to various carriers at eight terminal facilities on the U.S. West Coast, including three facilities dedicated for MatNav’s use, in Long Beach and Oakland, California and in Tacoma, Washington.

Matson utilizes the services of other third-party terminal operators at all of the other ports where its vessels are served.

Vessel Management Services:

Matson contracts with the U.S. Department of Transportation to provide vessel management services to manage and maintain three Ready Reserve Force vessels on behalf of the U.S. Department of Transportation Maritime Administration.

Vessel Information:

Vessels:

Matson’s fleet includes both owned and chartered vessels. Matson’s owned vessels represent an investment of approximately $2.3 billion. The majority of Matson’s owned vessels are U.S. flagged and Jones Act qualified vessels, and operate in the Hawaii, China, Guam, Japan, Micronesia and Alaska services. Details of Matson’s active and reserve vessels as of December 31, 2022 are as follows:

			Usable Cargo Capacity				Vessel
			Containers		Vehicles		Design	Approximate	Charter
	Year	Official		Reefer			Speed	Deadweight	Expiration
Name of Vessels	Built	Number	TEUs (1)	Slots	Autos	Length	(Knots) (2)	(Long Tons)	Date (3)
Vessels-Owned:
DANIEL K. INOUYE (4)	2018	1274136	3,220	408	—	854’ 0”	23.5	51,000	—
KAIMANA HILA (4)	2019	1274135	3,220	408	—	854’ 0”	23.5	54,000	—
MANOA (4)(8)	1982	651627	2,824	408	—	860’ 2”	23.0	35,000	—
MAHIMAHI (4)(8)	1982	653424	2,824	408	—	860’ 2”	23.0	35,000	—
LURLINE (4)	2019	1274143	2,750	432	500	869’ 5”	23.0	51,000	—
MATSONIA (4)	2020	1274123	2,750	432	500	869’ 5”	23.0	51,000	—
MANULANI (4)(8)	2005	1168529	2,378	284	—	712’ 0”	22.5	38,000	—
MAUNAWILI (4)(8)	2004	1153166	2,378	326	—	711’ 9”	22.5	37,000	—
MANUKAI (4)(8)	2003	1141163	2,378	326	—	711’ 9”	22.5	38,000	—
R.J. PFEIFFER (4)(8)	1992	979814	2,245	300	—	713’ 6”	23.0	28,000	—
MOKIHANA (4)	1983	655397	1,994	354	1,323	860’ 2”	23.0	30,000	—
MAUNALEI (4)(8)	2006	1181627	1,992	328	—	681’ 1”	22.1	33,000	—
MATSON KODIAK (4)(8)	1987	910308	1,668	280	—	710’ 0”	20.0	20,000	—
MATSON ANCHORAGE (4)(8)	1987	910306	1,668	280	—	710’ 0”	20.0	20,000	—
MATSON TACOMA (4)(8)	1987	910307	1,668	280	—	710’ 0”	20.0	20,000	—
KAMOKUIKI (5)	2000	9232979	707	100	—	433’ 9”	17.5	8,000	—
OLOMANA (6)	2004	9184225	645	120	—	388’ 7”	14.0	8,000	—
IMUA (6)	2004	9184237	645	90	—	388’ 6”	15.0	8,000	—
LILOA II (6)	2006	9184249	630	90	—	388’ 6”	15.0	8,000	—
PAPA MAU (6)	1999	9141704	521	68	—	381’ 5”	14.0	6,000	—
Vessels-Chartered:
MATSON HAWAII (6)	2009	9386471	4,360	326	—	849’ 3”	23.3	52,000	July 2023
MATSON LANAI (6)	2007	9334143	4,253	400	—	855’ 2”	24.3	50,000	June 2025
MATSON MAUI (6)	2007	9340764	4,253	400	—	854’ 8”	24.5	50,000	March 2026
MATSON KAUAI (6)	2008	9353278	4,218	350	—	841’ 4”	24.8	52,000	January 2025
MATSON MOLOKAI (6)	2007	9338084	2,824	586	—	728’ 10”	22.0	39,000	May 2025
MATSON NIIHAU (6)	2005	9294159	2,824	586	—	728’ 10”	21.0	39,000	March 2023

Barges-Owned:
MAUNA LOA (4)	2013	1247426	500	78	—	362’ 6”	—	13,000	—
HALEAKALA (4)	2022	1324310	620	72	—	362’ 6”	—	15,000	—
Barges-Chartered:
ILIULIUK BAY (4)(7)	2013	1249384	178	—	—	250’ 0”	—	4,000	December 2023
(1)	Twenty-foot Equivalent Units (“TEU”) is a standard measure of cargo volume correlated to a standard 20-foot dry cargo container.
(2)	Actual operating speed of the vessel may vary from the Vessel Design Speed.
(3)	Charter expiration date represents the approximate earliest month the vessel can be returned to its owner. Some vessel charter agreements include options for the Company to further extend the charter period.
(4)	U.S. flagged and Jones Act qualified vessel or barge.
(5)	U.S. flagged vessel.
(6)	Foreign-flagged vessel.
(7)	Lift-on/lift-off barge equipped with a crane.
(8)	Vessel installed with exhaust gas cleaning systems (commonly referred to as “scrubbers”).

Fleet Renewal Program:

Matson is constructing three new vessels with the following specifications and expected delivery dates:

			Usable Cargo Capacity
			Containers			Maximum	Maximum
	Type of	Expected		Reefer		Speed	Deadweight
Class of Vessel	Vessel	Delivery Date	TEUs	Slots	Length	(Knots)	(Long Tons)
Aloha Class	Containership	Q4 2026	3,620	400	853’ 2”	23.5	53,000
Aloha Class	Containership	Q2 2027	3,620	400	853’ 2”	23.5	53,000
Aloha Class	Containership	Q4 2027	3,620	400	853’ 2”	23.5	53,000

Upon delivery, Matson expects to deploy the three new vessels in the CLX service and redeploy three existing CLX vessels into the Alaska service. The new vessels will have dual-fuel engines and be equipped with tanks, piping and cryogenic equipment designed to operate on liquified natural gas (“LNG”) and conventional fuels. The new vessels are also being designed with state-of-the-art green technology features and fuel-efficient hulls. Each new vessel is expected to provide 500 containers of additional capacity per voyage in the CLX service.

The contract cost of the new vessel program is approximately $1.0 billion in total, and milestone payments are expected to be financed with cash currently on deposit in the Company’s Capital Construction Fund, cash and cash equivalents on the consolidated balance sheet and through cash flows generated from future operations, borrowings available under the Company’s unsecured revolving credit facility or additional debt financings. Actual and future annual vessel construction progress milestone payments based on signed agreements and change orders, excluding owners’ items and capitalized interest, are expected to be as follows:

	Paid	Future Milestone Payments
Vessel Construction Obligations (in millions)	2022	2023	2024	2025	2026	2027	Thereafter	Total
Three Aloha Class Containerships	$50.0	$50.0	$71.0	$351.0	$307.0	$157.0	$13.0	$999.0

Matson is also installing tanks, piping and cryogenic equipment on existing Aloha Class vessels so that they can operate on LNG and conventional fuels. The LNG installation project on Daniel K. Inouye has begun and work on Kaimana Hila is currently scheduled to begin during the second quarter of 2024. Each installation is expected to cost approximately $35 million. Additionally, the Company plans to begin reengining Manukai to operate on LNG and conventional fuels during the second quarter of 2023 at a total cost of approximately $60 million.

The three new Aloha Class vessels and LNG installation projects are important steps towards achieving Matson’s medium-term greenhouse gas (“GHG”) emissions goal which is to reduce Scope 1 GHG emissions from our owned fleet by 40% by 2030, using 2016 as a baseline year. Matson has also set a long-term goal to achieve net zero Scope 1 GHG emissions from our owned fleet by 2050. For more information on Matson’s environmental stewardship initiatives, including GHG reduction goals, see Matson’s Sustainability Report and other information available at https://www.matson.com/sustainability.

Vessel Emission Regulations:

Being a leader in environmental stewardship is one of Matson’s core values.  Matson’s vessels transit through some of the most environmentally sensitive areas in the United States including the Hawaiian Islands and the coasts of California, Oregon, Washington and Alaska.  In particular, Matson is focused on reducing transportation emissions, including carbon dioxide, methane, nitrous oxide, particulate matter and sulfur dioxide through improvements in vessel fuel consumption, choice of fuel types and the development of more fuel-efficient transportation solutions.  Matson further contributes positively to the environment by testing and deploying leading technologies as the fleet is modernized.

The International Maritime Organization (“IMO”), to which the U.S. and over 100 other countries are signatories, is a specialized agency of the United Nations that sets international environmental standards applicable to vessels operating under the flag of any signatory country.  Effective January 1, 2020, the IMO imposed regulations that generally require all vessels to burn fuel oil with a maximum sulfur content of ≤0.5 percent.  With respect to North America, all waters, with certain limited exceptions, within 200 nautical miles of U.S. and Canadian coastlines have been designated emission control areas (“ECAs”).  Since January 1, 2015, U.S. Environmental Protection Agency regulations have reduced the fuel oil maximum sulfur content in designated ECAs. In addition, since August 1, 2012, the California Air Resource Board has reduced the fuel oil maximum sulfur content to ≤0.1 percent within 24 miles of the California coastline.

All of Matson’s vessels are designed to operate in compliance with IMO and ECA regulations as applicable. Matson also maintains vessels which may operate as dry-dock relief or for emergency activation purposes under an EPA approved ECA permit enabling the use of fuel oil with a maximum sulfur content of ≤0.5 percent within the North America ECA or at any time on IMO compliant fuels.

In June 2021, the IMO adopted new GHG emission requirements applicable to ships. Beginning with a company’s first annual, intermediate or renewal survey for an International Air Pollution Prevention (“IAPP”) certificate on or after January 1, 2023, all containerships with more than 10,000 dead weight tons will be required to meet specified Energy Efficiency Existing Ship Index (“EEXI”) levels. EEXI is a one-time certification measuring a ship’s theoretical carbon dioxide (CO2) emissions per transport work based on its design parameters. Beginning in 2023, containerships with over 5,000 gross tonnage (“GT”) will be required to meet annual Carbon Intensity Indicator (“CII”) requirements that become increasingly stringent towards 2030. CII measures how efficiently a ship transports goods, and uses actual CO2 emissions to determine an annual rating from A to E. For ships that achieve a D rating for three consecutive years or an E rating in a single year, a corrective action plan needs to be developed as part of the vessels’ Ship Energy Efficiency Management Plan (“SEEMP”) and approved. For a discussion on the Company’s planned future capital expenditures to comply with these regulations, see Part II, Item 7 of this Form 10-K. For more information on Matson’s environmental stewardship initiatives, including GHG emission reduction goals, see Matson’s Sustainability Report and other information available at https://www.matson.com/sustainability.

Hawaii Terminal Modernization and Expansion Program:

Matson completed the first phase of its program to modernize and renovate its terminal facility at Sand Island, Honolulu, and is progressing on the second phase. As part of this program, Matson completed the installation of three new 65 long-ton capacity gantry cranes, upgraded and renovated three existing cranes, demolished four outdated cranes, and installed upgrades to the electrical infrastructure at the terminal. In addition, Matson completed the installation, energization and transition to a new redundant main switchgear. Additional projects for the second phase relate to improvements to its existing backup power generators, installation of new above ground fuel storage tanks, a battery energy storage system, and other upgrades at the terminal, and are expected to be completed within the next three years.

The third phase represents a broader and long-term terminal expansion program at the Sand Island terminal facility. Matson expects to expand into Pier 51A and portions of Pier 51B after Pasha Hawaii (“Pasha”) relocates to the newly constructed Kapalama container terminal facility planned for 2024. From 2023 to 2024, Matson will be performing surveying, planning and design work in preparation for this expansion.

Ocean Transportation Equipment:

As a complement to its fleet of vessels, Matson owns a variety of equipment including cranes, terminal equipment, containers and chassis, which represents an investment of approximately $0.8 billion as of December 31, 2022. Matson also leases containers, chassis and other equipment under various operating lease agreements.

Operating Costs:

Major components of Matson’s Ocean Transportation operating costs are as follows:

Direct Cargo Expense includes terminal handling costs including labor, purchased outside transportation and other related costs.

Vessel Operating Expense includes crew wages and related costs; fuel, pilots, tugs and line related costs; vessel charter expenses; and other vessel operating related expenses. Matson purchases fuel oil, lubricants and gasoline for its operations and pays fuel-related surcharges to other third-party transportation providers.

Operating Overhead includes equipment repair costs, equipment lease and repositioning expenses, vessel repair and maintenance costs, depreciation and dry-docking amortization, insurance, port engineers and other maintenance costs, and other vessel and shoreside related overhead.

Competition:

The following is a summary of major competitors in Matson’s Ocean Transportation segment:

Hawaii Service: Matson’s Hawaii service has one major U.S. flagged Jones Act competitor, Pasha, which operates container and roll-on/roll-off services between the ports of Long Beach, Oakland and San Diego, California to Hawaii. A U.S. flagged Jones Act barge operator, Aloha Marine Lines, also offers barge service between Seattle, Washington and Hawaii.

Foreign-flagged vessels carrying cargo to Hawaii from non-U.S. locations also provide alternatives for companies shipping to Hawaii. Other competitors in the Hawaii service include proprietary operators and contract carriers of bulk cargo, and airfreight freight carriers.

Matson operates three strings of vessels to Hawaii. These strings provide customers an industry-leading five departures from ports on the U.S. West Coast – two each from Long Beach and Oakland, California and one from Tacoma, Washington, with three arrivals in Honolulu each week. Each of these strings operates on a fixed day-of-the-week schedule. One of the vessel strings continues from Honolulu to China before returning to Long Beach. Matson’s frequent sailings and punctuality permit customers to reduce inventory carrying costs. Matson also competes by offering one of the most comprehensive services to customers, including: the only container service to and from the three largest U.S. West Coast ports; the most efficient terminal network on the U.S. West Coast with three exclusive use terminals provided by SSAT; a dedicated inter-island barge network which is integrated with Matson’s line haul schedule; roll-on/roll-off service from Long Beach and Oakland; a world-class customer service team; and efficiency and experience in handling cargo of many types.

Alaska Service: Matson’s Alaska service has one major U.S. flagged Jones Act competitor, Totem Ocean Trailer Express, Inc., which operates a roll-on/roll off service between Tacoma, Washington and Anchorage, Alaska. There are also two U.S. flagged Jones Act barge operators, Alaska Marine Lines, which mainly provides services from Seattle, Washington to the ports of Anchorage, Dutch Harbor, and other locations in Alaska, and Samson Tug & Barge, which mainly serves Western Alaska and other locations. The barge operators have historically shipped lower value commodities that can accommodate a longer transit time, as well as construction materials and other cargo that are not conducive to movement in containers. Foreign-flagged vessels provide alternatives for companies shipping cargo (mainly seafood) from the Alaska ports of Kodiak and Dutch Harbor to international destinations. Other competition includes air freight carriers and over-the-road trucking services. Matson’s AAX service has two major competitors, CMA CGM and Maersk Lines, which provide services between Dutch Harbor, Alaska and Asia.

Matson offers customers twice weekly scheduled service from Tacoma, Washington to Anchorage and Kodiak, Alaska, and a weekly service to Dutch Harbor, Alaska. The Company also provides a barge service between Dutch Harbor and Akutan in Alaska. Matson is the only Jones Act containership operator providing service to Kodiak and Dutch Harbor in Alaska, which are the primary loading ports for southbound seafood. Matson offers dedicated terminal services at the Alaska ports of Anchorage, Kodiak and Dutch Harbor performed by Matson, and at the port of Tacoma, Washington performed by SSAT. Matson’s AAX service also offers customers a service from Kodiak and Dutch Harbor, Alaska to Ningbo and Shanghai, China, and Busan, South Korea, with transshipment services from those ports to other locations in Asia.

China Service: Major competitors to Matson’s China service include large international transpacific carriers such as CMA CGM, OOCL, ZIM, Evergreen and Maersk. Other competition includes air freight carriers.

Matson’s China service (CLX and CLX+) competes by offering fast and reliable service from the ports of Ningbo and Shanghai in China, and feeder services from other Asian ports of origin, to Long Beach and Oakland, California. Matson provides fixed day-of-the-week arrivals and industry leading cargo availability. Matson’s service is further differentiated by best-in-class stevedoring services provided by SSAT, Matson dedicated terminal space, access to Shippers Transport Express off-dock container yards for faster truck turn times, Matson-dedicated equipment including chassis to speed cargo availability, one-stop intermodal connections, and world-class customer service. Matson also provides intermodal services in coordination with Matson Logistics. Matson has offices located in Shanghai, Shenzhen, Xiamen, Ningbo and Hong Kong, and has contracted with terminal operators in Ningbo and Shanghai.

Guam Service: Matson’s Guam service has one major competitor, APL, a U.S. flagged subsidiary of CMA CGM, which operates a U.S. flagged container service connecting the U.S. West Coast to Guam and Saipan, via transshipments to U.S. flagged feeder vessels in Yokohama, Japan and Busan, South Korea via a two-ship feeder service. There are also other several foreign carriers that call at Guam from foreign origin ports, and air freight carriers.

Matson offers customers a weekly service to Guam as part of the CLX service from three ports on the U.S. West Coast. Matson’s ocean transit time, frequent sailing and reliable on-time performance provides an industry-leading service to its customers.

Japan Service: Matson’s Japan service has one major competitor, APL, which operates a U.S. flagged containership service from the U.S. West Coast to the port of Naha in Okinawa, Japan.

Matson offers customers a weekly service to the port of Naha in Okinawa, Japan as part of the CLX service from three ports on the U.S. West Coast.

Micronesia and South Pacific Services: Matson’s Micronesia and South Pacific services have competition from a variety of local and international carriers that provide freight services to the area.

Customer Concentration:

Matson serves customers in numerous industries and carries a wide variety of cargo, mitigating its dependence upon any single customer or single type of cargo. The Company’s 10 largest Ocean Transportation customers account for approximately 15 percent of the Company’s Ocean Transportation revenue. For additional information on Ocean Transportation revenues for the years ended December 31, 2022, 2021 and 2020, see Note 2 to the Consolidated Financial Statements in Item 8 of Part II below.

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

Matson’s typical seasonal trends have been impacted by the global pandemic which resulted in elevated levels of demand experienced in our Ocean Transportation services during the second half of 2020 throughout 2021 and in the first half of 2022. Weakening economic conditions in the U.S., relatively high inflation and the impact of higher interest rates on household discretionary income may affect the demand for consumer goods in our markets, which could impact seasonal variability and demand for the Company’s Ocean Transportation services in 2023.

Maritime Laws and the Jones Act:

Maritime Laws: All interstate and intrastate marine commerce within the U.S. falls under the Merchant Marine Act of 1920 (commonly referred to as the Jones Act).

The Jones Act is a long-standing cornerstone of U.S. maritime policy. Under the Jones Act, all vessels transporting cargo between covered U.S. ports must, subject to limited exceptions, be built in the U.S., registered under the U.S. flag, be manned predominantly by U.S. crews, and owned and operated by U.S.-organized companies that are controlled and 75 percent owned by U.S. citizens. U.S. flagged vessels are generally required to be maintained at higher standards than foreign-flagged vessels and are subject to rigorous supervision and inspections by, or on behalf of, the U.S. Coast Guard, which requires appropriate certifications and background checks of the crew members. Under Section 27 of the Jones

Act, the carriage of cargo between the U.S. West Coast, Hawaii and Alaska on foreign-built or foreign-documented vessels is prohibited.

During the years ended December 31, 2022, 2021 and 2020, approximately 39 percent, 41 percent and 62 percent, respectively, of Matson’s Ocean Transportation revenues came from the Hawaii and Alaska trades that were subject to the Jones Act. Matson’s Hawaii and Alaska trade routes are included within the non-contiguous Jones Act market. The commerce of both Hawaii, as an island economy, and Alaska, due to its geographical location, are dependent on ocean transportation. The Jones Act ensures frequent, reliable, roundtrip service to these locations. Matson’s vessels operating in these trade routes are Jones Act qualified and maintained in compliance with such requirements.

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

Other Environmental Regulations:

In addition to the vessel emission regulations discussed above, Matson’s operations are required to comply with other environmental regulations and requirements including the Oil Pollution Act of 1990, the Comprehensive Environmental Response Compensation & Liability Act of 1980, the Rivers and Harbors Act of 1899, the Clean Water Act, the Invasive Species Act and the Clean Air Act. Matson is also subject to state regulations affecting terminal and vessel emissions, such as the requirement to shut down vessel generator engines while at berth at California ports and switch to shore electrical power or achieve equivalent emissions reductions. The Company actively monitors its operations for compliance with these and other regulations.

For more information on Matson’s environmental stewardship initiatives, including its environmental goals, see Matson’s Sustainability Report and other information available at https://www.matson.com/sustainability.

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

Supply Chain Management and Other Services:  Matson Logistics provides customers with a variety of logistics services including purchase order management, booking services, customs brokerage, LCL and full container load NVOCC freight forwarding services. Matson Logistics has supply chain operations in North America, China and other locations.

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

Matson Logistics’ transportation brokerage services compete most directly with C.H. Robinson Worldwide, Hub Group, RXO and other freight brokers and intermodal marketing companies, and asset-invested market leaders such as J.B. Hunt. Competition is differentiated by the depth, scale and scope of customer relationships; vendor relationships and rates; network capacity; real-time visibility into the movement of customers’ goods; and other technology solutions. Additionally, while Matson Logistics primarily provides surface transportation brokerage, it also competes to a lesser degree with other forms of transportation for the movement of cargo.

Matson Logistics’ freight forwarding services compete most directly with a variety of freight forwarding companies that operate within Alaska including Carlile, Lynden, American Fast Freight and Alaska Traffic Company.

Customer Concentration:

Matson Logistics serves customers in numerous industries and geographical locations. The Company’s 10 largest logistics customers account for approximately 18 percent of the Company’s Logistics revenue. For additional information on Logistics revenues for the years ended December 31, 2022, 2021 and 2020, see Note 2 to the Consolidated Financial Statements in Item 8 of Part II below.

Seasonality:

In general, Matson Logistics’ services are not significantly impacted by seasonality factors, with the exception of its freight forwarding service to Alaska which may be affected by winter weather and the seasonal nature of the tourism industry. However, the weakening economic conditions in the U.S., relatively high inflation and the impact of higher interest rates on household discretionary income may affect the demand for consumer goods, which could impact Matson’s Logistics businesses in 2023.

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

During 2022, Matson had 4,288 employees worldwide, of which 159 employees were based in international locations and 2,994 employees were covered by collective bargaining agreements with unions. These numbers include seagoing personnel who rotate through billets (as described below) and temporary employees, but do not include employees of SSAT or other non-employee affiliates such as agents and contractors. The composition of Matson’s workforce by geography is as follows:

Matson’s fleet of active vessels requires 331 billets to operate. Each billet corresponds to a position on a vessel that typically is filled by two or more employees because seagoing personnel rotate between active sea-duty and time ashore. These amounts exclude billets related to Matson’s foreign-flagged chartered vessels where the vessel owner is responsible for its seagoing personnel. Matson’s vessel management services also employed personnel in 32 billets to manage three U.S. government vessels.

Diversity, Equity and Inclusion (DE&I):

For many years, Matson has been committed to improving diversity, providing equal pay for equal work and creating an inclusive culture. According to the U.S. Bureau of Labor Statistics, traditionally the shipping industry’s workforce has been predominately represented by white males. While Matson’s workforce is representative of many of the communities where it operates, the Company has taken steps to do more to change the status quo within the Company and industry. In 2022, the Company continued to advance many of its diversity, equity and inclusion efforts. This includes continuing its efforts to analyze pay among various employee groups to confirm pay equity across the Company.

As part of its overall DE&I strategy, Matson continues to focus on developing and promoting diverse individuals into leadership positions. The Company utilizes both internal and external learning and development programs to encourage and promote career opportunities within our diverse employee groups. In 2022, approximately two-thirds of Matson promotions in management roles were women and/or minority individuals.

Matson is also focused on supporting a more diverse talent pool over the long-term by encouraging women and minorities to pursue careers in the maritime and logistics sectors. To this end, in 2022 the Company established and awarded sixteen scholarships to diverse, high-achieving students at higher education institutions and maritime academies.

Matson has also worked to enhance employees’ understanding and perspective on working with diverse groups of individuals. In 2022, the Company provided two DE&I trainings to deepen employees’ understanding and appreciation for ways to improve interactions with others and promote more inclusive relationships. One training focused on ways people communicate that reinforce stereotypes and perpetuate discrimination, often unintentionally, called “microaggressions.” The other DE&I training provided a broad overview of general diversity, equity and inclusion principles – the “dos and don’ts” of respectful social interaction. These trainings were completed by more than 1,100 employees during the past year.

The composition of Matson’s domestic shoreside workforce by gender and race in 2022 is as follows (data for seagoing personnel is not available to the Company):

The composition of management positions within Matson’s domestic shoreside workforce by gender and race in 2022 is as follows (data for seagoing personnel is not available to the Company):

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

Succession and Career Planning:

Matson’s workforce is characterized by uniquely skilled, long-tenured employees. To create career pathways for future leaders while planning for the loss of retiring employees, the Company takes a proactive approach to succession and career planning. The Company focuses on providing the next generation of promising talent with the tools they need to build their own careers at Matson. In 2022, 44 percent of open positions were filled through internal promotions. The Company also provided approximately 3,500 hours of employee training and professional development opportunities, and tuition reimbursement programs, while giving annual performance reviews to its non-union workforce.

For more information on Matson’s human capital programs, see our Sustainability Report which is available at www.matson.com/sustainability.

Bargaining Agreements:

Matson’s shoreside and seagoing employees are represented by a variety of unions. As shown in the chart below, union employees comprise 70 percent of Matson’s global workforce.

Matson has collective bargaining agreements with these unions that expire at various dates in the future, including as early as 2023. Matson and SSAT are also members of the Pacific Maritime Association (“PMA”), which on behalf of its members negotiates collective bargaining agreements with the International Longshore and Warehouse Union (“ILWU”) on the U.S. West Coast. The PMA/ILWU collective bargaining agreements cover substantially all U.S. West Coast longshore labor. The ILWU collective bargaining agreement with the PMA expired on July 1, 2022. While Matson believes that it will be able to renegotiate these collective bargaining agreements as they expire without any significant impact on its operations, including the PMA/ILWU collective bargaining agreement, no assurance can be given that such agreements will be reached on a timely basis or at all without slow-downs, strikes, lockouts or other disruptions that may adversely impact Matson’s operations.

Multi-employer Pension and Post-retirement Plans:

Matson contributes to several multi-employer pension and post-retirement plans. Matson has no present intention of withdrawing from and does not anticipate the termination of any of the multi-employer pension plans to which it contributes (see Notes 11 and 12 to the Consolidated Financial Statements in Item 8 of Part II below for a discussion of withdrawal liabilities under certain multi-employer pension plans).

D.	AVAILABLE INFORMATION

Matson makes available, free of charge on or through its Internet website, Matson’s annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 as soon as reasonably practicable after it electronically files such material with, or furnishes them to, the U.S. Securities and Exchange Commission (“SEC”). The address of Matson’s Internet website is www.matson.com. This website and other websites included in this document are provided for convenience only, and the contents of such websites do not constitute a part of and are not incorporated by reference into this Form 10-K.

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

The transportation industry in which the Company operates has been impacted by fluctuations, volatility, downturns, inflation, recessions and other economic shifts or market instabilities, as well as the development of and changes in governmental policies and relations and geopolitical developments, across the jurisdictions in which it operates. For example, there have been increases in geopolitical and trade tensions among a number of the world’s major economies. These tensions have resulted in the implementation of tariffs, non-tariff trade barriers and sanctions, including the use of export control restrictions and sanctions against certain countries and individual companies, which have, and may continue to have, an adverse economic impact in the markets in which the Company operates.

These adverse economic conditions may also impact customers’ business levels and needs. Within the U.S., a weakening of economic drivers in Hawaii, Alaska and Guam, which include tourism, military spending, construction, personal income growth and employment, the weakening of consumer confidence, market demand, and the economy in the U.S. Mainland, inflation, rising interest rates, recessionary fears and the effect of a change in the strength of the U.S. dollar against other foreign currencies may reduce the demand for goods, adversely affecting inland and ocean transportation volumes or rates. In addition, overcapacity in the global or transpacific ocean transportation markets, a change in the cost of goods or currency exchange rates, pressure from U.S. or foreign governments, imposition of tariffs and uncertainties regarding tariff rates or a change in international trade policies could adversely affect freight volumes and rates in the Company’s CLX and CLX+ services.

Fluctuations in the price of oil could further impact the Alaskan economy, which in turn could impact the Company’s business. In addition, the global macroeconomic effects of the pandemic and related impacts on the Company’s customers’ business operations, including financial difficulties or bankruptcies, may persist for an indefinite period, even as the pandemic subsides.

As the COVID-19 pandemic subsides, supply and demand trends normalize, and supply chain congestion eases, the high volumes and rates the Company previously experienced in its China service have declined, but the Company cannot predict the size and duration of such decline. These declines have reduced and are expected to continue to reduce revenues, but certain fixed costs remain. For example, the Company cannot terminate leases early for chartered vessels in the CLX+ service absent a breach by vessel owners.

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

As the COVID-19 pandemic reaches endemic stages, the future impact on the Company’s business, financial condition, operating results or cash flows remains difficult to predict at this time. Additional or unforeseen effects from COVID-19, including resurgences or mutations of the virus and the actions taken in response to the virus, may give rise to additional risks or instigate or amplify the other risks described throughout these Risk Factors.

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

The Company could also be adversely affected by any changes in the services, or changes to the costs of services, provided by third-party vendors such as railroads, truckers, terminals, agents and shipping companies, including charter vessel owners. Service structures and relationships with these parties are important in the Company’s intermodal business, as well as in the China, Guam, Micronesia, Japan, Alaska export and South Pacific services.

The loss of or damage to any of these key relationships may adversely affect the Company’s business and revenue.

The Company is dependent upon key vendors and third parties for equipment, capacity, facilities, infrastructure and services essential to operate its business, and if the Company fails to secure sufficient third-party services, its business could be adversely affected.

The Company’s businesses are dependent upon key vendors who provide terminal, rail, truck, and ocean transportation services. If the Company cannot secure sufficient transportation equipment, capacity or services from these third parties at reasonable prices or rates to meet its or its customers’ needs and schedules, customers may seek to have their transportation and logistics needs met by others on a temporary or permanent basis. If this were to occur, the Company’s business, results of operations and financial condition could be adversely affected.

An increase in fuel prices, changes in the Company’s ability to collect fuel-related surcharges, and/or the cost or limited availability of required fuels on the U.S. West Coast may adversely affect the Company’s profits.

Fuel is a significant operating expense for the Company’s Ocean Transportation business. The price and supply of fuel are unpredictable and fluctuate based on events beyond the Company’s control, including impacts from global macroeconomic conditions and geopolitical events. Increases in the price of fuel may adversely affect the Company’s results of operations. Increases in fuel costs also can lead to increases in other expenses, such as energy costs and costs to purchase outside transportation services. In the Company’s Ocean Transportation and Logistics services segments, the Company utilizes fuel-related surcharges, although increases in the fuel-related surcharge may adversely affect the Company’s competitive position and may not correspond exactly with the timing of increases in fuel expense. Changes in the Company’s ability to collect fuel-related surcharges, including recovery of all or most fuel-related expenses, also may adversely affect its results of operations.

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

The Company’s public disclosures on its climate, sustainability, human capital and other ESG initiatives include its goals or expectations with respect to those matters, including GHG emission reduction targets. These disclosures are aspirational and based on standards and frameworks for presenting and measuring progress that are not harmonized and are still developing, assumptions that may change, and disclosure controls and procedures that continue to evolve. The Company’s initiatives and goals may not be favored by certain stakeholders and could impact the attraction and retention of investors, customers and employees, as well as the Company’s willingness to do business with other companies or customers or their willingness to do business with us. Efforts to achieve the Company’s initiatives and goals face numerous risks and may be unsuccessful, result in additional costs or experience delays, and as a result may have an adverse impact on the Company, including its brand, reputation and stock price.

The Company may not be timely or successful in completing its fleet upgrade initiatives, which may result in significant costs and adversely impact the Company’s ability to meet its climate goals.

The Company’s four new Aloha and Kanaloa class vessels include dual fuel capable engines that can run on low sulfur fuel oil or LNG. The Company has announced plans to install tanks, piping and cryogenic equipment on Daniel K. Inouye and Kaimana Hila, and re-engine Manukai to operate on LNG. In addition, the Company has announced plans to construct three new LNG-ready Aloha Class vessels. The Company anticipates making significant capital expenditures in connection with these fleet initiatives. These initiatives may be hindered by substantial delays and long lead times for necessary equipment, including as a result of ongoing supply chain congestion, other residual impacts from the COVID-19 pandemic, increased demand across the industry for LNG installations and conversions, and new ship-building. Additional operating costs may be incurred to the extent additional ships are needed to maintain schedule integrity while such updates and installations are performed. Once completed, operation of these vessels may be slowed to the extent they present new maintenance requirements or unforeseen complications.

Use of LNG fuel may not result in anticipated GHG emission reductions, and the Company’s investments in LNG-ready vessels, whether on their own or in addition to other Company initiatives, may be insufficient to meet the Company’s previously announced GHG emission reduction goals on a timely basis or at all. There is no guarantee that the Company will be able to secure LNG via bunker barges or other methods on the U.S. West Coast or in China in sufficient amounts to fuel its vessels or at a reasonable cost, as increased demand for LNG could decrease available supply of LNG and increase prices. Governments have in the past and may again in the future impose tariffs on LNG that also may increase supply costs. As a result of these risks, the Company may not fully realize the benefits of these investments.

The Company’s vessel construction agreements with Philly Shipyard subject the Company to risks.

On November 1, 2022, MatNav and Philly Shipyard entered into vessel construction agreements pursuant to which Philly Shipyard will construct three new 3,600-TEU Aloha Class dual-fuel capable containerships, with expected delivery dates during the fourth quarter of 2026 and subsequent deliveries currently expected in the second and fourth quarters of 2027. Failure of any party to the vessel construction agreements to fulfill its obligations under the agreements could have an adverse effect on the Company’s financial position and results of operations. Such a failure could happen for a variety of reasons, including but not limited to (i) delivery delays, (ii) delivery of vessels that fail to meet any of the required operating specifications (for example, capacity, fuel efficiency or speed), (iii) events in South Korea that prevent one or more significant subcontractors to Philly Shipyard from performing, (iv) loss of key personnel at either Philly Shipyard or any of its subcontractors, (v) work stoppages or other labor disruptions that may occur as a result of the failure of Philly Shipyard to negotiate collective bargaining agreements with its unions, or (vi) the insolvency of, or the refusal or inability to perform for any reason, by Philly Shipyard or any of its subcontractors. Significant delays in the delivery of the new vessels could limit our ability to replace aging vessels in the Alaska service without substantial modifications, which could also have an adverse impact on our business plans, financial condition and results of operations.

The Company’s operations are susceptible to weather, natural disasters, maritime accidents, spill events and other physical and operating risks, including those arising from climate change.

As a maritime transportation company, the Company’s operations are vulnerable to disruption as a result of weather, natural disasters and other climate-driven events, such as rising temperatures, sea levels and storm severity, bad weather at sea, hurricanes, typhoons, tsunamis, floods and earthquakes, as well as a maritime accident, oil or other spill, or other environmental mishap. Climate change has increased and may continue to increase the frequency, severity and uncertainty of such events. Such events interfere with the Company’s ability to provide on-time scheduled service, resulting in increased expenses and potential loss of business associated with such events. In addition, severe weather and natural disasters can result in interference with the Company’s terminal operations and may cause serious damage to its vessels and cranes. These impacts could be particularly acute in ports such as Dutch Harbor and Kodiak, Alaska where the Company is dependent on a single crane. The Company’s vessels and their cargoes are also subject to operating risks such as mechanical failure, collisions and human error.

The occurrence of any of these events may result in damage to or loss of terminals, port facilities and infrastructure, vessels, containers, cargo and other equipment, increased maintenance expense, loss of life or physical injury to its employees or people, pollution, or the slow down or suspension of operations. These events can expose the Company to reputational harm and liability for resulting damages and possible penalties that, pursuant to typical maritime industry policies, it must pay and then seek reimbursement from its insurer. Affected vessels may also be removed from service and thus would be unavailable for income-generating activity. Furthermore, the Port of Alaska requires upgrades to its port facilities and infrastructure to improve operational safety and efficiency, accommodate modern shipping operations and improve resiliency, as well as to mitigate the risk of failure due to corrosion or loss of load-bearing capacity. As a result, there is an increased risk that an earthquake or other natural disaster could damage or render inoperable, in whole or in part, port facilities and infrastructure at the Port of Alaska. This, in turn, could adversely affect transportation volumes or rates in Alaska and adversely impact the Company’s Ocean Transportation business and Span Alaska’s freight forwarding business, particularly given the Alaskan economy’s dependence on this port for ocean cargo.

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

The Company may be impacted by transitional and other risks arising from climate change and the global shift toward a low carbon future. Organizational, industrial and governmental shifts in operations as well as legal and regulatory requirements to reduce or eliminate emissions and/or increase efficiency may require the Company to increase expenditures, make changes to existing infrastructure, vessels and equipment and shift its business model. For example, the maritime industry is moving toward deployment of clean energy technologies and use of electricity powered by renewable energy sources to power terminal operations as a way to reduce shoreside GHG emissions. As the Company and SSAT increase their reliance on the power grid at terminals, including for cold-ironing and ground service fleets, the Company may experience increased risks related to power outages, brown outs or black outs. The likelihood of these risks is compounded by uncertainties regarding the reliability of renewable energy sources as well as any increased frequency of extreme weather events that may disrupt the generation or transmission of electricity. In addition, compliance with new climate change requirements or regulations such as the IMO’s requirements related to EEXI and CII may create schedule disruptions and could require Matson’s fleet to slow down if efficiency improvements or transitions to alternative fuels together are not enough to reduce GHG emissions sufficiently, thus impacting Matson’s expedited business model and competitive advantage. New environmental requirements for vessel performance and operation could also require the Company to accelerate the building of new vessels, increase the construction costs for new vessels and equipment to accommodate even newer technology as it emerges while today’s technology becomes obsolete, initiate unexpected retrofit projects for existing vessels, retire older vessels earlier than expected, or render reserve vessels unusable. If these outcomes were to occur, the Company’s business, results of operations, cash flows and financial condition could be adversely affected.

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

In addition, the Company relies on SSAT for its stevedoring services at the ports of Long Beach and Oakland, California and Tacoma, Washington on the U.S. West Coast. The Company could be adversely affected by any changes in the services provided or to the costs of such services provided by SSAT. Furthermore, the Company’s results of operations have been and may continue to be impacted by lower contributions from SSAT, including as a result of declines in detention and demurrage revenue and lift volumes due to reduced carrier volumes into U.S. West Coast ports.

The Company is subject to risks associated with conducting business in foreign shipping markets.

Matson’s China, Alaska export, Micronesia, Japan and South Pacific services are subject to risks associated with conducting business in a foreign shipping market, which include:

●	Challenges associated with operating in foreign countries and developing relationships with foreign companies, business associates and governments, including as a result of cultural differences;
●	Difficulties in staffing and managing foreign operations, including dynamic employment and immigration laws;
●	The Company’s ability to comply with U.S. and foreign legal and regulatory restrictions, including anti-corruption laws such as the Foreign Corrupt Practices Act;
●	Not having continued access to existing port facilities or feeder vessels;
●	The Company’s ability to manage changes in the cost of goods or currency exchange rate fluctuations;
●	Geopolitical and economic instability;
●	Economic downturns or slower growth in the local markets or geographic areas in which we conduct business; and
●	Dynamics involving U.S. trade relations with other countries, including the imposition of or uncertainty associated with the level of tariffs, non-tariff trade barriers or sanctions, including the use of export control restrictions and sanctions against certain countries and individual companies, or other governmental actions.

The Company’s terminals in Hawaii and Alaska require modernization.

The Company has completed the first phase of renovating and modernizing its Sand Island terminal in Honolulu Harbor. Significant additional upgrades and projects remain. The Company is also continuing discussions with state and local authorities regarding a port modernization program for the Port of Alaska. Significant upgrades to the terminal and port facilities are needed to improve operational safety and efficiency, accommodate modern shipping operations, and improve resiliency. For example, the aging docks of the port are increasingly exposed to the risk of failure due to corrosion and the loss of load-bearing capacity particularly in the event of extreme seismic events or other natural disasters. Regulatory, construction or other delays or cost overruns related to the expansion and modernization of the terminals could have an adverse impact on the Company’s business plans, financial condition and results of operations. In addition, the terminal modernization programs may not result in improved operational productivity or generate expected returns.

Heightened security measures, war, actual or threatened terrorist attacks, efforts to combat terrorism and other acts of violence may adversely impact the Company’s operations and profitability.

War, including the war in Ukraine, terrorist attacks and other acts of violence may cause consumer confidence and spending to decrease, or may affect the ability or willingness of tourists to travel to Hawaii, Guam or Alaska, thereby adversely affecting those economies and the Company. Wars or terrorism could impact global supply chains due to changes in vessel routing, product sourcing decisions, or governmental sanctions or restrictions. Additionally, acts of war and future terrorist attacks could increase volatility in the U.S. and worldwide financial markets. Acts of war or terrorism may also be directed at the Company’s shipping operations or may cause the U.S. government to take control of Matson’s vessels for military operation. Heightened security measures, including customs inspections and related procedures in countries of origin and destination, potentially slow the movement and increase the cost of freight through U.S. or foreign ports, across borders or on U.S. or foreign railroads or highways.

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

A significant portion of Matson’s employees are covered by collective bargaining agreements. Furthermore, the Company relies on the services of third parties, including SSAT, which employ persons covered by collective bargaining agreements. For additional information on collective bargaining agreements with unions, see Item 1.C. Employees and Labor Relations of Part I of this Annual Report.

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

Matson and SSAT are members of the PMA, which on behalf of its members negotiates collective bargaining agreements with the ILWU on the U.S. West Coast. The PMA/ILWU collective bargaining agreements that cover substantially all U.S. West Coast longshore labor expired on July 1, 2022. These collective bargaining agreements are being negotiated, but if such agreements are not renewed, Matson and SSAT could be subject to future slow-downs, strikes, lock-outs or other disruptions that may adversely impact Matson’s or SSAT’s operations.

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

Any failure, breach or unauthorized access to the Company’s systems or those of third parties on which the Company relies could result in the loss of confidential, sensitive or proprietary information, interruptions in its service or production or otherwise impact the Company’s ability to conduct business operations, and could result in potential reductions in revenue and profits, damage to its reputation or liability.

Risks Related to Financial Matters

A deterioration of the Company’s credit profile, disruptions of the credit markets or higher interest rates could restrict its ability to access the debt capital markets or increase the cost of debt.

Deterioration in the Company’s credit profile may have an adverse effect on the Company’s ability to access the private or public debt markets and also may increase its borrowing costs. If the Company’s credit profile deteriorates significantly, its access to the debt capital markets or its ability to renew its committed lines of credit may become restricted, or the Company may not be able to refinance debt at the same levels or on the same terms. Because the Company relies on its ability to draw on its revolving credit facility to support its operations when required, any volatility in the credit and financial markets that prevents the Company from accessing funds (for example, a lender that does not fulfill its lending obligation) could have an adverse effect on the Company’s financial condition and cash flows. Additionally, the Company’s credit agreements generally include an increase in borrowing rates if the Company’s credit profile deteriorates. Furthermore, the Company incurs interest under its revolving credit facility based on floating rates. Floating rate debt creates higher debt service requirements if market interest rates increase, as has been the case in connection with the U.S. Federal Reserve’s interest rate increases in 2022, which could adversely affect the Company’s cash flow and results of operations. Disruptions to the credit markets as a result of macroeconomic, geopolitical, or financial market developments could increase the Company’s cost of capital and limit the Company’s access to capital.

Failure to comply with certain restrictive financial covenants contained in the Company’s credit facilities could preclude the payment of dividends, impose restrictions on the Company’s business segments, capital resources or other activities or otherwise adversely affect the Company.

The Company’s credit facilities contain certain restrictive financial covenants, the most restrictive of which include a maximum ratio of debt to earnings before interest, taxes, depreciation and amortization (“EBITDA”), a minimum ratio of EBITDA to interest expense, certain prohibitions on additional priority debt and the maintenance of minimum shareholders’ equity. If the Company does not maintain these and other required covenants, and a breach of such covenants is not cured timely or waived by the lenders, resulting in a default, the Company’s access to credit may be limited or terminated, dividends may be suspended, and the lenders could declare any outstanding amounts due and payable. The Company’s continued ability to borrow under its credit facilities is subject to compliance with these financial and other non-financial covenants.

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

The Company, including its vessels and terminals, is subject to numerous federal, state and local laws and regulations, including those related to safety, cabotage, equipment standards and government rates. In addition, the Company is subject to environmental laws and regulations, including those relating to air quality initiatives at port locations; air emissions; use of shore power at California ports; wastewater discharges; management of storm water; the transportation, handling and disposal of solid and hazardous materials, oil and oil related products, hazardous substances and wastes; the investigation and remediation of contamination; health, safety and the protection of the environment and natural resources; and climate change, including any regulations, mandates or restrictions related to GHG emissions, such as a “cap and trade” system of allowances and credits, and energy use. Any changes in applicable laws and regulations, including their enforcement, interpretation or implementation that results in more stringent requirements than currently anticipated, as well as any new laws and regulations that are adopted could impose significant additional costs and limitations on the Company’s ability to operate. Mitigation strategies or contingency plans to remain in compliance with applicable laws and regulations may be unsuccessful, result in additional costs or experience delays. Such costs may not be recoverable through increased payments from customers. For a discussion of specific laws and regulations, see Part I, Item 1 of this Annual Report.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

Matson leases terminal facilities including berth, yard, office and storage spaces. Material terminal facilities used by the Company’s Ocean Transportation segment include the following locations:

Terminal Location	Acreage
Honolulu, Hawaii	105
Anchorage, Alaska	38
Dutch Harbor, Alaska	18
Kodiak, Alaska	6
Tacoma, Washington	15
Polaris Point, Guam	30

The Company’s other primary terminal facilities located at the ports of Oakland and Long Beach, California, and Tacoma, Washington are leased by SSAT.

Other material facilities used by both of the Company’s segments include the following:

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

In accordance with SEC rules, with respect to administrative or judicial proceedings involving the environment, the Company has determined that it will disclose any such proceeding if it reasonably believes such proceeding will result in monetary sanctions, exclusive of interest and costs, at or in excess of $1 million. The Company believes that such threshold is reasonably designed to result in disclosure of environmental proceedings that are material to its business or financial condition.

On November 10, 2021, the California Air Resources Board (“CARB”) issued a Notice of Violation (the “NOV”) to Matson for alleged violations of the Airborne Toxic Control Measure for Auxiliary Diesel Engines Operated on Ocean-Going Vessels At-Berth in a California Port pursuant to California Code of Regulations, title 17, section 93118.3. CARB regulations require that a company’s fleet plug into shore power for at least 80 percent of visits at California ports and reduce auxiliary engine power generation by at least 80 percent. The NOV alleges that Matson’s fleet did not meet the 80 percent thresholds during visits to the Port of Long Beach in 2020. The violations were alleged to have been incurred by chartered vessels in the CLX+ service. These chartered vessels were not outfitted with alternative maritime power (“AMP”) capability which would have allowed them to plug into the shore power grid and shut down the vessel diesel generators when at dock. The Company has presented mitigating factors for consideration in settlement discussions with CARB as well as plans to achieve compliance. Although potential penalties for 2020, 2021 and 2022 violations could, in the aggregate, reasonably be expected to exceed $1 million, they are not expected to be material to the Company’s financial condition, results of operations, or cash flows.

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

ITEM 4. MINE SAFETY DISCLOSURES

Not Applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

General Information: Matson’s common stock is traded on the New York Stock Exchange under the ticker symbol “MATX”. As of February 17, 2023, there were 2,021 shareholders of record of Matson common stock.

Stockholder Return Performance Graph and Trading Information: The following information in this Item 5 shall not be deemed filed for purposes of Section 18 of the Securities Exchange Act of 1934, nor shall it be deemed incorporated by reference in any filing under the Securities Act of 1933.

The cumulative total return listed below assumed an initial investment of $100 and reinvestment of dividends at each fiscal end and measures the performance of this investment as of the last trading day in the month of December for each of the five years ended December 31, 2022. The graph is a historical representation of past performance only and is not necessarily indicative of future performance.

*	$100 invested on December 31, 2017 in stock or index, including reinvestment of dividends.

Trading volume averaged 431,336 shares a day in 2022, compared with 291,899 shares a day in 2021 and 234,930 shares a day in 2020, as reported by the New York Stock Exchange.

Dividends: Dividends declared per share of common stock by the Company for each fiscal quarter during 2022, 2021 and 2020 were as follows:

Dividends Declared	2022	2021	2020
First Quarter	$0.30	$0.23	$0.22
Second Quarter	$0.30	$0.23	$0.22
Third Quarter	$0.31	$0.30	$0.23
Fourth Quarter	$0.31	$0.30	$0.23
Total	$1.22	$1.06	$0.90

Matson’s Board of Directors also declared a cash dividend of $0.31 per share for the first quarter 2023, payable on March 2, 2023 to shareholders of record on February 9, 2023. Although Matson expects to continue paying quarterly cash dividends on its common stock, the declaration and payment of dividends are subject to the discretion of the Board of Directors and will depend upon Matson’s financial condition, results of operations, cash requirements and other factors deemed relevant by the Board of Directors.

Share Repurchases: The following is a summary of Matson common stock repurchased by the Company during the three months ended December 31, 2022:

			Total Number of	Maximum Number
			Shares Purchased	of Shares that May
	Total Number of		as Part of Publicly	Be Purchased
	Shares	Average Price	Announced Plans or	Under the Plans or
Period	Purchased	Paid Per Share	Programs (1)	Programs
October 1 – 31, 2022	768,161	$68.80	768,161	2,291,571
November 1 – 30, 2022	406,200	$66.85	406,200	1,885,371
December 1 – 31, 2022	352,000	$62.05	352,000	1,533,371
Total	1,526,361	$66.72	1,526,361
(1)	On June 24, 2021, the Company announced that Matson’s Board of Directors had approved a share repurchase program of up to 3.0 million shares of common stock from August 3, 2021 through August 2, 2024. On January 27, 2022, the Company’s Board of Directors approved an addition of 3.0 million shares to the Company’s existing share repurchase program. On August 23, 2022, the Company’s Board of Directors approved an addition of 3.0 million shares to the Company’s existing share repurchase program. Shares will be repurchased in the open market from time to time, and may be made pursuant to a trading plan in accordance with Rule 10b5-1 of the Security Exchange Act of 1934.

ITEM 6. REMOVED AND RESERVED

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS AND RISK FACTORS

The Company, from time to time, may make or may have made certain forward-looking statements, whether orally or in writing, such as forecasts and projections of the Company’s future performance or statements of management’s plans and objectives. These statements are “forward-looking” statements as that term is defined in the Private Securities Litigation Reform Act of 1995. Such forward-looking statements may be contained in, among other things, SEC filings such as Forms 10-K, 10-Q and 8-K, the Annual Report to Shareholders, press releases made by the Company, the Company’s Internet websites (including websites of its subsidiaries), and oral statements made by the officers of the Company. Except for historical information contained in these written or oral communications, such communications contain forward-looking statements. These include, for example, all references to 2023 or future years. New risk factors emerge from time to time and it is not possible for the Company to predict all such risk factors, nor can it assess the impact of all such risk factors on the Company’s business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements. Accordingly, forward-looking statements cannot be relied upon as a guarantee of future results and involve a number of risks and uncertainties that could cause actual results to differ materially from those projected in the statements, including but not limited to the factors that are described in Part I, Item 1A under the caption of “Risk Factors” of this Form 10-K, which section is incorporated herein by reference. The Company is not required, and undertakes no obligation, to revise or update forward-looking statements or any factors that may affect actual results, whether as a result of new information, future events, or circumstances occurring after the date of this report.

OVERVIEW

Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is designed to provide a discussion of the Company’s financial condition, results of operations, liquidity and certain other factors that may affect its future results from the perspective of management. The discussion that follows is intended to provide information that will assist in understanding the changes in the Company’s Consolidated Financial Statements from year to year, the primary factors that accounted for those changes, and how certain accounting principles, policies and estimates affect the Company’s Consolidated Financial Statements. MD&A is provided as a supplement to the Consolidated Financial Statements and the accompanying notes to the Consolidated Financial Statements in Item 8 of Part II below, and should be read in conjunction with the Company’s Annual Reports on Form 10-K and other reports on Forms 10-Q and 8-K, and other publicly available information. Discussion and analysis of the financial condition and results of operations of Matson for the years ended December 31, 2021 and 2020 can be found in Part II, Item 7 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2021, filed with the SEC on February 25, 2022.

MD&A is presented in the following sections:

◾	Historical Financial Information
◾	Fourth Quarter 2022 Discussion and Update on Business Conditions
◾	Consolidated Results of Operations
◾	Analysis of Operating Revenue and Income by Segment
◾	Liquidity and Capital Resources
◾	Commitments, Contingencies and Off-Balance Sheet Arrangements
◾	Critical Accounting Estimates

HISTORICAL FINANCIAL INFORMATION

The comparative selected financial information of the Company is presented for each of the five years in the period ended December 31, 2022. The information should be read in conjunction with Item 8, “Financial Statements and Supplementary Data.” All fiscal years include 52 weeks, except for the year ended December 31, 2021 which includes 53 weeks (a description of the Company’s fiscal year is included in Note 2 to the Consolidated Financial Statements in Item 8 of Part II below):

(In millions, except per share amounts)	2022	2021	2020	2019	2018
Operating Revenue:
Ocean Transportation	$3,544.6	$3,132.8	$1,853.9	$1,666.6	$1,641.3
Logistics	798.4	792.5	529.4	536.5	581.5
Total Operating Revenue	$4,343.0	$3,925.3	$2,383.3	$2,203.1	$2,222.8

Operating and Net Income:
Ocean Transportation (1)	$1,281.2	$1,137.7	$244.8	$90.8	$131.1
Logistics	72.4	49.8	35.5	38.3	32.7
Total Operating Income	1,353.6	1,187.5	280.3	129.1	163.8
Interest income	8.2	—	—	—	—
Interest expense	(18.0)	(22.6)	(27.4)	(22.5)	(18.7)
Other income (expense), net	8.5	6.4	6.1	1.2	2.6
Income before Taxes	1,352.3	1,171.3	259.0	107.8	147.7
Income taxes (2)	(288.4)	(243.9)	(65.9)	(25.1)	(38.7)
Net Income	$1,063.9	$927.4	$193.1	$82.7	$109.0

Capital Expenditures:
Ocean Transportation	$190.9	$322.4	$190.0	$294.5	$385.4
Logistics	18.4	2.9	2.3	15.8	15.8
Total Capital Expenditures	$209.3	$325.3	$192.3	$310.3	$401.2

Depreciation and Amortization:
Ocean Transportation	$133.2	$128.6	$107.4	$93.6	$87.0
Logistics	8.1	7.3	7.5	6.8	7.4
	141.3	135.9	114.9	100.4	94.4
Deferred Dry-docking Amortization — Ocean Transportation	24.9	24.3	25.1	34.3	37.4
Total Depreciation and Amortization	$166.2	$160.2	$140.0	$134.7	$131.8

Earnings Per Share in Net Income:
Basic	$27.28	$21.67	$4.48	$1.93	$2.55
Diluted	$27.07	$21.47	$4.44	$1.91	$2.53

Cash dividends per share declared	$1.22	$1.06	$0.90	$0.86	$0.82

As of December 31:
Cash and cash equivalents	$249.8	$282.4	$14.4	$21.2	$19.6
Capital Construction Fund (3)	$518.2	$—	$—	$—	$—
Total Debt (before deferred loan fees deduction) (4)	$517.5	$629.0	$760.1	$958.4	$856.4
Total Shareholders' equity	$2,296.9	$1,667.4	$961.2	$805.7	$755.3
Shares outstanding	36.3	41.0	43.2	42.9	42.7
(1)	The Ocean Transportation segment includes $83.1 million, $56.3 million, $26.3 million, $20.8 million and $36.8 million of equity in income from the Company’s investment in SSAT for 2022, 2021, 2020, 2019 and 2018, respectively.
(2)	Income taxes for the years ended December 31, 2019 and 2018 include a non-cash income tax (expense)/benefit of $2.9 million and $(2.9) million, respectively, related to the remeasurement of the Company’s deferred assets and liabilities and other discrete adjustments as a result of applying the Tax Cut and Jobs Act of 2017.
(3)	The Company’s Capital Construction Fund is described in Note 7 to the Consolidated Financial Statements in Item 8 of Part II.
(4)	The Company’s debt is described in Note 8 to the Consolidated Financial Statements in Item 8 of Part II.

FOURTH QUARTER 2022 DISCUSSION AND UPDATE ON BUSINESS CONDITIONS

Ocean Transportation: The Company’s container volume in the Hawaii service in the fourth quarter 2022 was 13.0 percent lower year-over-year. The decrease was primarily due to (i) lower retail- and hospitality-related demand compared to elevated pandemic levels in the year ago period and (ii) one less week. During the quarter, the Company saw retail customers continue to manage inventories to weaker consumer demand levels despite continued improvement in the Hawaii economy supported by a low unemployment rate and relatively strong tourist arrivals, including a modest improvement in international tourist trends. In the near-term, Matson expects economic growth in Hawaii supported by continued strength in tourism and a low unemployment rate, but there are negative trends as a result of higher inflation, higher interest rates and the end of the pandemic-era stimulus helping personal income that creates uncertainty in the economic growth trajectory.

In China, the Company’s container volume in the fourth quarter 2022 decreased 47.2 percent year-over-year. The decrease was primarily due to (i) lower demand for the CLX and CLX+ services, (ii) the discontinuation of the CCX service in the third quarter 2022 and (iii) one less week. Matson continued to realize a significant rate premium over the Shanghai Containerized Freight Index (“SCFI”) in the fourth quarter 2022 but achieved average freight rates that were lower than in the year ago period. Currently in the Transpacific marketplace, business conditions remain challenging as retailers continue to right-size inventories amid weakening consumer demand, increasing interest rates and economic uncertainty. As such, the Company expects its CLX and CLX+ services in the first quarter and first half of the year to reflect freight demand levels below normalized conditions with lower year-over-year volumes and a lower rate environment. Absent an economic “hard landing” in the U.S., Matson expects improved trade dynamics in the second half of 2023 as the Transpacific marketplace transitions to a more normalized level of demand. Regardless of the economic environment, Matson operates the two fastest and most reliable ocean services and, as a result, the Company expects to continue to earn a significant rate premium to the SCFI.

In Guam, the Company’s container volume in the fourth quarter 2022 decreased 14.0 percent year-over-year primarily due to lower retail-related demand. In the near-term, the Company expects continued improvement in the Guam economy with increasing tourism and a low unemployment rate, but there are negative trends as a result of higher inflation, higher interest rates and the end of the pandemic-era stimulus helping personal income that creates uncertainty in the economic growth trajectory.

In Alaska, the Company’s container volume for the fourth quarter 2022 decreased 7.7 percent year-over-year due to (i) lower northbound volume primarily due to one less sailing and one less week and (ii) lower southbound volume primarily due to lower domestic seafood volume and one less week, partially offset by higher export seafood volume from Alaska-Asia Express (“AAX”). In the near-term, the Company expects the Alaska economy to benefit from low unemployment and increased energy-related exploration and production activity as a result of elevated oil prices, but there are negative trends as a result of higher inflation, higher interest rates and the end of the pandemic-era stimulus helping personal income that creates uncertainty in the economic growth trajectory.

The contribution in the fourth quarter 2022 from the Company’s SSAT joint venture investment was $1.0 million, or $20.3 million lower than the fourth quarter 2021. The decrease was primarily driven by lower other terminal revenue, lower lift volume and higher operating costs.

Logistics: In the fourth quarter 2022, operating income for the Company’s Logistics segment was $12.8 million, or $2.0 million lower compared to the level achieved in the fourth quarter 2021. The decrease was primarily due to a lower contribution from supply chain management consistent with lower demand in the Transpacific tradelane.

CONSOLIDATED RESULTS OF OPERATIONS

The following analysis of the financial results of operations of Matson for the years ended December 31, 2022 and 2021 should be read in conjunction with the Consolidated Financial Statements in Item 8 of Part II below.

Consolidated Results: 2022 compared with 2021:

	Years Ended December 31,
(Dollars in millions, except per share amounts)	2022	2021	Change
Operating revenue	$4,343.0	$3,925.3	$417.7	10.6%
Operating costs and expenses	(2,989.4)	(2,737.8)	(251.6)	9.2%
Operating income	1,353.6	1,187.5	166.1	14.0%
Interest income	8.2	—	8.2	100.0%
Interest expense	(18.0)	(22.6)	4.6	(20.4)%
Other income (expense), net	8.5	6.4	2.1	32.8%
Income before taxes	1,352.3	1,171.3	181.0	15.5%
Income taxes	(288.4)	(243.9)	(44.5)	18.2%
Net income	$1,063.9	$927.4	$136.5	14.7%
Basic earnings per share	$27.28	$21.67	$5.61	25.9%
Diluted earnings per share	$27.07	$21.47	$5.60	26.1%

Fiscal Year: Fiscal years ended December 31, 2022 and 2021 include 52 and 53 weeks, respectively.

Consolidated Operating Revenue for the year ended December 31, 2022 increased $417.7 million, or 10.6 percent, compared to the prior year. The increase was due to an increase in Ocean Transportation revenue of $411.8 million and an increase in Logistics revenue of $5.9 million.

Operating Costs and Expenses for the year ended December 31, 2022 increased $251.6 million, or 9.2 percent, compared to the prior year. The increase was due to an increase in Ocean Transportation operating costs and expenses of $268.3 million, partially offset by a decrease in Logistics operating costs and expenses of $16.7 million.

Operating Income for the year ended December 31, 2022 increased $166.1 million, or 14.0 percent, compared to the prior year. The increase was due to an increase in Ocean Transportation operating income of $143.5 million and an increase in Logistics operating income of $22.6 million.

The reasons for changes in operating revenue, operating costs and expenses, and operating income are described below, by business segment, in “Analysis of Operating Revenue and Income by Segment.”

Interest Income was $8.2 million for the year ended December 31, 2022 and was due to amounts on deposit in cash and cash equivalent accounts, and cash on deposit within the Capital Construction Fund that were invested in interest bearing accounts during the year ended December 31, 2022. Interest income for the year ended December 31, 2021 was nominal.

Interest Expense was $18.0 million for the year ended December 31, 2022, compared to $22.6 million in the prior year. The decrease in interest expense was due to lower outstanding debt during the year ended December 31, 2022, compared to the prior year.

Other Income (Expense), net was $8.5 million for the year ended December 31, 2022, compared to $6.4 million in the prior year, and relates to the amortization of certain components of net periodic benefit costs or gains related to the Company’s pension and post-retirement plans. The increase in Other income (expense) was due to favorable adjustments reflected in the Company’s pension and post-retirement plan liabilities during the year ended December 31, 2021.

Income Taxes for the year ended December 31, 2022 were $288.4 million, or 21.3 percent of income before income taxes, compared to $243.9 million, or 20.8 percent of income before income taxes in the prior year. The 2021 income tax rate benefited from certain discrete tax adjustments that lowered the effective tax rate in the prior year.

Net Income during the year ended December 31, 2022 increased $136.5 million, or 14.7 percent, to $1,063.9 million for the year ended December 31, 2022, compared to the prior year.

ANALYSIS OF OPERATING REVENUE AND INCOME BY SEGMENT

The following analysis of operating revenue and income by segment for the years ended December 31, 2022 and 2021 should be read in conjunction with the Company’s reportable segments information included in Note 3 to the Consolidated Financial Statements in Item 8 of Part II.

Ocean Transportation: 2022 compared with 2021:

	Years Ended December 31,
(Dollars in millions)	2022	2021	Change
Ocean Transportation revenue	$3,544.6	$3,132.8	$411.8	13.1%
Operating costs and expenses	(2,263.4)	(1,995.1)	(268.3)	13.4%
Operating income	$1,281.2	$1,137.7	$143.5	12.6%
Operating income margin	36.1%	36.3%

Volume (Forty-foot equivalent units (FEU), except for automobiles) (1)
Hawaii containers	148,500	157,600	(9,100)	(5.8)%
Hawaii automobiles	41,300	46,600	(5,300)	(11.4)%
Alaska containers	84,900	78,200	6,700	8.6%
China containers	163,100	184,800	(21,700)	(11.7)%
Guam containers	21,100	21,900	(800)	(3.7)%
Other containers (2)	22,500	20,200	2,300	11.4%
(1)	Approximate volumes included for the period are based on the voyage departure date, but revenue and operating income are adjusted to reflect the percentage of revenue and operating income earned during the reporting period for voyages in transit at the end of each reporting period.
(2)	Includes containers from services in various islands in Micronesia and the South Pacific, and Okinawa, Japan.

Ocean Transportation revenue increased $411.8 million, or 13.1 percent, during the year ended December 31, 2022, compared with the year ended December 31, 2021. The increase was primarily due to higher average freight rates in China, higher fuel-related surcharge revenue and higher volume in Alaska, partially offset by lower volume in China and Hawaii.

On a year-over-year FEU basis, Hawaii container volume decreased 5.8 percent primarily due to lower retail-related demand and one less week; Alaska volume increased 8.6 percent due to (i) higher export seafood volume from AAX, (ii) higher northbound volume primarily due to higher retail-related demand and volume related to a competitor’s dry-docking, partially offset by one less week and (iii) higher southbound volume primarily due to higher domestic seafood volume; China volume was 11.7 percent lower primarily due to (a) lower demand for the CLX and CLX+ services and (b) one less week, partially offset by incremental volume on the CCX service; Guam volume decreased 3.7 percent primarily due to lower retail-related volume; and Other containers volume increased 11.4  percent.

Ocean Transportation operating income increased $143.5 million during the year ended December 31, 2022, compared with the year ended December 31, 2021. The increase was primarily due to higher freight rates in China and a higher contribution from SSAT, partially offset by lower volume in China, higher operating costs and expenses (including fuel-related expenses) primarily due to the CLX+ service and higher terminal handling costs.

The Company’s SSAT terminal joint venture investment contributed $83.1 million during the year ended December 31, 2022, compared to a contribution of $56.3 million during the year ended December 31, 2021. The increase was primarily driven by higher other terminal revenue.

Logistics: 2022 compared with 2021:

	Years Ended December 31,
(Dollars in millions)	2022	2021	Change
Logistics revenue	$798.4	$792.5	$5.9	0.7%
Operating costs and expenses	(726.0)	(742.7)	16.7	(2.2)%
Operating income	$72.4	$49.8	$22.6	45.4%
Operating income margin	9.1%	6.3%

Logistics revenue increased $5.9 million, or 0.7 percent, during the year ended December 31, 2022, compared with the year ended December 31, 2021. The increase was primarily due to higher revenue in freight forwarding, supply chain management and warehousing, partially offset by lower transportation brokerage revenue.

Logistics operating income increased $22.6 million, or 45.4 percent, during the year ended December 31, 2022, compared with the year ended December 31, 2021. The increase was primarily due to higher contributions from transportation brokerage and freight forwarding.

LIQUIDITY AND CAPITAL RESOURCES

The Company’s primary sources of liquidity are its cash flows generated from operating activities and its debt. Sources of liquidity available to the Company as of December 31, 2022 compared to December 31, 2021, were as follows:

Cash and Cash Equivalents, Restricted Cash and Accounts Receivable: Cash and cash equivalents, restricted cash and accounts receivable, net, as of December 31, 2022 and 2021 were as follows:

	As of December 31,
(In millions)	2022	2021	Change
Cash and cash equivalents	$249.8	$282.4	$(32.6)
Restricted cash	$3.9	$5.3	$(1.4)
Accounts receivable, net (1)	$268.5	$343.7	$(75.2)
(1)	Eligible accounts receivable of $9.9 million and $9.8 million at December 31, 2022 and 2021, respectively, were assigned to the CCF. For additional information on the CCF, see Note 7 to the Consolidated Financial Statements.

Changes in the Company’s cash, cash equivalents and restricted cash for the years ended December 31, 2022, 2021 and 2020 were as follows:

	As of December 31,
				Change
(In millions)	2022	2021	2020	2022-2021	2021-2020
Net cash provided by operating activities (1)	$1,271.9	$984.1	$429.8	$287.8	$554.3
Net cash used in investing activities (2)	(729.3)	(323.4)	(177.0)	(405.9)	(146.4)
Net cash used in financing activities (3)	(576.6)	(392.7)	(261.5)	(183.9)	(131.2)
Net (decrease) increase in cash, cash equivalents and restricted cash	(34.0)	268.0	(8.7)	(302.0)	276.7
Cash, cash equivalents and restricted cash, beginning of the period	287.7	19.7	28.4	268.0	(8.7)
Cash, cash equivalents and restricted cash, end of the period	$253.7	$287.7	$19.7	$(34.0)	$268.0

(1)	Changes in Net Cash Provided by Operating Activities: Changes in net cash provided by operating activities for the years ended December 31, 2022, 2021 and 2020 were as follows:

	Change
(In millions)	2022-2021	2021-2020
Net income	$136.5	$734.3
Non-cash depreciation and amortization	5.4	21.0
Deferred income taxes	57.0	(18.9)
Other non-cash related changes, net	(1.7)	(3.1)
Income and distributions from SSAT, net	(26.4)	(38.5)
Accounts receivable, net	164.9	(42.3)
Prepaid expenses and other assets	2.9	(70.0)
Accounts payable, accruals and other liabilities	(71.3)	(5.2)
Operating lease liabilities	(54.4)	(23.8)
Non-cash amortization of operating lease right of use assets	49.7	28.5
Deferred dry-docking payments	10.6	(19.5)
Non-cash deferred dry-docking amortization	0.6	(0.8)
Other long-term liabilities	14.0	(7.4)
Total	$287.8	$554.3

Income from SSAT was $83.1 million for the year ended December 31, 2022, compared to $56.3 million in the prior year. The increase in income from SSAT was primarily due to higher operating profits generated by SSAT during the year ended December 31, 2022, compared to the prior year. Cash distributions from SSAT were $47.3 million for the year ended December 31, 2022, compared to $46.9 million in the prior year. Cash distributions from SSAT are dependent on the level of cash available for distribution after SSAT’s operational and capital needs. Changes in accounts receivable were primarily due to lower accounts receivables outstanding at the end of December 31, 2022, due to lower revenue at the end of the year as compared to prior year, and the timing of collections associated with those receivables. Changes in prepaid expenses and other assets were primarily due to increased prepaid fuel, insurance and other operating related costs, primarily due to an increase in the cost for such expenses, and prepaid income taxes primarily due to the use of the CCF fund during the year ended December 31, 2022, compared to the prior year. Changes in accounts payable, accruals and other liabilities were primarily due to a decrease in operating activity resulting in a reduction of operating costs and the timing of payments associated with those liabilities. Changes in operating lease liabilities were primarily due to new operating lease additions partially offset by operating leases that expired during the year ended December 31, 2022. Deferred dry-docking payments were $25.7 million for the year ended December 31, 2022, compared to $36.3 million in the prior year. The decrease in deferred dry-docking payments was due to a decrease in vessel dry-dock related activities during the year ended December 31, 2022, compared to the prior year.

(2)	Changes in Net Cash Used in Investing Activities: Changes in net cash used in investing activities for the years ended December 31, 2022, 2021 and 2020 were as follows:

	Change
(In millions)	2022-2021	2021-2020
Cash deposits into CCF	$(551.6)	$101.2
Withdrawals from CCF	33.4	(101.2)
Capitalized vessel construction expenditures	(47.5)	72.9
Other capital expenditures	163.5	(205.9)
Proceeds from disposal of property and equipment, net, and other	(3.7)	(13.4)
Total	$(405.9)	$(146.4)

Capitalized vessel construction expenditures was $62.4 million for the year ended December 31, 2022, compared to $14.9 million in the prior year. The increase in capitalized vessel construction expenditures (including cash and interest deposited into the CCF less cash withdrawals from the CCF which are used for vessel construction related payments) was due to the commencement of the Company’s new fleet renewal program in 2022. Capitalized vessel construction expenditures incurred in 2022 related to milestone payments on the construction of three new vessels and the construction of a new flat-deck barge. Other capital expenditures (excluding capitalized vessel construction expenditures) was $146.9 million for the year ended December 31, 2022, compared to $310.4 million for the prior year. Other capital expenditures during the year ended December 31, 2021 included the purchase of additional containers, chassis and other terminal equipment to support the increase in the Company’s operational activities, and the repurchase of Maunalei vessel for $95.8 million.

(3)	Changes in Net Cash Used in Financing Activities: Changes in net cash used in financing activities for the years ended December 31, 2022, 2021 and 2020 were as follows:

	Change
(In millions)	2022-2021	2021-2020
Repurchase of Matson common stock	$(198.7)	$(198.3)
Proceeds received from issuance of fixed interest debt	—	(325.5)
Repayments of fixed interest debt	(52.2)	157.2
Repayments and borrowings under revolving credit facility, net	71.8	235.5
Withholding tax related to net share settlements of restricted stock units	(5.7)	(8.8)
Payment of financing costs	3.0	15.5
Dividends paid	(2.1)	(6.7)
Change in other payments, net	—	(0.1)
Total	$(183.9)	$(131.2)

The Company paid $397.0 million to repurchase common stock during the year ended December 31, 2022, compared to $198.3 million in the prior year. The Company did not issue any new fixed interest debt during the years ended December 31, 2022 and 2021. The Company paid $111.5 million of prepaid and scheduled fixed interest debt principal payments, compared to $59.3 million of scheduled principal payments paid during the prior year. During the year ended December 31, 2021, the Company paid $71.8 million, net to fully repay the Company’s revolving credit facility. There were no borrowings under the revolving credit facility during the year ended December 31, 2022.

Capital Construction Fund: The Company utilizes its CCF to fund milestone payments for the construction of new vessels. The Company’s CCF is described in Note 7 to the Consolidated Financial Statements. Cash on deposit in the CCF and assigned accounts receivable as of December 31, 2022 and 2021 is as follows:

	As of December 31,
(In millions)	2022	2021
Capital Construction Fund:
Cash on deposit	$518.2	$—
Assigned accounts receivables	$9.9	$9.8

During the years ended December 31, 2022 and 2021, the Company deposited $582.8 million and $31.2 million into the CCF, respectively. During the years ended December 31, 2022 and 2021, the Company made withdrawals of $64.6 million and $31.2 million out of the CCF, respectively, which were used to make milestone payments for the construction of new vessels. Cash on deposit in the CCF is held in short term U.S. Treasury Obligation Funds and classified as a long-term asset in the Company’s Consolidated Balance Sheets, as the Company intends to use qualified cash withdrawals from the CCF to fund long-term investments in the construction of new vessels. Assigned accounts receivable in the CCF are classified as part of accounts receivable in the Consolidated Balance Sheets due to the nature of the assignment.

On February 17, 2023, the Company pledged an additional $200.0 million of eligible accounts receivables to the CCF, and deposited an additional $100.0 million of cash into the CCF.

Debt: The Company utilizes a mix of fixed and variable debt for liquidity and to fund the Company’s operations. Total debt as of December 31, 2022 and 2021 is as follows:

	As of December 31,
(In millions)	2022	2021	Change
Fixed interest debt	$517.5	$629.0	$(111.5)
Total Debt	$517.5	$629.0	$(111.5)

Total debt decreased by $111.5 million during the year ended December 31, 2022 compared to the prior year. The decrease in fixed interest debt was due to the prepayment of $50.4 million of outstanding principal of private placement term loans and scheduled debt repayments of private placement term loans and Title XI debt made during the year ended December 31, 2022.

As of December 31, 2022, the Company had $642.1 million of unused capacity under the revolving credit facility, with a maturity date of March 31, 2026. The Company’s debt is described in Note 8 to the Consolidated Financial Statements in Item 8 of Part II.

On January 27, 2023, the Company prepaid $14.3 million of outstanding principal on the Maunawili Title XI Bonds representing all of the remaining outstanding principal for this bond. The Company is also expecting to prepay the outstanding principal of approximately $12.1 million Manukai Title XI Bonds in March 2023, representing all of the estimated outstanding principal for this bond. The Company’s Title XI Bonds are described in Note 8 to the Consolidated Financial Statements in Item 8 of Part II below.

Working Capital: The Company had a working capital surplus of $178.0 million at December 31, 2022, compared to a working capital surplus of $92.1 million at December 31, 2021. Working capital is primarily impacted by the amount of net cash provided by operating activities, the amount of capital expenditures, the amount and timing of collections associated with accounts receivable, prepaid expenses and other assets, and by the amount and timing of payments associated with accounts payable, accruals, income taxes, debt and other liabilities. The increase in the Company’s working capital surplus during the year ended December 31, 2022 was due to the increase in cash provided by operating activities.

Capital Expenditures: The Company expects to make the following capital expenditures during the years ending December 31, 2023, 2024 and 2025:

Expected Capital Expenditures (in millions)	2023	2024	2025
New vessel construction milestone payments and related costs	$55	$75	$360
LNG installations and reengining on existing vessels	$60 - $65	$50 - $55	-
Maintenance and other capital expenditures	$80 - $90	$80 - $90	$80 - $90
Total Estimated Capital Expenditures	$195 - $210	$205 - $220	$440 - $450

New vessel construction milestone payments and related costs are for the Company’s new vessel program for the construction of three new vessels at a cost of approximately $1.0 billion with expected delivery dates during the fourth quarter of 2026, the second quarter of 2027 and the fourth quarter of 2027. Future milestone payments are expected to be financed with cash currently on deposit in the Company’s CCF, cash and cash equivalents on the Consolidated Balance Sheets and through cash flows generated from future operations, borrowings available under the Company’s unsecured revolving credit facility or additional debt financings.

LNG installations on existing vessels includes capital expenditures for the installation of tanks, piping and cryogenic equipment on existing Aloha Class vessels so that they can operate on LNG and conventional fuels. The LNG installation project on Daniel K. Inouye has begun and work on Kaimana Hila is currently scheduled to begin during the second quarter of 2024. Each installation is expected to cost approximately $35 million. Additionally, the Company plans to begin reengining Manukai to operate on LNG and conventional fuels during the second quarter of 2023 at a total cost of approximately $60 million.

Maintenance and other capital expenditures include amounts that the Company expects to spend on various capital projects including capital expenditures related to the second and third phase of its program to modernize and renovate its terminal facility at Sand Island, Honolulu, Hawaii, repurchases of leased equipment, vessel maintenance and annual equipment purchases to support the Company’s operations.

Repurchase of Shares: During the year ended December 31, 2022, the Company repurchased approximately 5.0 million shares for a total cost of $397.0 million. The maximum remaining number of shares that may be repurchased under the Company’s stock repurchase program was 1,533,371 shares at December 31, 2022.

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

Long-lived Assets and Finite-lived Intangible Assets: Long-lived assets and finite-lived intangible assets are grouped at the lowest level for which identifiable cash flows are available. In evaluating for impairment, the estimated future undiscounted cash flows generated by each of these asset groups are compared with the carrying value recorded for each asset group to determine if its carrying value is recoverable. If this review determines that the amount recorded will not be recovered, the amount recorded for the asset group is reduced to its estimated fair value. These asset impairment analyses are highly subjective because they require management to make assumptions and apply considerable judgments to, among other things, estimates of the timing and amount of future cash flows, expected useful lives of the assets, potential impact of future events, including changes in economic conditions and operating performance, and future costs of maintenance and improvements of the assets. If management uses different assumptions or if different conditions occur in future periods, the Company’s financial condition or its future operating results could be materially impacted. The Company has evaluated its long-lived assets and finite-lived intangible assets for impairment and determined that there was no impairment for the years ended December 31, 2022, 2021 and 2020.

Indefinite-life Intangible Assets and Goodwill: The Company’s intangible assets include goodwill, customer relationships and a trade name, and are grouped at the lowest level reporting unit for which identifiable cash flows are available. In estimating the fair value of a reporting unit, the Company uses a combination of a discounted cash flow model and fair value based on market multiples of earnings before interest, income taxes, depreciation and amortization (“EBITDA”). The discounted cash flow approach requires the Company to use a number of assumptions, including market factors specific to the business, the amount and timing of estimated future cash flows generated by the business over an extended period of time, long-term growth rates for the business, and a discount rate that considers the risks related to the amount and timing of the cash flows. Although the assumptions used by the Company in its discounted cash flow model are consistent with the assumptions the Company used to generate its internal strategic plans and forecasts, significant judgment is required to estimate the amount and timing of future cash flows from the reporting unit and the risk of achieving those cash flows. When using market multiples of EBITDA, the Company makes judgments about the comparability of multiples in closed and proposed transactions. Accordingly, changes in assumptions and estimates, including, but not limited to, changes driven by external factors, such as industry and economic trends, and those driven by internal factors, such as changes in the Company’s business strategy and its internal forecasts, could have a material effect on the Company’s financial condition or its future operating results. The Company has evaluated its indefinite-life intangible assets and goodwill for impairment and determined that there was no impairment for the years ended December 31, 2022, 2021 and 2020.

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

When estimating its reserves for retained risks and related liabilities, the Company considers a number of factors, including historical claims experience, demographic factors, current trends, and analyses provided by independent third parties. Periodically, management reviews its assumptions and estimates used to determine the adequacy of the Company’s reserves for retained risks and other related liabilities. The Company’s retained risks and other related liabilities contain uncertainties because management is required to apply judgment and make long-term assumptions to estimate the ultimate cost to settle reported claims, and of claims incurred but not reported, as of the balance sheet date. Insurance related liabilities were $45.4 million and $35.9 million at December 31, 2022 and 2021, respectively. The Company’s estimate of insurance related liabilities could change if management uses different assumptions or if different conditions occur in future periods, however the Company does not expect any such change would have a material impact on the Company’s financial condition and results of operations.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Debt and Interest Rate Risks: The Company is exposed to changes in interest rates, primarily as a result of its borrowing and investing activities used to maintain liquidity and to fund business operations, including borrowings under its revolving credit facility, private placement term loans and Title XI debt. In order to manage its exposure to changes in interest rates, the Company utilizes a balanced mix of both fixed-rate and variable-rate debt with various maturity dates. The nature and amount of the Company’s outstanding debt are expected to fluctuate as a result of future business requirements, market conditions and other factors.

Other than in certain events of default, the Company is not obligated to prepay its variable and fixed rate debt prior to maturity. For fixed rate debt, changes in market interest rates would not affect the Company’s financial condition or results of operations.

Interest on certain borrowings under the Company’s revolving credit facility is calculated using the London Interbank Offered Rate (“LIBOR”). LIBOR will be discontinued as a benchmark interest rate by mid-2023. The discontinuation of LIBOR will require the Company and its lenders to transition from LIBOR to a new benchmark interest rate, the Secured Overnight Financing Rate (“SOFR”). The Company believes that the transition to SOFR will not have a material impact on the Company’s financial condition and results of operations.

Additional information about the Company’s debt is included in Note 8 to the Consolidated Financial Statements in Item 8 of Part II below.

Investment Risks: The Company invests excess cash in short-term money market funds that purchase government securities or corporate debt securities, or in other deposit products allowed under the Company’s Cash Investment Policy. These money market funds and deposits maintain a weighted average maturity of less than 90 days, and accordingly, a one percent change in interest rates is not expected to have a material impact on the fair value of these investments or on interest income.

The Company may invest funds on deposit in the CCF in money market funds, U.S. Treasury Obligation Funds or other eligible investments.

Foreign Currency Risks: The Company has no material exposure to foreign currency risks, although it is indirectly affected by changes in currency rates to the extent that changes in rates affect tourism in Hawaii, Guam, Alaska and other locations. Transactions related to the Company’s China and Japan services are primarily denominated in U.S. dollars, and therefore, a one percent change in the Chinese Yuan or Japanese Yen exchange rate would not have a material effect on the Company’s results of operations. Transactions related to the Company’s South Pacific service are primarily denominated in New Zealand dollars. However, a one percent change in the New Zealand dollar exchange rate is not expected to have a material effect on the Company’s results of operations.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2022. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework (2013). Based on its assessment, management believes that, as of December 31, 2022, the Company’s internal control over financial reporting is effective. The Company’s independent registered public accounting firm, Deloitte & Touche LLP, has issued an attestation report on the Company’s internal control over financial reporting.

/s/ Matthew J. Cox	/s/ Joel M. Wine
Matthew J. Cox	Joel M. Wine
Chairman and Chief Executive Officer	Executive Vice President and Chief Financial Officer
February 24, 2023	February 24, 2023

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and the shareholders of Matson, Inc.

Opinions on the Financial Statements and Internal Control over Financial Reporting
We have audited the accompanying consolidated balance sheets of Matson, Inc. and subsidiaries (the “Company”) as of December 31, 2022 and 2021, the related consolidated statements of income and comprehensive income, shareholders' equity, and cash flows, for each of the three years in the period ended December 31, 2022, and the related notes (collectively referred to as the “financial statements”). We also have audited the Company’s internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2022, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.

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

Goodwill – Span Alaska Reporting Unit — Refer to Notes 2 and 6 to the financial statements

Critical Audit Matter Description

The Company’s evaluation of goodwill for impairment involves the comparison of the fair value of each reporting unit to its carrying value. In estimating the fair value of a reporting unit, the Company uses a combination of a discounted cash flow model and fair value based on market multiples of earnings before interest, taxes, depreciation and amortization (“EBITDA”). The discounted cash flow approach requires the Company to make several business assumptions, including, but not limited to, the discount rate. Changes in assumptions and estimates could have a material effect on either the fair value, the amount of any goodwill impairment charge, or both. The goodwill balance was $327.8 million as of December 31, 2022, of which $78.6 million is allocated to a reporting unit in the Logistics reportable segment, resulting from the acquisition of Span Intermediate, LLC (“Span Alaska”) in fiscal year 2016. The Company has evaluated its goodwill for impairment as part of its annual assessment in fiscal year 2022 and determined that the fair value of the Span Alaska reporting unit exceeded the carrying amount as of the date of the impairment review.

We identified goodwill related to Span Alaska as a critical audit matter because of the significant estimates and assumptions management made to estimate the fair value of Span Alaska. Specifically, performing audit procedures to evaluate the reasonableness of management’s estimates and assumptions related to the selection of the discount rate required a high degree of auditor judgment and an increased extent of effort, including the need to involve our fair value specialists.

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to the selection of the discount rate for Span Alaska included the following, among others:

●	We tested the effectiveness of controls over management’s goodwill impairment evaluation, including those over the selection of the discount rate.
●	With the assistance of our fair value specialists, we evaluated the reasonableness of the discount rate, including testing the source information underlying the determination of the discount rate, testing the mathematical accuracy of the calculation, and developing a range of independent estimates and comparing those to the discount rate selected by management.

/s/ Deloitte & Touche LLP
Honolulu, Hawaii
February 24, 2023

We have served as the Company’s auditor since at least 1976; however, an earlier year could not be reliably determined.

MATSON, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

	Years Ended December 31,
(In millions, except per share amounts)	2022	2021	2020
Operating Revenue:
Ocean Transportation	$3,544.6	$3,132.8	$1,853.9
Logistics	798.4	792.5	529.4
Total Operating Revenue	4,343.0	3,925.3	2,383.3

Costs and Expenses:
Operating costs	(2,811.5)	(2,557.6)	(1,904.3)
Income from SSAT	83.1	56.3	26.3
Selling, general and administrative	(261.0)	(236.5)	(225.0)
Total Costs and Expenses	(2,989.4)	(2,737.8)	(2,103.0)

Operating Income	1,353.6	1,187.5	280.3
Interest income	8.2	—	—
Interest expense	(18.0)	(22.6)	(27.4)
Other income (expense), net	8.5	6.4	6.1
Income before Taxes	1,352.3	1,171.3	259.0
Income taxes	(288.4)	(243.9)	(65.9)
Net Income	$1,063.9	$927.4	$193.1

Other Comprehensive Income (Loss), Net of Income Taxes:
Net Income	$1,063.9	$927.4	$193.1
Other Comprehensive Income (Loss):
Amortization of prior service cost	(3.5)	(4.6)	(4.7)
Amortization of net loss (gain)	27.3	25.0	(9.4)
Other adjustments	0.2	(0.5)	0.2
Total Other Comprehensive Income (Loss)	24.0	19.9	(13.9)
Comprehensive Income	$1,087.9	$947.3	$179.2

Basic Earnings Per Share	$27.28	$21.67	$4.48
Diluted Earnings Per Share	$27.07	$21.47	$4.44

Weighted Average Number of Shares Outstanding:
Basic	39.0	42.8	43.1
Diluted	39.3	43.2	43.5

See Notes to Consolidated Financial Statements.

MATSON, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	As of December 31,
(In millions)	2022	2021
ASSETS
Current Assets:
Cash and cash equivalents	$249.8	$282.4
Accounts receivable, net of allowance for credit losses of $13.0 million and $10.1 million, respectively	268.5	343.7
Prepaid expenses and other assets	241.3	78.4
Total current assets	759.6	704.5
Long-term Assets:
Investment in SSAT	81.2	58.7
Property and equipment, net	1,962.5	1,878.3
Operating lease right of use assets	396.9	434.6
Goodwill	327.8	327.8
Intangible assets, net	174.9	181.1
Capital Construction Fund	518.2	—
Deferred dry-docking costs, net	55.3	68.7
Other long-term assets	53.6	39.4
Total long-term assets	3,570.4	2,988.6
Total Assets	$4,330.0	$3,693.1

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Current portion of debt	$76.9	$65.0
Accounts payable and accruals	255.6	308.4
Operating lease liabilities	143.6	137.6
Other liabilities	105.5	101.4
Total current liabilities	581.6	612.4
Long-term Liabilities:
Long-term debt, net of deferred loan fees	427.7	549.7
Long-term operating lease liabilities	262.5	307.4
Deferred income taxes	646.5	425.2
Other long-term liabilities	114.8	131.0
Total long-term liabilities	1,451.5	1,413.3
Commitments and Contingencies (see Note 17)
Shareholders’ Equity:
Common stock - common stock without par value; authorized, 150 million shares ($0.75 stated value per share); outstanding, 36.3 million shares in 2022 and 41.0 million shares in 2021	27.2	30.7
Additional paid in capital	290.4	314.1
Accumulated other comprehensive loss, net	(6.9)	(30.9)
Retained earnings	1,986.2	1,353.5
Total shareholders’ equity	2,296.9	1,667.4
Total Liabilities and Shareholders’ Equity	$4,330.0	$3,693.1

See Notes to Consolidated Financial Statements.

MATSON, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
(In millions)	2022	2021	2020
Cash Flows From Operating Activities:
Net income	$1,063.9	$927.4	$193.1
Reconciling adjustments:
Depreciation and amortization	141.3	135.9	114.9
Amortization of operating lease right of use assets	153.0	103.3	74.8
Deferred income taxes	90.2	33.2	52.1
(Gain) Loss on disposal of property and equipment	(1.5)	(0.8)	2.8
Share-based compensation expense	18.3	19.3	18.8
Income from SSAT	(83.1)	(56.3)	(26.3)
Distributions from SSAT	47.3	46.9	55.4
Changes in assets and liabilities:
Accounts receivable, net	74.6	(90.3)	(48.0)
Deferred dry-docking payments	(25.7)	(36.3)	(16.8)
Deferred dry-docking amortization	24.9	24.3	25.1
Prepaid expenses and other assets	(45.2)	(48.1)	21.9
Accounts payable, accruals and other liabilities	(31.7)	39.6	44.8
Operating lease liabilities	(154.1)	(99.7)	(75.9)
Other long-term liabilities	(0.3)	(14.3)	(6.9)
Net cash provided by operating activities	1,271.9	984.1	429.8

Cash Flows From Investing Activities:
Capitalized vessel construction expenditures	(62.4)	(14.9)	(87.8)
Other capital expenditures	(146.9)	(310.4)	(104.5)
Proceeds from disposal of property and equipment, and other	(1.8)	1.9	15.3
Cash and interest deposits into Capital Construction Fund	(582.8)	(31.2)	(132.4)
Withdrawals from Capital Construction Fund	64.6	31.2	132.4
Net cash used in investing activities	(729.3)	(323.4)	(177.0)

Cash Flows From Financing Activities:
Proceeds from issuance of debt	—	—	325.5
Repayments of debt	(111.5)	(59.3)	(216.5)
Proceeds from revolving credit facility	—	304.3	648.0
Repayments of revolving credit facility	—	(376.1)	(955.3)
Payment of financing costs	—	(3.0)	(18.5)
Proceeds from issuance of common stock	—	—	0.1
Dividends paid	(48.0)	(45.9)	(39.2)
Repurchase of Matson common stock	(397.0)	(198.3)	—
Tax withholding related to net share settlements of restricted stock units	(20.1)	(14.4)	(5.6)
Net cash used in financing activities	(576.6)	(392.7)	(261.5)

Net (Decrease) Increase in Cash, Cash Equivalents and Restricted Cash	(34.0)	268.0	(8.7)
Cash, Cash Equivalents and Restricted Cash, Beginning of the Year	287.7	19.7	28.4
Cash, Cash Equivalents and Restricted Cash, End of the Year	$253.7	$287.7	$19.7

Reconciliation of Cash, Cash Equivalents, and Restricted Cash, at End of the Year:
Cash and Cash Equivalents	$249.8	$282.4	$14.4
Restricted Cash	3.9	5.3	5.3
Total Cash, Cash Equivalents and Restricted Cash, End of the Year	$253.7	$287.7	$19.7

Supplemental Cash Flow Information:
Interest paid, net of capitalized interest	$16.2	$19.3	$26.2
Income tax paid, net of income tax refunds	$215.2	$241.6	$(16.1)

Non-cash Information:
Capital expenditures included in accounts payable, accruals and other liabilities	$5.5	$6.4	$24.7

See Notes to Consolidated Financial Statements.

MATSON, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

FOR THE THREE YEARS ENDED DECEMBER 31, 2022

				Accumulated
	Common Stock		Additional	Other
		Stated	Paid In	Comprehensive	Retained
(In millions, except per share amounts)	Shares	Value	Capital	Income (Loss)	Earnings	Total
Balance at December 31, 2019	42.9	$32.2	$306.2	$(36.9)	$504.2	$805.7
Net income	—	—	—	—	193.1	193.1
Other comprehensive income (loss), net of tax	—	—	—	(13.9)	—	(13.9)
Share-based compensation	—	—	18.8	—	—	18.8
Shares issued, net of shares withheld for employee taxes	0.3	0.2	(3.5)	—	(2.2)	(5.5)
Equity interest in SSAT	—	—	—	—	2.2	2.2
Dividends ($0.90 per share)	—	—	—	—	(39.2)	(39.2)
Balance at December 31, 2020	43.2	32.4	321.5	(50.8)	658.1	961.2
Net income	—	—	—	—	927.4	927.4
Other comprehensive income (loss), net of tax	—	—	—	19.9	—	19.9
Share-based compensation	—	—	19.3	—	—	19.3
Shares issued, net of shares withheld for employee taxes	0.3	0.2	(14.7)	—	0.1	(14.4)
Share repurchase	(2.5)	(1.9)	(12.0)	—	(186.2)	(200.1)
Dividends ($1.06 per share)	—	—	—	—	(45.9)	(45.9)
Balance at December 31, 2021	41.0	30.7	314.1	(30.9)	1,353.5	1,667.4
Net income	—	—	—	—	1,063.9	1,063.9
Other comprehensive income (loss), net of tax	—	—	—	24.0	—	24.0
Share-based compensation	—	—	18.3	—	—	18.3
Shares issued, net of shares withheld for employee taxes	0.3	0.2	(20.3)	—	—	(20.1)
Share repurchase	(5.0)	(3.7)	(21.7)	—	(371.6)	(397.0)
Equity interest in SSAT	—	—	—	—	(11.6)	(11.6)
Dividends ($1.22 per share)	—	—	—	—	(48.0)	(48.0)
Balance at December 31, 2022	36.3	$27.2	$290.4	$(6.9)	$1,986.2	$2,296.9

See Notes to Consolidated Financial Statements.

MATSON, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	DESCRIPTION OF THE BUSINESS

Matson, Inc., a holding company incorporated in the State of Hawaii, and its subsidiaries (“Matson” or the “Company”), is a leading provider of ocean transportation and logistics services. The Company consists of two segments, Ocean Transportation and Logistics. For financial information on the Company’s reportable segments for the three years ended December 31, 2022, see Note 3.

Ocean Transportation: Matson’s Ocean Transportation business is conducted through Matson Navigation Company, Inc. (“MatNav”), a wholly-owned subsidiary of Matson, Inc. Founded in 1882, MatNav provides a vital lifeline of ocean freight transportation services to the domestic non-contiguous economies of Hawaii, Alaska and Guam, and to other island economies in Micronesia. MatNav also operates premium, expedited services from China to Long Beach, California, provides services to Okinawa, Japan and various islands in the South Pacific, and operates an international export service from Dutch Harbor, Alaska to Asia. In addition, subsidiaries of MatNav provide stevedoring, refrigerated cargo services, inland transportation and other terminal services for MatNav on the Hawaiian islands of Oahu, Hawaii, Maui and Kauai, and for MatNav and other ocean carriers in Alaska.

Matson has a 35 percent ownership interest in SSA Terminals, LLC, a joint venture between Matson Ventures, Inc., a wholly-owned subsidiary of MatNav, and SSA Ventures, Inc., a subsidiary of Carrix, Inc. (“SSAT”). SSAT currently provides terminal and stevedoring services to various carriers at eight terminal facilities on the U.S. West Coast, including three facilities dedicated for MatNav’s use. Matson records its share of income from SSAT in costs and expenses in the Consolidated Statements of Income and Comprehensive Income, and within the Ocean Transportation segment due to the nature of SSAT’s operations (see Note 4).

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

Fiscal Year: The year end for Matson is December 31. The period end for MatNav occurred on the last Friday in December, except for certain Company subsidiaries whose period closed on December 31. Included in these Consolidated Financial Statements are 53 weeks in the 2021 and 52 weeks in the 2022 and 2020 fiscal years for MatNav.

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

Cash, Cash Equivalents and Restricted Cash: Cash equivalents consist of highly-liquid investments with original maturities of three months or less. The Company carries these investments at cost, which approximates fair value. Restricted cash relates to amounts that are subject to contractual restrictions and are not readily available. Restricted cash was $3.9 million and $5.3 million at December 31, 2022 and 2021, respectively, and are included in prepaid expenses and other assets in the Consolidated Balance Sheets.

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

Changes in the allowance for doubtful accounts receivable for the three years ended December 31, 2022, 2021 and 2020 were as follows:

	Balance at		Write-offs	Balance at
Year (in millions)	Beginning of Year	Expense (1)	and Other	End of Year
2022	$10.1	$3.2	$(0.3)	$13.0
2021	$6.3	$4.2	$(0.4)	$10.1
2020	$4.3	$2.9	$(0.9)	$6.3
(1)	Expense is shown net of amounts recovered from previously reserved doubtful accounts.

Prepaid Expenses and Other Assets: Prepaid expenses and other assets consist of the following at December 31, 2022 and 2021:

	As of December 31,
Prepaid Expenses and Other Assets (in millions)	2022	2021
Income tax receivables	$170.8	$23.1
Prepaid fuel	26.3	22.6
Prepaid insurance and insurance related receivables	17.4	10.1
Restricted cash - vessel construction obligations	3.9	5.3
Other	22.9	17.3
Total	$241.3	$78.4

Income tax receivables include a federal income tax refund related to the Company’s 2021 federal tax return, overpayments of federal and state taxes paid during the year ended December 31, 2022, and other income tax receivables.

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

Deferred loan fees related to the Company’s revolving credit facility are recorded in other long-term assets in the Company’s Consolidated Balance Sheets and are amortized using the straight-line method as the difference between that and the use of the effective interest method is not material.

Other Long-Term Assets: Other long-term assets consist of the following at December 31, 2022 and 2021:

	As of December 31,
Other Long-Term Assets (in millions)	2022	2021
Vessel and equipment spare parts	$13.2	$12.8
Pension plan assets	18.9	1.3
Insurance related receivables	12.1	10.4
Other	9.4	14.9
Total	$53.6	$39.4

Property and Equipment: Property and equipment is stated at cost. Property and equipment is depreciated using the straight-line method over the estimated useful lives of the assets. The estimated useful lives of property and equipment range up to the following maximum life:

Classification	Life
Vessels	40 years
Machinery and equipment	30 years
Terminal facilities	35 years

Capitalized Interest: The Company capitalizes interest costs during the period the qualified assets are being readied for their intended use. The Company determined that the vessel construction costs are considered qualifying assets for the purposes of capitalizing interest on these assets. The amount of capitalized interest is calculated based on the amount of payments incurred related to the construction of these vessels using a weighted average interest rate. The weighted average interest rate is determined using the Company’s average borrowings outstanding during the period. Capitalized interest is included in vessel construction in progress in property and equipment in the Company’s Consolidated Balance Sheets (see Note 5). During the years ended December 31, 2022, 2021 and 2020, the Company capitalized $0.7 million, $0.2 million and $7.4 million of interest related to the construction of new vessels, respectively.

Leases: Accounting Standards Codification (“ASC”) 842, Leases (“ASC 842”) requires lessees to record leases on their balance sheets but recognize the expenses in their income statements. ASC 842 states that a lessee would recognize a lease liability for the obligation to make lease payments, and a right-of-use asset for the underlying leased asset for the period of the lease term.  Refer to Note 9 for additional information on the Company’s lease related disclosures.

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

Long-lived assets and finite-lived intangible assets are grouped at the lowest level reporting unit for which identifiable cash flows are available. In evaluating for impairment, the estimated future undiscounted cash flows generated by each of these asset groups are compared with the carrying value recorded for each asset group to determine if its carrying value is recoverable. If this review determines that the amount recorded will not be recovered, the amount recorded for the asset group is reduced to its estimated fair value. No impairment charges of long-lived assets and finite-lived intangible assets were recorded for the years ended December 31, 2022, 2021 and 2020.

Indefinite-life intangible assets and goodwill are grouped at the lowest level reporting unit for which identifiable cash flows are available. In estimating the fair value of a reporting unit, the Company uses a combination of a discounted cash flow model and fair value based on market multiples of earnings before interest, taxes, depreciation and amortization. Based upon the Company’s evaluation of its indefinite-life intangible assets and goodwill for impairment, the Company determined that the fair value of each reporting unit exceeds book value. No impairment charges of indefinite-life intangible assets and goodwill were recorded for the years ended December 31, 2022, 2021 and 2020.

Impairment Evaluation of SSAT: The Company’s investment in SSAT, a related party, is evaluated for impairment whenever there is evidence of impairment during the reporting period. If any impairment is identified, the Company evaluates if the decrease in the fair value of the investment below its carrying value is other-than-temporary. No impairment was identified during the years ended December 31, 2022, 2021 and 2020.

Other Liabilities: Other liabilities consist of the following at December 31, 2022 and 2021:

	As of December 31,
Other Liabilities (in millions)	2022	2021
Payroll and vacation	$34.7	$35.8
Employee incentives and other benefits	33.2	32.2
Insurance reserves and other related liabilities - short term	15.6	9.0
Multi-employer withdrawal liabilities - short term (see Note 12)	4.1	4.1
Income tax and other tax related liabilities	2.2	3.1
Other short-term liabilities	15.7	17.2
Total	$105.5	$101.4

Other Long-Term Liabilities: Other long-term liabilities consist of the following at December 31, 2022 and 2021:

	As of December 31,
Other Long-Term Liabilities (in millions)	2022	2021
Multi-employer withdrawal liability (see Note 12)	$48.6	$50.8
Pension and post-retirement liabilities (see Note 11)	17.8	43.3
Insurance reserves and other related liabilities	29.8	26.9
Other long-term liabilities	18.6	10.0
Total	$114.8	$131.0

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

When estimating its reserves for retained risks and related liabilities, the Company considers a number of factors, including historical claims experience, demographic factors, current trends, and analyses provided by independent third parties. Periodically, management reviews its assumptions and estimates used to determine the adequacy of the Company’s reserves for retained risks and other related liabilities.

Recognition of Revenues and Expenses: Revenue in the Company’s Consolidated Financial Statements is presented net of elimination of intercompany transactions. The following is a description of the Company’s principal revenue generating activities by segment, and the Company’s revenue recognition policy for each activity for the periods presented:

	Years Ended December 31,
Ocean Transportation (in millions) (1)	2022	2021	2020
Ocean Transportation services	$3,508.0	$3,101.9	$1,821.7
Terminal and other related services	18.5	16.0	19.1
Fuel sales	11.3	7.2	7.3
Vessel management and related services	6.8	7.7	5.8
Total	$3,544.6	$3,132.8	$1,853.9
(1)	Ocean Transportation revenue transactions are primarily denominated in U.S. dollars except for less than 3 percent of Ocean Transportation services revenue and fuel sales revenue categories which are denominated in foreign currencies.

◾	Ocean Transportation services revenue is recognized ratably over the duration of a voyage based on the relative transit time completed in each reporting period. Vessel operating costs and other ocean transportation operating costs, such as terminal operating overhead and selling, general and administrative expenses, are charged to operating costs as incurred.
◾	Terminal and other related services revenue is recognized as the services are performed. Related costs are recognized as incurred.
◾	Fuel sales revenue and related costs are recognized when the Company has completed delivery of the product to the customer in accordance with the terms and conditions of the contract.
◾	Vessel management and related services revenue is recognized in proportion to the services completed. Related costs are recognized as incurred.

	Years Ended December 31,
Logistics (in millions) (1)	2022	2021	2020
Transportation Brokerage and Freight Forwarding services	$695.1	$707.4	$477.0
Warehousing and distribution services	53.5	44.7	36.2
Supply chain management and other services	49.8	40.4	16.2
Total	$798.4	$792.5	$529.4
(1)	Logistics revenue transactions are primarily denominated in U.S. dollars except for less than 3 percent of transportation brokerage and freight forwarding services revenue, and supply chain management and other services revenue categories which are denominated in foreign currencies.

◾	Transportation Brokerage and Freight Forwarding services revenue consists of amounts billed to customers for services provided. The primary costs include third-party purchased transportation services, agent commissions, labor and equipment. Revenue and the related purchased third-party transportation costs are recognized over the duration of a delivery based upon the relative transit time completed in each reporting period. Labor, agent commissions, and other operating costs are expensed as incurred. The Company reports revenue on a gross basis as the Company serves as the principal in these transactions because it is responsible for fulfilling the contractual arrangements with the customer and has latitude in establishing prices.
◾	Warehousing and distribution services revenue consist of amounts billed to customers for storage, handling, and value-added packaging of customer merchandise. Storage revenue is recognized in the month the service is provided to the customer. Storage related costs are recognized as incurred. Other warehousing and distribution services revenue and related costs are recognized in proportion to the services performed.
◾	Supply chain management and other services revenue, and related costs are recognized in proportion to the services performed.

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

Customer Concentration: The Ocean Transportation segment serves customers in numerous industries and carries a wide variety of cargo, mitigating its dependence upon any single customer or single type of cargo. In 2022, the Company’s 10 largest Ocean Transportation customers accounted for approximately 15 percent of the Company’s Ocean Transportation operating revenue.

The Logistics segment serves customers in numerous industries and geographical locations. In 2022, the Company’s 10 largest Logistics customers accounted for approximately 18 percent of the Company’s Logistics operating revenue.

Dividends: The Company recognizes dividends as a liability when approved by the Board of Directors.

Repurchase of Shares: During the years ended December 31, 2022 and 2021, the Company repurchased approximately 5.0 million and 2.5 million shares for a total cost of $397.0 million and $200.1 million, respectively. The Company did not repurchase any shares during the year ended December 31, 2019. As of December 31, 2022, the maximum number of remaining shares that may be repurchased under the Company’s share repurchase program was approximately 1.5 million shares.

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

The Company’s Ocean Transportation segment provides ocean transportation services to the Logistics segment, and the Logistics segment provides logistics services to the Ocean Transportation segment in certain transactions. Accordingly, inter-segment revenue of $270.9 million, $213.8 million and $115.5 million for the years ended December 31, 2022, 2021 and 2020, respectively, have been eliminated from operating revenues in the table below.

Reportable segment financial information for the years ended December 31, 2022, 2021 and 2020, are as follows:

	Years Ended December 31,
(In millions)	2022	2021	2020
Operating Revenue:
Ocean Transportation (1)	$3,544.6	$3,132.8	$1,853.9
Logistics (2)	798.4	792.5	529.4
Total Operating Revenue	$4,343.0	$3,925.3	$2,383.3
Operating Income:
Ocean Transportation (3)	$1,281.2	$1,137.7	$244.8
Logistics	72.4	49.8	35.5
Total Operating Income	1,353.6	1,187.5	280.3
Interest income	8.2	—	—
Interest expense	(18.0)	(22.6)	(27.4)
Other income (expense), net	8.5	6.4	6.1
Income before Taxes	1,352.3	1,171.3	259.0
Income taxes	(288.4)	(243.9)	(65.9)
Net Income	$1,063.9	$927.4	$193.1

Capital Expenditures:
Ocean Transportation	$190.9	$322.4	$190.0
Logistics	18.4	2.9	2.3
Total Capital Expenditures	$209.3	$325.3	$192.3

Depreciation and Amortization:
Ocean Transportation	$133.2	$128.6	$107.4
Logistics	8.1	7.3	7.5
	141.3	135.9	114.9
Deferred dry-docking amortization - Ocean Transportation	24.9	24.3	25.1
Total Depreciation and Amortization	$166.2	$160.2	$140.0
(1)	Ocean Transportation operating revenue excludes inter-segment revenue of $93.6 million, $81.0 million and $59.1 million for the years ended December 31, 2022, 2021 and 2020, respectively.
(2)	Logistics operating revenue excludes inter-segment revenue of $177.3 million, $132.8 million and $56.4 million for the years ended December 31, 2022, 2021 and 2020, respectively.
(3)	Ocean Transportation segment information includes $83.1 million, $56.3 million, and $26.3 million of equity in income from the Company’s equity investment in SSAT for the years ended December 31, 2022, 2021 and 2020, respectively.

	As of December 31,
(In millions)	2022	2021
Identifiable Assets:
Ocean Transportation (1)	$3,705.2	$3,096.6
Logistics	624.8	596.5
Total Assets	$4,330.0	$3,693.1
(1)	The Ocean Transportation segment includes $81.2 million and $58.7 million related to the Company’s equity investment in SSAT as of December 31, 2022 and 2021, respectively.

4.	INVESTMENT IN SSAT

The Company accounts for its 35 percent ownership interest in SSAT using the equity method of accounting. The Company records its share of income from SSAT in costs and expenses within the Ocean Transportation segment due to operations of SSAT being an integral part of the Company’s Ocean Transportation business. The Company’s investment in SSAT was $81.2 million and $58.7 million at December 31, 2022 and 2021, respectively. On September 16, 2022, SSAT completed the purchase of a 20 percent equity interest in SSAT Terminals (Oakland), LLC (“SSAT Oakland”) from a third-party company. After completion of this transaction, SSAT Oakland became a wholly owned subsidiary of SSAT. The operating results of SSAT Oakland consolidate into the operating results of SSAT. As a result of this transaction, the Company recorded a decrease of $15.5 million in its investment in SSAT, an increase in deferred tax assets of $3.9 million, and a corresponding decrease in retained earnings of $11.6 million during the year ended

December 31, 2022. During the year ended December 31, 2020, the Company recorded an increase of $2.2 million in its investment in SSAT and a corresponding increase in retained earnings related to the formation of a new subsidiary of SSAT, whose controlling interest is retained by SSAT.

The Company’s share of income recorded in the Consolidated Statements of Income and Comprehensive Income and dividends received by the Company during the years ended December 31, 2022, 2021 and 2020 are as follows:

	Years Ended December 31,
(In millions)	2022	2021	2020
Company's share of net income	$83.1	$56.3	$26.3
Distributions received	$47.3	$46.9	$55.4

The Company’s Ocean Transportation segment operating costs include $308.3 million, $284.9 million and $251.6 million for the years ended December 31, 2022, 2021 and 2020, respectively, for terminal services provided by SSAT. Accounts payable and accrued liabilities in the Consolidated Balance Sheets include $43.6 million and $38.8 million for terminal services payable to SSAT at December 31, 2022 and 2021, respectively.

A summary of the condensed balance sheets of SSAT at December 31, 2022 and 2021 are as follows:

	As of December 31,
Condensed Balance Sheets (in millions)	2022	2021
Current assets	$324.7	$343.4
Non-current assets	1,436.0	1,239.7
Total Assets	$1,760.7	$1,583.1

Current liabilities	$342.1	$302.7
Non-current liabilities	1,199.5	1,125.5
Equity	219.1	154.9
Total Liabilities and Equity	$1,760.7	$1,583.1

A summary of the condensed statements of operating income and net income of SSAT for years ended December 31, 2022, 2021 and 2020 are as follows:

	Years Ended December 31,
Condensed Statements of Operating Income and Net Income (in millions)	2022	2021	2020
Operating revenue	$1,466.9	$1,297.5	$1,091.6
Operating costs and expenses	1,168.8	1,113.8	1,003.2
Operating income	298.1	183.7	88.4
Net Income (1)	$249.6	$161.7	$76.6
(1)	Includes earnings from equity method investments held by SSAT less earnings allocated to non-controlling interests.

5.	PROPERTY AND EQUIPMENT

Property and equipment at December 31, 2022 and 2021, and depreciation expense for the years ended December 31, 2022, 2021 and 2020 are as follows:

	As of December 31, 2022			As of December 31, 2021
		Accumulated			Accumulated
(In millions)	Cost	Depreciation	Net Book Value	Cost	Depreciation	Net Book Value
Vessels	$2,278.6	$838.8	$1,439.8	$2,243.8	$760.5	$1,483.3
Containers and equipment	762.7	433.8	328.9	680.9	399.4	281.5
Terminal facilities and other property	131.5	53.6	77.9	128.3	49.2	79.1
Vessel construction in progress	50.2	—	50.2	14.9	—	14.9
Other construction in progress	65.7	—	65.7	19.5	—	19.5
Total	$3,288.7	$1,326.2	$1,962.5	$3,087.4	$1,209.1	$1,878.3

Vessel construction in progress at December 31, 2022 includes milestone progress payments and capitalized interest related to the construction of three new Jones Act vessels. Delivery of the first vessel is currently anticipated to be in the fourth quarter of 2026, with subsequent deliveries in the second and fourth quarters of 2027.

	Years Ended December 31,
(In millions)	2022	2021	2020
Depreciation expense	$123.5	$117.1	$97.1

6.	GOODWILL AND INTANGIBLE ASSETS

Goodwill by segment consists of the following as of December 31, 2022 and 2021:

	Ocean
(In millions)	Transportation	Logistics	Total
Goodwill	$222.6	$105.2	$327.8

Logistics goodwill of $105.2 million includes $78.6 million acquired as part of the acquisition of Span Intermediate, LLC (“Span Alaska”) in August 2016 that was allocated to the Span Alaska reporting unit, and $26.6 million relates to other Logistics acquisitions that were allocated to the Logistics reporting unit.

Intangible assets by segment consist of the following as of December 31, 2022 and 2021:

	As of December 31, 2022			As of December 31, 2021
	Gross	Accumulated		Gross	Accumulated
(In millions)	Amount	Amortization	Net Book Value	Amount	Amortization	Net Book Value
Ocean Transportation - Customer relationships	$140.6	$51.2	$89.4	$140.6	$44.6	$96.0
Logistics:
Customer relationships	95.3	37.1	58.2	90.1	32.3	57.8
Trade name	27.3	—	27.3	27.3	—	27.3
Total Logistics	122.6	37.1	85.5	117.4	32.3	85.1
Total	$263.2	$88.3	$174.9	$258.0	$76.9	$181.1

Ocean Transportation intangible assets of $140.6 million relate to customer relationships acquired as part of the acquisition of Horizon Lines, Inc. (“Horizon”) on May 29, 2015, and are being amortized over 21 years. Logistics intangible assets include $79.3 million of customer relationships which are being amortized over 20 years, and $27.3 million of an indefinite life trade name, both acquired as part of the Span Alaska acquisition. The remaining Logistics customer relationships of $16.0 million are being amortized over a period of 3 to 13 years.

Intangible assets related amortization expense for 2022, 2021 and 2020, are as follows:

	Years Ended December 31,
(In millions)	2022	2021	2020
Amortization expense	$11.4	$10.9	$10.9

As of December 31, 2022, estimated amortization expense related to customer relationship intangible assets during the next five years and thereafter are as follows:

Customer
Year (in millions)	Relationships
2023	$12.4
2024	12.4
2025	11.5
2026	10.7
2027	10.7
Thereafter	89.9
Total	$147.6

7.	CAPITAL CONSTRUCTION FUND

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

Cash deposits into the CCF are limited by certain applicable earnings and other conditions. Such cash deposits, once made, are available as tax deductions in the Company’s income tax provision. Qualified withdrawals from the CCF do not give rise to a current income tax liability, but reduce the depreciable basis of the vessels or certain related equipment for income tax purposes. However, if withdrawals are made from the CCF for general corporate purposes or other non-qualified purposes, or upon termination of the agreement, they are taxable with interest payable from the year of deposit.

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

As of December 31, 2022 and 2021, $9.9 million and $9.8 million of eligible accounts receivable were assigned to the CCF, respectively. Due to the nature of the assignment of eligible accounts receivable into the CCF, such assigned amounts are classified as part of accounts receivable in the Consolidated Balance Sheets. At December 31, 2022, the Company had $518.2 million on deposit in the CCF invested in U.S. Treasury Obligation Funds, which are classified as long-term assets in the Company’s Consolidated Balance Sheets. Amount on deposit in the CCF as of December 31, 2021 was nominal. During the year ended December 31, 2022, the Company earned $4.9 million of interest from deposits in the CCF. No interest was earned during the year ended December 31, 2021.

On February 17, 2023, the Company pledged an additional $200.0 million of eligible accounts receivables to the CCF, and deposited an additional $100.0 million of cash into the CCF.

8.	DEBT

The Company’s debt consists of the following as of December 31, 2022 and 2021:

	As of December 31,
(In millions)	2022	2021
Private Placement Term Loans:
3.66%, payable through 2023	$4.5	$13.7
4.16%, payable through 2027	—	28.8
3.37%, payable through 2027	57.7	69.2
3.14%, payable through 2031	132.8	151.2
4.31%, payable through 2032	—	25.4
Title XI Debt:
5.34%, payable through 2028	13.2	15.4
5.27%, payable through 2029	15.4	17.6
1.22%, payable through 2043	166.2	174.1
1.35%, payable through 2044	127.7	133.6
Total Debt	517.5	629.0
Less: Current portion	(76.9)	(65.0)
Total Long-term Debt	440.6	564.0
Less: Deferred loan fees	(12.9)	(14.3)
Total Long-term Debt, net of deferred loan fees	$427.7	$549.7

The following is a description of the Company’s debt:

Private Placement Term Loans: During 2012, the Company issued $170.0 million of unsecured notes, which were funded in three tranches, $77.5 million at an interest rate of 3.66 percent, $55.0 million at an interest rate of 4.16 percent, and $37.5 million at an interest rate of 4.31 percent (the “2012 Notes”). Principal and interest are payable semi-annually. On September 15, 2022, the Company prepaid $26.2 million of outstanding principal on the 4.16 percent tranche due in 2027, and $24.2 million of outstanding principal on the 4.31 percent tranche due in 2032, representing all of the remaining outstanding principal for both tranches. In September 2016, the Company issued $200.0 million of 15-year senior unsecured notes (the “Series D Notes”) at an interest rate of 3.14 percent, payable semi-annually. In December 2016, the Company issued $75 million of 11-year senior unsecured notes at an interest rate of 3.37 percent, payable semi-annually (the “Series A Notes”).

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

On January 27, 2023, the Company prepaid $14.3 million of outstanding principal on the Maunawili Title XI Bonds representing all of the remaining outstanding principal for this bond. The Company is also expecting to prepay the outstanding principal of approximately $12.1 million on the Manukai Title XI Bonds in March 2023, representing all of the estimated outstanding principal for this bond.

On April 27, 2020, MatNav issued $185.9 million in U.S. Government guaranteed vessel financing bonds to partially refinance debt incurred in connection with the construction of Daniel K. Inouye (the “DKI Title XI Debt”). The secured DKI Title XI Debt matures on October 15, 2043 and has a cash interest rate of 1.22 percent, payable semi-annually in arrears.

On June 22, 2020, MatNav issued $139.6 million in U.S. Government guaranteed vessel financing bonds to partially refinance debt incurred in connection with the construction of Kaimana Hila (the “KMH Title XI Debt”, and together with the DKI Title XI Debt, the “2020 Title XI Debt”). The secured KMH Title XI Debt matures on March 15, 2044 and has a cash interest rate of 1.35 percent, payable semi-annually in arrears.

MatNav may prepay any amounts outstanding under the 2020 Title XI Debt agreements subject to a potential prepayment premium or other adjustment, in accordance with the 2020 Title XI Debt agreements. Once amounts under the 2020 Title XI Debt are repaid, they may not be reborrowed. Mandatory prepayments are required under certain limited circumstances, including specified casualty events with respect to Daniel K. Inouye and Kaimana Hila (the “Vessels”).

Revolving Credit Facility:

On March 31, 2021, the Company entered into the Second Amended and Restated Credit Agreement (the “Credit Agreement”), which extended the maturity date to March 31, 2026, and retained the committed aggregate borrowings of up to $650 million. The Credit Agreement amended certain covenants and other terms including (i) amending the pricing grid to provide for pricing ranging from, at the Company’s election, LIBOR plus a margin between 1.00 percent and 1.75 percent depending on the Company’s consolidated net leverage ratio, or base rate plus a margin between 0.00 percent and 0.75 percent depending on the Company’s consolidated net leverage ratio; and (ii) reducing the maximum permitted consolidated leverage ratio to 3.50 to 1.0, with an option for a one-time increase to 4.0 to 1.0 in connection with a material acquisition. The Company may prepay any amounts outstanding under the Credit Agreement without premium or penalty. The Credit Agreement contains affirmative, negative and financial covenants customary for financings of this type, including, among other things, limitations on certain other indebtedness, loans and investments, liens, mergers, asset sales, and transactions with affiliates. The Credit Agreement also contains customary events of default. The Company paid fees of approximately $2.2 million in connection with the closing of the Credit Agreement which is included in other long-term assets in the Company’s Consolidated Balance Sheets.

On February 9, 2023, the Company further amended the Credit Agreement to replace LIBOR with a new benchmark interest rate, the Secured Overnight Financing Rate (“SOFR”). There were no other significant changes to the Credit Agreement as a result of this amendment.

As of December 31, 2022, the Company had $642.1 million of remaining borrowing availability under the revolving credit facility. The Company used $7.9 million of the revolving credit facility for letters of credit outstanding as of December 31, 2022. Borrowings under the revolving credit facility are classified as long-term debt in the Company’s Consolidated Balance Sheets, as principal payments are not required until the maturity date.

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

The 2021 Note Amendments amended certain covenants and other terms, including the reduction of the maximum permitted consolidated leverage ratio to 3.50 to 1.0, with an option for a one-time increase to 4.0 to 1.0 in connection with a material acquisition, with potential interest enhancement payments if leverage is over 3.25 to 1.0. The Company paid fees of approximately $0.8 million related to the 2021 Note Amendments which is included in deferred loan fees in debt in the Company’s Consolidated Balance Sheets.

Debt Maturities: At December 31, 2022, debt maturities during the next five years and thereafter are as follows:

As of
Year (in millions)	December 31, 2022
2023	$76.9
2024	39.7
2025	39.7
2026	39.7
2027	39.7
Thereafter	281.8
Total Debt	$517.5

Deferred Loan Fees: Activity relating to deferred loan fees for the year ended December 31, 2022 are as follows:

Deferred Loan Fees (in millions)	Amount
Deferred financing costs related to Title XI bonds and private placement debt amendments	$14.3
Deferred fees expensed related to the redemption of private placement debt	(0.1)
Amortization expense for the year ended December 31, 2022	(1.3)
Balance at December 31, 2022	$12.9

As of December 31, 2022, amortization expense relating to deferred loan fees during the next five years and thereafter are as follows:

Year (in millions)	Amount
2023	$1.3
2024	1.2
2025	1.1
2026	1.0
2027	0.9
Thereafter	7.4
Total amortization expense of deferred loan fees	$12.9

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

The 2020 Title XI Debt agreements contain customary representations and warranties as well as affirmative and negative covenants, defaults and other provisions typical for MARAD-guaranteed financings of this type, with definitions, limitations and financial tests all as negotiated between MatNav and MARAD. As part of the 2020 Title XI Debt agreements, certain covenants contained in the Existing Title XI Bonds were eliminated. The covenants in the 2020 Title XI Debt agreements include, among other things, limitations on certain other indebtedness, loans and investments, liens, mergers, asset sales, sale and leasebacks, and transactions with affiliates as defined within the 2020 Title XI Debt agreements. Certain of the covenants in the 2020 Title XI Debt agreements are applicable only upon and during the continuance of either (i) an event of default or (ii) the failure of either the Company or MatNav to meet certain supplemental financial tests, including the following:

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

Debt Security and Guarantees: All of the debt of the Company and MatNav, including related guarantees, as of December 31, 2022 was unsecured, except for the Existing Title XI Bonds and the 2020 Title XI Debt.

Under the 2020 Title XI Debt agreements, MARAD has guaranteed certain obligations of MatNav. MatNav has agreed to reimburse MARAD for any payments it makes under the MARAD guaranty, and MatNav’s obligations to MARAD with respect to the 2020 Title XI Debt are secured by a mortgage on the Vessels and certain other related assets (the “Collateral”), as well as the Existing Vessels (as defined below). In addition, MatNav’s obligations to MARAD with respect to the 2020 Title XI Debt are guaranteed by the Company under an Affiliate Guaranty.

The 2020 Title XI Debt agreements also provide that the two vessels securing the Existing Title XI Bonds – Manukai and Maunawili (the “Existing Vessels”) – also secure the 2020 Title XI Debt until the Existing Title XI Bonds are retired in 2028 and 2029, respectively, subject to certain exceptions.

9.	LEASES

Description of Operating Leases: The Company has different types of operating leases, the specific terms and conditions of which vary from lease to lease. Certain operating lease agreements include terms such as: (i) renewal and early termination options; (ii) early buy-out and purchase options; and (iii) rent escalation clauses. The lease agreements also include provisions for the maintenance of the leased asset and payment of lease related costs. The Company reviews the specific terms and conditions of each lease and, as appropriate, notifies the lessor of any intent to exercise any option in accordance with the terms of the lease. In the normal course of business, the Company expects to be able to renew or replace most of its operating leases with other similar leases as they expire. The Company’s leases do not contain any residual value guarantees.

The Company’s sub-lease income was nominal to the Company’s Consolidated Statements of Income and Comprehensive Income for the years ended December 31, 2022 and 2021. The Company did not have any finance leases during the years ended December 31, 2022 and 2021. Certain of the Company’s lease agreements include rental payments that may be adjusted in the future based on economic conditions and others include rental payments adjusted periodically for inflation. Variable lease expense is disclosed for the adjusted portion of such payments.

The lease type by underlying asset class and maximum terms of the Company’s operating leases are as follows:

Lease Type:	Term
Real estate and terminal leases	65 years
Vessel and barge charter leases	8 years
Operations equipment and other leases	8 years

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

Components of Lease Cost: Components of lease cost recorded in the Company’s Consolidated Statement of Income and Comprehensive Income consists of the following for the years ended December 31, 2022 and 2021:

	Years Ended
	December 31,
(In millions)	2022	2021
Operating lease cost	$162.2	$110.7
Short-term lease cost	0.6	3.1
Variable lease cost	0.8	0.6
Total lease cost	$163.6	$114.4

Other Lease Information: Other information related to the Company’s operating leases consists of the following for the years ended December 31, 2022 and 2021:

	Years Ended
	December 31,
(In millions)	2022	2021
Cash paid for amounts included in operating lease liabilities	$163.4	$107.9
Right of use assets obtained in the exchange for new operating lease liabilities	$131.4	$321.7

	As of December 31,
	2022	2021
Weighted average remaining operating lease term	4.9 years	5.1 years
Weighted average incremental borrowing rate	2.4%	2.1%

Maturities of operating lease liabilities consist of the following at December 31, 2022:

As of
Year (in millions)	December 31, 2022
2023	$151.0
2024	123.2
2025	72.1
2026	29.6
2027	13.9
Thereafter	53.2
Total lease payments	443.0
Less: Interest	(36.9)
Present value of operating lease liabilities	406.1
Less: Short-term portion	(143.6)
Long-term operating lease liabilities	$262.5

Sale and Leaseback of Equipment:  On March 25, 2020, the Company entered into an agreement for the sale and leaseback of multiple tranches of chassis and container equipment. The net proceeds from the sales were $14.3 million, and the gain on the disposal of the equipment was not material to the Company’s Consolidated Financial Statements. The Company subsequently leased back the equipment under a five-year operating lease agreement, and the obligations under the lease are included in the maturities of operating lease liabilities table above. There were no sale and leaseback transactions during 2022 and 2021.

Termination of Vessel Charter: On July 7, 2021, MatNav entered into an agreement to acquire Maunalei which was previously operated under a vessel charter lease agreement for $95.8 million, thereby acquiring the vessel. The Company derecognized the related right-of-use (“ROU”) asset of $27.4 million and ROU liability of $28.5 million, and increased property and equipment by $94.7 million, net, during the year ended December 31, 2021.

10.	INCOME TAXES

Income Taxes:

Income taxes consist of the following for the years ended December 31, 2022, 2021 and 2020:

	Years Ended December 31,
(In millions)	2022	2021	2020
Current:
Federal	$171.5	$181.2	$—
State	18.3	35.6	8.7
Foreign	1.3	2.5	1.4
Total	191.1	219.3	10.1
Deferred:
Deferred tax expense	97.3	24.6	55.8
Total income taxes	$288.4	$243.9	$65.9

Income taxes for the years ended December 31, 2022, 2021 and 2020 differ from amounts computed by applying the statutory federal rate to income before income taxes for the following reasons:

	Years Ended December 31,
	2022	2021	2020
Computed federal income tax expense	21.0%	21.0%	21.0%
State income tax	2.8%	3.1%	3.5%
Foreign-derived intangible income (FDII)	(2.4)%	(2.5)%	—%
Valuation allowance	—%	(0.3)%	(0.2)%
Foreign taxes	0.1%	0.2%	0.6%
Share-based payments	—%	(0.2)%	(0.5)%
Other — net	(0.2)%	(0.5)%	1.0%
Effective income tax rate	21.3%	20.8%	25.4%

The tax effects of temporary differences that gave rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 2022 and 2021, were as follows:

	As of December 31,
(In millions)	2022	2021
Deferred tax assets:
Operating lease liabilities	$102.9	$111.7
Multi-employer withdrawal liabilities	13.3	13.8
Deferred compensation	10.9	10.4
U.S. State alternative minimum tax credits	8.8	4.6
Pension and post-retirement plans	—	11.1
Other	22.7	24.6
Total deferred tax assets	158.6	176.2
Valuation allowance	(7.4)	(5.3)
Total deferred tax assets, net of valuation allowance	151.2	170.9

Deferred tax liabilities:
Basis differences for property and equipment	433.1	423.5
Capital Construction Fund	194.0	1.3
Operating lease right of use assets	100.7	109.3
Intangibles	42.0	41.3
Investment in SSAT	18.7	12.4
Other	9.2	6.0
Total deferred tax liabilities	797.7	593.8
Deferred tax liability, net	$646.5	$422.9

Valuation Allowance: Valuation allowances are recorded against the Company’s foreign income tax net operating losses (“NOLs”), unusable state income tax NOLs and alternative minimum tax credits, and were $7.4 million and $5.3 million as of December 31, 2022 and 2021, respectively. The Company believes that it is more likely than not that the benefit from these deferred assets will not be realized.

Net Operating Losses and Tax Credit Carryforwards: The Company’s NOLs and tax credit carryforwards consist of the following at December 31, 2022 and 2021:

(In millions)	Expiration Date	2022	2021
U.S. Federal income tax NOLs	Various dates beginning in 2027	$0.8	$2.4
U.S. State income tax NOLs (1)	Various dates beginning in 2032	$157.9	$159.8
U.S. State alternative minimum tax credit	No expiration date	$8.6	$4.4
Foreign income tax NOLs	No expiration date	$—	$8.8
(1)	U.S. State income tax NOLs are presented on a gross tax basis. The Company does not expect to benefit from $157.9 million of U.S. State income tax NOLs as of December 31, 2022 and 2021.

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

Unrecognized Tax Benefits (in millions)	Amount
Balance at December 31, 2019	$16.4
Changes in tax positions of prior years, net	2.1
Reductions for lapse of statute of limitations	(0.2)
Balance at December 31, 2020	18.3
Changes in tax positions of prior years, net	1.1
Reductions for lapse of statute of limitations	(0.2)
Balance at December 31, 2021	19.2
Changes in tax positions of prior years, net	6.1
Reductions for lapse of statute of limitations	(0.2)
Balance at December 31, 2022	$25.1

Included in the balance of unrecognized tax benefits at December 31, 2022 are potential benefits of $25.1 million that, if recognized, would affect the Company’s income taxes and effective tax rate. The Company recognizes potential accrued interest and penalties related to unrecognized tax benefits in income taxes. To the extent interest and penalties are not ultimately assessed with respect to the settlement of uncertain tax positions, amounts accrued will be reduced and reflected as a reduction of the Company’s income taxes. Interest accrued related to the balance of unrecognized tax benefits were nominal as of December 31, 2022 and 2021.

The Company is no longer subject to U.S. federal income tax audits for years before 2015. The Company is routinely involved in federal, state, local income and excise tax audits, and foreign tax audits.

Recent U.S. Tax Legislation: On August 16, 2022, the Inflation Reduction Act of 2022 (“IRA”) was signed into law in the United States. The new provisions impose a one percent excise tax on the fair market value of share repurchases after December 31, 2022. The Company does not expect the one percent excise tax to have a material impact on the Company’s financial statements in future periods. Because the excise tax is not an income tax, any amount paid by the Company will be recorded as a component of shareholders’ equity.

The provisions of the IRA also include a 15 percent alternative minimum tax rate that generally applies to U.S. corporations with three-year average adjusted financial statement income in excess of $1 billion, and is effective in taxable years beginning after December 31, 2022. The Company continues to review the provisions of the IRA and monitor the issuance of any guidance related to these provisions. However, based upon its preliminary assessment, the Company does not expect these provisions to have a material impact on the Company’s tax provision in future periods.

11.	PENSION AND POST-RETIREMENT PLANS

The Company had two funded qualified single-employer defined benefit pension plans that cover certain non-bargaining unit employees and bargaining unit employees. Effective December 31, 2022, the plans were merged into a single pension plan. In addition, the Company has plans that provide certain retiree health care and life insurance benefits to substantially all salaried, non-bargaining employees hired before 2008 and to certain bargaining unit employees. Employees are generally eligible for such benefits upon retirement and completion of a specified number of years of service. The Company does not pre-fund these health care and life insurance benefits, and has the right to modify or terminate certain of these plans in the future. Most non-bargaining retirees pay a portion of the benefit costs.

Plan Administration, Investments and Asset Allocations: The Company has a Benefits Investment Committee that meets regularly with investment advisors to establish investment policies, direct investments and select investment options for the qualified plan. The Benefits Investment Committee is also responsible for appointing investment managers and monitoring their performance. The Company’s investment policy permits investments in marketable equity securities, such as domestic and foreign stocks, domestic and foreign bonds, venture capital, real estate investments, and cash equivalents. The Company’s investment policy does not permit direct investment in certain types of assets, such as options or commodities, or the use of certain strategies, such as short selling or the purchase of securities on margin.

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

The Company’s target and actual asset allocations at December 31, 2022 and 2021 were as follows:

Asset Categories	Target	2022	2021
Domestic equity securities	53%	53%	61%
International equity securities	15%	16%	16%
Debt securities	22%	20%	15%
Real estate	5%	7%	6%
Other and cash	5%	4%	2%
Total	100%	100%	100%

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

The expected return on plan assets is principally based on the Company’s historical returns combined with the Company’s long-term future expectations regarding asset class returns, the mix of plan assets, and inflation assumptions. Actual return on plan assets for the periods presented are as follows:

Actual Return on Plan Assets	Returns
One-year return	(11.6)%
Three-year return	4.4%
Five-year return	5.5%
Long-term average return (since plan inception in 1989)	8.0%

The Company’s pension plan assets are held in a trust and are stated at estimated fair values of the underlying investments. Purchases and sales of securities are recorded on a trade-date basis. Interest income is recorded on an accrual basis. Dividends are recorded on the ex-dividend date.

Equity Securities: Domestic and international common stocks are valued by obtaining quoted prices on recognized and highly liquid exchanges.

Fixed Income Securities: Corporate bonds and U.S. government treasury and agency securities are valued based on the closing price reported in the market in which the security is traded. U.S. government agency and corporate asset-backed securities may utilize models, such as a matrix pricing model, that incorporate other observable inputs when broker/dealer quotes are not available, such as cash flow, security structure, or market information.

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

The fair values of the Company’s pension plan assets at December 31, 2022 and 2021 by asset category were as follows:

	Fair Value Measurements at December 31, 2022
		Quoted Prices in	Significant	Significant
		Active Markets	Observable	Unobservable
Asset Category (in millions)	Total	(Level 1)	Inputs (Level 2)	Inputs (Level 3)
Cash	$8.8	$8.8	$—	$—
Equity securities:
U.S. large-cap	69.1	69.1	—	—
U.S. mid- and small-cap	41.5	41.5	—	—
International large-cap	6.2	6.2	—	—
Fixed income securities:
U.S. Treasuries	17.4	—	17.4	—
Municipal bonds	0.2	—	0.2	—
Investment grade U.S. corporate bonds	22.8	—	22.8	—
Convertible Bonds	0.3	—	0.3	—
International Fixed Income	0.1	—	0.1	—
Total	166.4	$125.6	$40.8	$—
Investment measured at NAV (1)	40.0
Total plan assets	$206.4

	Fair Value Measurements at December 31, 2021
		Quoted Prices in	Significant	Significant
		Active Markets	Observable	Unobservable
Asset Category (in millions)	Total	(Level 1)	Inputs (Level 2)	Inputs (Level 3)
Cash	$10.7	$10.7	$—	$—
Equity securities:
U.S. large-cap	80.9	80.9	—	—
U.S. mid- and small-cap	61.7	61.7	—	—
International large-cap	7.5	7.5	—	—
Fixed income securities:
U.S. Treasuries	9.6	—	9.6	—
Investment grade U.S. corporate bonds	24.5	—	24.5	—
High-yield U.S. corporate bonds / Non-U.S. Bonds	0.2	—	0.2	—
Total	195.1	$160.8	$34.3	$—
Investment measured at NAV (1)	44.4
Total plan assets	$239.5
(1)	Real estate and private equity funds for which fair value is measured using the NAV per share as a practical expedient are not leveled within the fair value hierarchy and are included as a reconciling item to total plan assets.

Contributions to the qualified single-employer defined benefit pension plans are determined annually by the Company’s pension administrative committee, based upon the actuarially determined minimum required contribution under the Employee Retirement Income Security Act of 1974 (“ERISA”), as amended, the Pension Protection Act of 2006, and the maximum deductible contribution allowed for tax purposes. The Company’s funding policy is to contribute cash so that it meets at least the minimum contribution requirements, with an allowance for discretionary contributions. In 2022, 2021 and 2020, the Company contributed $9.0 million, $9.0 million and $9.0 million, respectively, in pension contributions to these plans.

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

The status of the funded qualified defined benefit pension plan and the unfunded post-retirement benefit plan at December 31, 2022 and 2021 are shown below:

			Post-retirement
	Pension Benefits		Benefits
	December 31,		December 31,
(In millions)	2022	2021	2022	2021
Change in Benefit Obligation:
Benefit obligation at beginning of year	$249.5	$263.1	$29.3	$29.1
Service cost	4.8	4.8	0.7	0.7
Interest cost	7.0	6.4	0.8	0.7
Participant contributions	—	—	0.7	0.8
Actuarial (gain) loss	(59.0)	(10.7)	(14.2)	0.1
Benefits paid, net of subsidies received	(14.1)	(13.0)	(2.0)	(2.1)
Expenses paid	(0.8)	(1.1)	—	—
Benefit obligation at end of year	187.4	249.5	15.3	29.3

Change in Plan Assets:
Fair value of plan assets at beginning of year	238.9	212.8	—	—
Actual return on plan assets	(26.7)	31.2	—	—
Participant contributions	—	—	0.7	0.8
Employer contributions	9.0	9.0	1.3	1.3
Benefits paid, net of subsidies received	(14.1)	(13.0)	(2.0)	(2.1)
Expenses paid	(0.8)	(1.1)	—	—
Fair value of plan assets at end of year	206.3	238.9	—	—
Funded Status and Recognized Liability	$18.9	$(10.6)	$(15.3)	$(29.3)

Qualified pension and post-retirement benefit plans liabilities recognized in the Consolidated Balance Sheets and expenses recognized in accumulated other comprehensive income (loss) at December 31, 2022 and 2021 were as follows:

			Post-retirement
	Pension Benefits		Benefits
	December 31,		December 31,
(In millions)	2022	2021	2022	2021
Non-current assets	$18.9	$1.3	$—	$—
Current liabilities	—	—	(0.9)	(0.9)
Non-current liabilities	—	(11.9)	(14.4)	(28.4)
Total	$18.9	$(10.6)	$(15.3)	$(29.3)

Net (loss) gain, net of taxes	$(25.8)	$(39.9)	$7.6	$(3.7)
Prior service credit, net of taxes	—	0.8	11.1	13.9
Total	$(25.8)	$(39.1)	$18.7	$10.2

The information for qualified defined benefit pension plans with an accumulated benefit obligation in excess of plan assets at December 31, 2022 and 2021 are shown below:

(In millions)	2022	2021
Projected benefit obligation	$—	$247.8
Accumulated benefit obligation	$—	$247.4
Fair value of plan assets	$—	$235.8

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

Components of the net periodic benefit cost and other amounts recognized in other comprehensive income (loss) for the qualified pension plans and the post-retirement benefit plans during 2022, 2021 and 2020 were as follows:

	Pension Benefits			Post-retirement Benefits
	December 31,			December 31,
(In millions)	2022	2021	2020	2022	2021	2020
Components of Net Periodic Benefit Cost (Benefit):
Service cost	$4.8	$4.8	$5.1	$0.7	$0.7	$0.5
Interest cost	7.0	6.4	7.9	0.8	0.7	0.8
Expected return on plan assets	(16.0)	(14.7)	(14.0)	—	—	—
Amortization of net loss (gain)	2.4	5.2	4.5	0.8	1.0	0.5
Amortization of prior service credit	(1.0)	(2.3)	(2.3)	(3.6)	(3.7)	(3.7)
Net periodic benefit cost	(2.8)	(0.6)	1.2	(1.3)	(1.3)	(1.9)

Other Changes in Plan Assets and Benefit Obligations Recognized in Other Comprehensive Income, net of tax:
Net (gain) loss	(12.3)	(20.4)	11.4	(10.7)	—	2.0
Amortization of net (loss) gain	(1.8)	(3.9)	(3.4)	(0.6)	(0.7)	(0.3)
Amortization of prior service credit	0.8	1.7	1.7	2.7	2.8	2.8
Total recognized in other comprehensive (income) loss	(13.3)	(22.6)	9.7	(8.6)	2.1	4.5
Total recognized in net periodic benefit cost and other comprehensive (income) loss	$(16.1)	$(23.2)	$10.9	$(9.9)	$0.8	$2.6

The weighted average assumptions used to determine benefit information during 2022, 2021 and 2020 were as follows:

	Pension Benefits			Post-retirement Benefits
	December 31,			December 31,
	2022	2021	2020	2022	2021	2020
Discount rate (1)	5.60%	2.90%	2.50%	5.50%	3.00%	2.70%
Expected return on plan assets	6.75%	7.00%	7.25%
Rate of compensation increase	4.00% - 3.50%	3.00%	3.00%	4.00% - 3.50%	3.00%	3.00%
Cash balance interest credit rate	3.50% - 3.25%	1.50% - 3.25%	0.75% - 3.25%
Immediate health care cost trend rate:
Pre-65 group				6.60%	5.70%	5.30%
Post-65 group				6.10%	5.80%	5.40%
Ultimate health care cost trend rate				4.00%	4.00%	4.40%
Year ultimate health care cost trend rate is reached:
Pre-65 group				2046	2045	2037
Post-65 group				2046	2045	2036
(1)	The Company derives a single equivalent rate utilizing a yield curve constructed from a portfolio of high-quality corporate bonds with various maturities.

Non-qualified Pension Plans: The Company has non-qualified supplemental pension plans covering certain employees and retirees, which provide for incremental pension payments from the Company’s general funds so that total pension benefits would be substantially equal to amounts that would have been payable from the Company’s qualified pension plans if it were not for limitations imposed by income tax law. A few employees and retirees receive additional supplemental pension benefits. Non-qualified pension plan liabilities recognized in the Consolidated Balance Sheets and expenses recognized in accumulated other comprehensive income (loss) at December 31, 2022 and 2021 are as follows:

	Non-qualified
	Pension Benefits
	December 31,
(In millions)	2022	2021
Current liabilities	$(0.7)	$(1.8)
Non-current liabilities	(3.4)	(3.0)
Total	$(4.1)	$(4.8)

Net loss, net of taxes	$0.1	$(0.7)
Total	$0.1	$(0.7)

Discount rates of 5.5 percent and 2.4 percent were used in determining the 2022 and 2021 non-qualified pension plan obligations, respectively.

Estimated Benefit Payments: The estimated future benefit payments for the next ten years consist of the following as of December 31, 2022:

		Non-qualified
	Pension	Pension	Post-retirement
Year (in millions)	Benefits	Benefits	Benefits (1)
2023	$14.6	$0.7	$0.9
2024	14.8	0.3	0.9
2025	15.1	0.4	1.0
2026	15.2	0.6	1.0
2027	15.4	0.9	1.0
2028-2032	77.7	2.7	4.9
Total	$152.8	$5.6	$9.7
(1)	Net of participant contributions and Medicare Part D subsidies.

Defined Contribution Plans: The Company sponsors defined contribution plans that qualify under Sections 401(a) and 401(k) of the Internal Revenue Code. The Company may make discretionary matching contributions equal to a specified percentage of each participant’s 401(k) contributions and makes other non-discretionary contributions. For the year ended December 31, 2022, the Company provided discretionary matching contributions of up to 3 percent of eligible employee compensation. The Company’s matching contributions expensed in 2022, 2021 and 2020 were $3.6 million, $3.2 million and $3.0 million, respectively.

The Company may also provide a discretionary profit sharing contribution under the qualified defined contribution plans, to salaried, non-bargaining unit employees, if both a minimum threshold of Company performance is achieved and the Board has approved the profit sharing contribution. For certain eligible employees, supplemental profit sharing contributions are credited under a non-qualified plan to be paid after separation from service from the Company’s general funds so that total profit sharing contributions would be substantially equal to amounts that would have been contributed to the Company’s qualified defined contribution plans if it were not for limitations imposed by income tax law. Discretionary profit sharing contributions expensed in 2022, 2021 and 2020 were $2.8 million, $2.5 million and $2.2 million, respectively.

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

The multi-employer pension plans are subject to the plan termination insurance provisions of ERISA and are paying premiums to the Pension Benefit Guaranty Corporation (“PBGC”). The statutes provide that an employer who withdraws from, or significantly reduces its contribution obligation to, a multi-employer plan generally will be required to continue funding its proportional share of the plan’s unfunded vested benefits. As of December 31, 2022, the Company’s estimated benefit plan withdrawal obligations were $170.1 million. Except as described in Note 12, no withdrawal obligations have been recorded by the Company in the Consolidated Balance Sheets at December 31, 2022 and 2021, as the Company has no present intention of withdrawing from and does not anticipate termination of any of these plans.

Information regarding the Company’s participation in multi-employer pension plans is outlined in the table below. The “EIN/Pension Plan Number” column provides the Employer Identification Number (“EIN”) and the three-digit plan number, if applicable. Unless otherwise noted, the most recent Pension Protection Act zone status available in 2022 and 2021 is for the plan’s year-end at December 31, 2022 and 2021, respectively. The zone status is based on information that the Company received from the plan and is certified by the plan’s actuary. Among other factors, plans in the red zone are generally less than 65 percent funded; plans in the orange zone are both a) less than 80 percent funded and b) have an accumulated/expected funding deficiency in any of the next six plan years, net of any amortization extensions; plans in the yellow zone meet either one of the criteria mentioned in the orange zone; and plans in the green zone are at least 80 percent funded. The funding improvement plan (“FIP”) or rehabilitation plan (“RP”) column indicates the status which is either pending or has been implemented. The last column lists the expiration dates of the collective-bargaining agreements to which the plans are subject.

			Pension
			Protection Act
			Zone as of		FIP/RP Status	5%	Contributions of Matson
	EIN/Pension		December 31,		Pending/	Contributor	(in millions)			Surcharge	Expiration
Pension Funds	Plan Number	Notes	2022	2021	Implemented	in 2022	2022	2021	2020	Imposed	Date (2)
American Radio Association Pension Fund	13-6161999-001		Green	Green	Implemented	Yes	$1.1	$1.1	$1.0	No	6/15/2028
Hawaii Longshore Pension Plan	99-0314293-001	(1)	Green	Green	No	Yes	11.9	11.1	—	No	6/30/2022
Hawaii Terminals Multiemployer Pension Plan	20-0389370-001	(1)	N/A	N/A	N/A	N/A	—	—	5.8	N/A	N/A
Hawaii Stevedoring Multiemployer Retirement Plan	99-0314293-001	(1)	N/A	N/A	N/A	N/A	—	—	4.6	N/A	N/A
Master, Mates and Pilots Pension Plan	13-6372630-001		Green	Green	No	Yes	3.8	3.5	3.2	No	6/15/2027,
											6/15/2028
Masters, Mates and Pilots Adjustable Pension Plan	37-1719247-001		Green	Green	No	Yes	2.1	2.0	1.8	No	6/15/2027,
											6/15/2028
MEBA Pension Trust - Defined Benefit Plan	51-6029896-001		Green	Green	No	Yes	4.5	4.3	4.1	No	6/15/2028
OCU Pension Trust Plan	26-1574440-001		Green	Green	No	No	0.5	0.3	0.2	No	6/30/2023
MFOW Supplementary Pension Plan	94-6201677-001		Yellow	Yellow	No	Yes	0.1	0.1	0.1	No	6/30/2026
SIU Pacific District Pension Plan	94-6061923-001		Green	Green	No	Yes	1.5	1.4	1.3	No	6/30/2026
Alaska Teamster - Employer Pension Plan	92-6003463-024		Red	Red	Implemented	Yes	4.0	3.6	3.3	No	6/30/2023,
											6/30/2024,
											6/30/2025,
											6/30/2026
All Alaska Longshore Pension Plan	91-6085352-001		Green	Green	No	Yes	2.0	1.6	1.3	No	6/30/2022
Western Conference of Teamsters Pension Plan	91-6145047-001		Green	Green	No	No	2.1	1.9	1.6	No	3/31/2023
Western Conference of Teamsters Supplemental Benefit Trust	95-3746907-001		Green	Green	No	No	0.1	—	—	No	3/31/2023
OPEIU Local 153 Pension Plan	13-2864289-001		Red	Red	Implemented	No	0.1	0.1	0.1	No	11/9/2023
Seafarers Pension Plan	13-6100329-001	(3)	Green	Green	No	No	—	—	—	No	6/30/2027
Total							$33.8	$31.0	$28.4
(1)	The Hawaii Terminals Multiemployer Pension Plan merged into the Hawaii Stevedoring Multiemployer Retirement Plan effective January 1, 2021 and is formally known as the Hawaii Longshore Pension Plan.
(2)	Represents the expiration date of the collective bargaining agreement. Certain collective bargaining agreements have expired and are currently being renegotiated.
(3)	The Company does not make contributions directly to the Seafarers Pension Plan. Instead, contributions are made to the Seafarers Health and Benefits Plan, and are subsequently re-allocated to the Seafarers Pension Plan at the discretion of the plan Trustee.

The Company also contributes to multi-employer plans that provide post-retirement health and other benefits other than pensions under the terms of collective-bargaining agreements. Benefits provided to active and retired employees and their eligible dependents under these plans include medical, dental, vision and prescription drugs. These plans are not subject to the PBGC plan termination and withdrawal liability provisions of ERISA applicable to multi-employer defined benefit pension plans. Contributions for these multi-employer postretirement health and other benefits were $37.7 million, $34.7 million and $32.5 million in 2022, 2021 and 2020, respectively.

Multi-employer Defined Contribution Plans: The Company contributes to six multi-employer defined contribution pension plans. These plans are not subject to the withdrawal liability provisions of ERISA or the PBGC applicable to multi-employer defined benefit pension plans. Contributions made to these plans by the Company were $6.0 million, $5.6 million and $5.1 million in 2022, 2021 and 2020, respectively.

12.	MULTI-EMPLOYER WITHDRAWAL LIABILITIES

Horizon ceased all of its operations in Puerto Rico during the first quarter of 2015, which resulted in a mass withdrawal from its multi-employer ILA-PRSSA pension fund. The Company assumed this liability as part of the acquisition of Horizon on May 29, 2015. The Company estimated the mass withdrawal liability based upon the required undiscounted quarterly payment of approximately $1.0 million to be paid to the ILA-PRSSA pension fund over a period which ends in March 2040, discounted to present value using the Company’s incremental borrowing rate. Future estimated annual payments to be paid to the ILA-PRSSA pension fund as of December 31, 2022 were as follows:

Year (in millions)	Total
2023	$4.1
2024	4.1
2025	4.1
2026	4.1
2027	4.1
Thereafter	51.4
Total remaining future undiscounted payments due to the ILA-PRSSA pension fund	71.9
Less: amount representing interest	(19.2)
Present value of multi-employer withdrawal liability	52.7
Current portion of multi-employer withdrawal liability (see Note 2)	(4.1)
Long-term portion of multi-employer withdrawal liability (see Note 2)	$48.6

Furthermore, the Company assumed a partial withdrawal liability related to the Local 153 Fund of the OPEIU. The partial withdrawal liability resulted from a decline in the number of contribution base units related to the Local 153 Fund caused by Horizon terminating all of its operations in Puerto Rico during the first quarter of 2015. The Company paid off this partial withdrawal liability of $6.5 million during 2021.

13.ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

Changes in accumulated other comprehensive income (loss) by component, net of tax, consist of the following for the years ended December 31, 2022 and 2021:

			Non-		Accumulated
		Post-	Qualified		Other
	Pension	Retirement	Pension		Comprehensive
(In millions)	Benefits	Benefits	Benefits	Other	Income (Loss)
Balance at December 31, 2020	$(61.7)	$12.2	$(0.6)	$(0.7)	$(50.8)
Amortization of prior service cost	(1.7)	(2.8)	(0.1)	—	(4.6)
Amortization of net loss (gain)	24.3	0.7	—	—	25.0
Foreign currency exchange	—	—	—	(0.9)	(0.9)
Other adjustments	—	—	—	0.4	0.4
Balance at December 31, 2021	(39.1)	10.1	(0.7)	(1.2)	(30.9)
Amortization of prior service cost	(0.8)	(2.7)	—	—	(3.5)
Amortization of net loss (gain)	14.1	11.3	0.8	1.1	27.3
Foreign currency exchange	—	—	—	(0.4)	(0.4)
Other adjustments	—	—	—	0.6	0.6
Balance at December 31, 2022	$(25.8)	$18.7	$0.1	$0.1	$(6.9)

Other comprehensive income (loss) in the Consolidated Statements of Income and Comprehensive Income is shown net of tax benefit (expense) of $(9.3) million, $(8.1) million and $4.2 million for the years ended December 2022, 2021 and 2020, respectively.

14.EARNINGS PER SHARE

Basic earnings per share are determined by dividing net income by the weighted-average common shares outstanding during the year. The calculation of diluted earnings per share includes the dilutive effect of unexercised non-qualified stock options and non-vested stock units. The computation of weighted average dilutive shares outstanding excluded a nominal amount of anti-dilutive non-qualified stock options for each of the years 2022, 2021 and 2020.

The denominators used to compute basic and diluted earnings per share for the years ended December 31, 2022, 2021 and 2020 are as follows:

	Year Ended December 31, 2022			Year Ended December 31, 2021			Year Ended December 31, 2020
		Weighted	Per		Weighted	Per		Weighted	Per
		Average	Common		Average	Common		Average	Common
	Net	Common	Share	Net	Common	Share	Net	Common	Share
(In millions, except per share amounts)	Income	Shares	Amount	Income	Shares	Amount	Income	Shares	Amount
Basic:	$1,063.9	39.0	$27.28	$927.4	42.8	$21.67	$193.1	43.1	$4.48
Effect of Dilutive Securities:	—	0.3	(0.21)	—	0.4	(0.20)	—	0.4	(0.04)
Diluted:	$1,063.9	39.3	$27.07	$927.4	43.2	$21.47	$193.1	43.5	$4.44

15.	SHARE-BASED AWARDS

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

Discretionary Grant Program — Under the Discretionary Grant Program, stock options may be granted with an exercise price no less than 100 percent of the fair market value (defined as the closing market price) of the Company’s common stock on the date of the grant. No stock options have been granted under the 2016 Plan.

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

Share-based compensation expense and other information related to share-based awards for the years ended December 31, 2022, 2021 and 2020 are as follows:

	Years Ended December 31,
Share-based compensation expense, net of estimated forfeitures (in millions)	2022	2021	2020
Share-based compensation expense	$18.3	$19.3	$18.8
Intrinsic value of options exercised	$—	$—	$5.8
Tax benefit realized upon stock vesting	$10.6	$8.0	$3.3
Fair value of stock vested	$44.0	$33.5	$13.1

As of December 31, 2022, unrecognized compensation cost related to non-vested restricted stock units and performance-based equity awards was $18.4 million. Unrecognized compensation cost is expected to be recognized over a weighted average period of approximately 1.7 years.

The following table summarizes non-vested restricted stock unit activity through December 31, 2022 (in thousands, except weighted average grant-date fair value amounts):

	2007 Plan	2016 Plan	Total	Weighted
	Restricted	Restricted	Restricted	Average Grant-
	Stock Units	Stock Units	Stock Units	Date Fair Value
Outstanding at December 31, 2021	1	690	691	$47.61
Granted	—	183	183	100.50
Vested	(1)	(469)	(470)	37.85
Canceled	—	(23)	(23)	72.90
Added by performance factor (1)	—	165	165	33.12
Outstanding at December 31, 2022	—	546	546	$68.38
(1)	Represents shares paid out above target.

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

The Company uses Level 1 inputs for the fair values of its cash, cash equivalents, restricted cash and Capital Construction Fund, and Level 2 inputs for its variable and fixed rate debt.  The fair values of cash, cash equivalents and restricted cash, Capital Construction Fund and variable rate debt approximate their carrying values due to the nature of the instruments. The fair value of fixed rate debt is calculated based upon interest rates available for debt with terms and maturities similar to the Company’s existing debt arrangements.

The carrying value and fair value of the Company’s financial instruments consists of the following as of December 31, 2022 and 2021:

			Quoted Prices in	Significant	Significant
	Total		Active Markets	Observable	Unobservable
	Carrying Value	Total	(Level 1)	Inputs (Level 2)	Inputs (Level 3)

(In millions)	December 31, 2022	Fair Value Measurements at December 31, 2022
Cash and cash equivalents	$249.8	$249.8	$249.8	$—	$—
Restricted cash	$3.9	$3.9	$3.9	$—	$—
Capital Construction Fund	$518.2	$518.2	$518.2	$—	$—
Fixed rate debt	$517.5	$427.3	$—	$427.3	$—

(In millions)	December 31, 2021	Fair Value Measurements at December 31, 2021
Cash and cash equivalents	$282.4	$282.4	$282.4	$—	$—
Restricted cash	$5.3	$5.3	$5.3	$—	$—
Fixed rate debt	$629.0	$615.1	$—	$615.1	$—

17.	COMMITMENTS AND CONTINGENCIES

Commitments and contractual obligations, excluding debt obligations (see Note 8), lease commitments (see Note 9), pension and post-retirement plan commitments, and multi-employer bargaining plan withdrawal obligations (see Note 11 and 12), are as follows as of December 31, 2022:

Commitments and Contractual Obligations (in millions)	Total
Standby letters of credit (1)	$7.9
Bonds (2)	$33.3
Vessel construction obligations (3)	$949.0
Vendor and other obligations (4)	$99.3
(1)	Standby letters of credit are required for the Company’s uninsured workers’ compensation and other insurance programs, and other needs.
(2)	Bonds are required for U.S. Customs and other related matters.
(3)	Vessel construction obligations represent remaining contractual obligations entered into for the construction of three new Jones Act vessels.
(4)	Vendor and other obligations include: (i) non-cancellable contractual capital project obligations; (ii) dry-docking related obligations; and (iii) other contractual obligations. Amounts are considered obligations if a contract has been agreed to specifying significant terms of the contract, and the amounts are not reflected in the Consolidated Balance Sheets.

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

On November 10, 2021, the California Air Resources Board (“CARB”) issued a Notice of Violation (the “NOV”) to Matson for alleged violations of the Airborne Toxic Control Measure for Auxiliary Diesel Engines Operated on Ocean-Going Vessels At-Berth in a California Port pursuant to California Code of Regulations, title 17, section 93118.3. CARB regulations require that a company’s fleet plug into shore power for at least 80 percent of visits at California ports and reduce auxiliary engine power generation by at least 80 percent. The NOV alleges that Matson’s fleet did not meet the 80 percent thresholds during visits to the Port of Long Beach in 2020. The violations were alleged to have been incurred by chartered vessels in the CLX+ service. These chartered vessels were not outfitted with alternative maritime power (“AMP”) capability which would have allowed them to plug into the shore power grid and shut down the vessel diesel generators when at dock. The Company has presented mitigating factors for consideration in settlement discussions with CARB as well as plans to achieve compliance. Although potential penalties for 2020, 2021 and 2022 violations could, in the aggregate, reasonably be expected to exceed $1 million, they are not expected to be material to the Company’s financial condition, results of operations, or cash flows.

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

There have not been any changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the Company’s fiscal fourth quarter ended December 31, 2022, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

A.	Directors

The information about the directors of Matson required under this item will be included under the section captioned “Proposal 1 – Election of Directors” in Matson’s Proxy Statement for the 2023 Annual Meeting of Shareholders to be filed with the SEC within 120 days of the fiscal year ended December 31, 2022 (“Matson’s 2023 Proxy Statement”), which section is incorporated herein by reference.

B.	Information About Our Executive Officers

The information about the executive officers of Matson required under this item will be included under the subsection captioned “Executive Officers” in Matson’s 2023 Proxy Statement, which subsection is incorporated herein by reference.

C.	Corporate Governance

The information about the Audit Committee of the Matson Board of Directors and compliance with Section 16(a) of the Exchange Act, will be included under the subsections captioned “Board of Directors and Committees of Board” and, if applicable, “Delinquent Section 16(a) Reports” in Matson’s 2023 Proxy Statement, which subsections are incorporated herein by reference.

D.	Code of Ethics

The information about Matson’s Code of Ethics required under this item will be included under the subsection captioned “Code of Ethics” in Matson’s 2023 Proxy Statement, which subsection is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION

The information required under this item will be included under the section captioned “Executive Compensation” and the subsections captioned “Compensation of Directors” and “Pay Risk Assessment” in Matson’s 2023 Proxy Statement, which section and subsections are incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Equity Compensation Plan Information: The following table sets forth, as of December 31, 2022, certain information regarding Matson’s equity compensation plan:

Number of shares
	Number of shares				remaining available for
	to be issued		Weighted-average		future issuance under
	upon exercise of		exercise price of		equity compensation
	outstanding options,		outstanding options,		plans (excluding shares
Plan Category	warrants and rights		warrants and rights		reflected in column (a))
	(a)		(b)		(c)
Equity compensation plans approved by shareholders	545,953	(1)	$—	(2)	2,117,506	(3)
Equity compensation plans not approved by shareholders	—		—		—
Total	545,953		$—		2,117,506
(1)	This includes 270,309 shares subject to unvested restricted stock unit awards and 275,644 shares subject to unvested Performance Share awards.
(2)	Restricted stock unit and Performance Share awards do not have exercise prices.
(3)	These shares are available for issuance under the 2016 Plan.

Other information required under this item will be included under the section captioned “Security Ownership of Certain Shareholders” and the subsection captioned “Security Ownership of Directors and Executive Officers” in Matson’s 2023 Proxy Statement, which section and subsection are incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required under this item will be included in the section captioned “Proposal 1 – Election of Directors” and the subsection captioned “Certain Relationships and Transactions” in Matson’s 2023 Proxy Statement, which section and subsection are incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information concerning principal accountant fees and services required under this item will be included under the sections captioned “Audit Committee Report” and “Ratification of Appointment of Independent Registered Public Accounting Firm” in Matson’s 2023 Proxy Statement, which sections are incorporated herein by reference.

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

3	Articles of incorporation and bylaws.

3.1	Amended and Restated Articles of Incorporation of Matson, Inc. (incorporated by reference to Exhibit 3.1 of Matson’s Form 10-Q for the quarter ended June 30, 2012).

3.2	Articles of Amendment to Change Corporate Name (incorporated by reference to Exhibit 4.2 of Matson’s Form S-8 dated October 26, 2012).

3.3	Amended and Restated Bylaws of Matson, Inc. (as amended as of November 6, 2013) (incorporated by reference to Exhibit 3.1 of Matson’s Form 10-Q for the quarter ended September 30, 2013).

4	Description of Registered Securities (incorporated by reference to Exhibit 4 of Matson’s Form 10-K for the year ended December 31, 2019).

10	Material contracts.

10.1**	First Amendment to Credit Agreement among Matson, Inc., Bank of America, N.A., as the Agent, and the lenders thereto, dated as of February 9, 2023.

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

10.13

Consolidated Agreement, Contract No. MA-14454 dated as of April 27, 2020 among Matson Navigation Company, Inc., the United States of America, represented by the Maritime Administrator of the Maritime Administration and, with respect to certain provisions, Matson, Inc. (incorporated by reference to Exhibit 10.1 of Matson’s Form 8-K dated April 30, 2020).

10.14

Note Purchase Agreement dated as of April 27, 2020 among Matson Navigation Company, Inc., the United States of America, represented by the Maritime Administrator of the Maritime Administration and the Federal Financing Bank (incorporated by reference to Exhibit 10.2 of Matson’s Form 8-K dated April 30, 2020).

10.15	Affiliate Guaranty dated as of April 27, 2020 executed by Matson, Inc. (incorporated by reference to Exhibit 10.3 of Matson’s Form 8-K dated April 30, 2020).

10.16

Amendment No. 1 dated June 22, 2020, to Consolidated Agreement, Contract No. MA-14454 dated as of April 27, 2020 among Matson Navigation Company, Inc., the United States of America, represented by the Maritime Administrator of the Maritime Administration and, with respect to certain provisions, Matson, Inc. (incorporated by reference to Exhibit 10.1 of Matson’s Form 8-K dated June 25, 2020).

10.17

Note Purchase Agreement dated as of June 22, 2020 among Matson Navigation Company, Inc., the United States of America, represented by the Maritime Administrator of the Maritime Administration and the Federal Financing Bank (incorporated by reference to Exhibit 10.2 of Matson’s Form 8-K dated June 25, 2020).

10.18

Amendment dated June 22, 2020 to Affiliate Guaranty dated as of April 27, 2020 executed by Matson, Inc. and consented to by MARAD (incorporated by reference to Exhibit 10.3 of Matson’s Form 8-K dated June 25, 2020).

10.19*	Matson, Inc. Excess Benefits Plan, amended and restated effective August 27, 2014 (incorporated by reference to Exhibit 10.1 of Matson’s Form 8-K dated August 28, 2014).

10.20*	Form of Letter Agreement entered into with certain executive officers (incorporated by reference to Exhibit 10.45 of Matson’s Form 10-K for the year ended December 31, 2012).

10.21*	Schedule identifying executive officers who have entered into Form of Letter Agreement (incorporated by reference to Exhibit 10.42 of Matson’s Form 10-K for the year ended December 31, 2014).

10.22*	Form of Letter Agreement entered into with executive officer (incorporated by reference to Exhibit 10.1 of Matson’s Form 8-K dated October 24, 2014).

10.23*,**	Letter Agreement Counter Parties.

10.24*	Amended and Restated Matson, Inc. Executive Severance Plan (incorporated by reference to Exhibit 10.28 of Matson’s Form 10-K for the year ended December 31, 2020).

10.25*	Matson, Inc. Deferred Compensation Plan (incorporated by reference to Exhibit 10.51 of Matson’s Form 10-K for the year ended December 31, 2012).

10.26*	Amendment No. 1 to the Matson, Inc. Deferred Compensation Plan (incorporated by reference to Exhibit 10.30 of Matson’s Form 10-K for the year ended December 31, 2020).

10.27

Contract for Construction of Two Vessels, dated as of August 25, 2016, by and between Matson Navigation Company, Inc. and National Steel and Shipbuilding Company (certain portions of this exhibit have been omitted pursuant to a confidential treatment request submitted to the Commission) (incorporated by reference to Exhibit 10.1 of Matson’s Form 10-Q for the quarter ended September 30, 2016).

10.28	Purchaser’s Corporate Guaranty Agreement, by Matson, Inc., dated as of August 25, 2016 (incorporated by reference to Exhibit 10.2 of Matson’s Form 10-Q for the quarter ended September 30, 2016).

10.29

Contractor’s Corporate Guaranty Agreement, by General Dynamics Corporation, dated as of August 25, 2016 (incorporated by reference to Exhibit 10.3 of Matson’s Form 10-Q for the quarter ended September 30, 2016).

10.30

Form of Capital Construction Fund Agreement with Matson Navigation Company, as amended by Addendums No. 2, No. 5, No. 18, No. 20, No. 31 and No. 33 thereto (incorporated by reference to Exhibit 10.35 of Matson’s Form 10-K for the year ended December 31, 2021).

10.31

Form of Voting Agreement, dated as of November 11, 2014, among Matson Navigation Company, Inc. and certain holders of voting securities of Horizon Lines, Inc. (incorporated by reference to Exhibit 10.1 of Matson’s Form 8-K dated November 11, 2014).

10.32*	Amended and Restated Matson, Inc. 2016 Incentive Compensation Plan (incorporated by reference to Exhibit 99.1 of Matson’s Form S-8 date July 30, 2021).

10.33*	Amended and Restated Matson, Inc. Cash Incentive Plan, effective January 1, 2016 (incorporated by reference to Exhibit 10.63 of Matson’s Form 10-K for the year ended December 31, 2016).

10.34*

Form of 2016 Plan Restricted Stock Unit Award Agreement for Non-Employee Directors (Deferral Election) (incorporated by reference to Exhibit 10.65 of Matson’s Form 10-K for the year ended December 31, 2016).

10.35*	Form of 2016 Plan Time-Based Restricted Stock Unit Agreement for Non-Executive Employees (incorporated by reference to Exhibit 10.60 of Matson’s Form 10-K for the year ended December 31, 2017).

10.36*	Form of 2016 Plan Time-Based Restricted Stock Unit Agreement for Executive Employees (incorporated by reference to Exhibit 10.61 of Matson’s Form 10-K for the year ended December 31, 2017).

10.37*	Form of 2016 Plan Performance Share Award Agreement for Non-Executive Employees (incorporated by reference to Exhibit 10.62 of Matson’s Form 10-K for the year ended December 31, 2017).

10.38*	Form of 2016 Plan Performance Share Award Agreement for Executive Employees (incorporated by reference to Exhibit 10.63 of Matson’s Form 10-K for the year ended December 31, 2017).

10.39*	Form of 2016 Plan Performance Share Award Agreement for Executive Employees (ROIC) (incorporated by reference to Exhibit 10.47 of Matson’s Form 10-K for the year ended December 31, 2020).

10.40*	Form of 2016 Plan Performance Share Award Agreement for Executive Employees (TSR) (incorporated by reference to Exhibit 10.48 of Matson’s Form 10-K for the year ended December 31, 2020).

10.41*	Form of 2016 Plan Performance Share Award Agreement for Non-Executive Employees (incorporated by reference to Exhibit 10.49 of Matson’s Form 10-K for the year ended December 31, 2020).

10.42*	Form of 2016 Plan Time-Based Restricted Stock Unit Agreement for Executive Employees (incorporated by reference to Exhibit 10.50 of Matson’s Form 10-K for the year ended December 31, 2020).

10.43*	Form of 2016 Plan Time-Based Restricted Stock Unit Agreement for Non-Executive Employees (incorporated by reference to Exhibit 10.51 of Matson’s Form 10-K for the year ended December 31, 2020).

10.44*

Form of 2016 Plan Restricted Stock Unit Award Agreement for Non-Employee Directors (No Deferral) (incorporated by reference to Exhibit 10.52 of Matson’s Form 10-K for the year ended December 31, 2020).

10.45*

Form of 2016 Plan Restricted Stock Unit Award Agreement for Non-Employee Directors (Deferral Election) (incorporated by reference to Exhibit 10.53 of Matson’s Form 10-K for the year ended December 31, 2020).

10.46	Amendment to Third Amended and Restated Note Purchase and Private Shelf Agreement, dated as of March 31, 2021 (incorporated by reference to Exhibit 10.2 of Matson’s Form 8-K dated April 5, 2021).

10.47	Amendment to Note Purchase Agreement dated December 21, 2016, dated as of March 31, 2021 (incorporated by reference to Exhibit 10.3 of Matson’s Form 8-K dated April 5, 2021).

10.48†,**	Shipbuilding Contract Vessel Type Aloha Class L – Hull No. 040, by and between Philly Shipyard, Inc. and Matson Navigation Company, Inc., dated as of November 1, 2022.

10.49†,**	Shipbuilding Contract Vessel Type Aloha Class L – Hull No. 041, by and between Philly Shipyard, Inc. and Matson Navigation Company, Inc., dated as of November 1, 2022.

10.50†,**	Shipbuilding Contract Vessel Type Aloha Class L – Hull No. 042, by and between Philly Shipyard, Inc. and Matson Navigation Company, Inc., dated as of November 1, 2022.

21**	Matson, Inc. Subsidiaries as of December 31, 2022.

23**	Consent of Deloitte & Touche, LLP dated February 24, 2023.

31.1**	Certification of Chief Executive Officer, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2**	Certification of Chief Financial Officer, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32***	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS**	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH**	Inline XBRL Taxonomy Extension Schema Document
101.CAL**	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF**	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB**	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE**	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104**	Cover Page Interactive Data File – the cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

*            Indicates management contract or compensatory plan or arrangement.

**          Filed herewith.

***        Furnished herewith.

†            Certain identified information has been excluded from this exhibit pursuant to Item 601(b)(10)(iv) of Regulation S-K because it is both (i) not material and (ii) the type that the registrant treats as private or confidential.

ITEM 16. FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MATSON, INC.
(Registrant)

Date: February 24, 2023	/s/ Matthew J. Cox
Matthew J. Cox
Chairman and
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Matthew J. Cox	Chairman and Chief Executive Officer	February 24, 2023
Matthew J. Cox

/s/ Meredith J. Ching	Director	February 24, 2023
Meredith J. Ching

/s/ Thomas B. Fargo	Director	February 24, 2023
Thomas B. Fargo

/s/ Mark H. Fukunaga	Director	February 24, 2023
Mark H. Fukunaga

/s/ Stanley M. Kuriyama	Director	February 24, 2023
Stanley M. Kuriyama

/s/ Constance H. Lau	Director	February 24, 2023
Constance H. Lau

/s/ Jenai S. Wall	Director	February 24, 2023
Jenai S. Wall

/s/ Joel M. Wine	Executive Vice President and Chief Financial Officer	February 24, 2023
Joel M. Wine

/s/ Kevin L. Stuck	Vice President and Controller (principal accounting officer)	February 24, 2023
Kevin L. Stuck

*****