Form 10-Q
period 2023-09-30
Matson, Inc.
filed 2023-10-31
CIK 3453

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2023

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

Number of shares of common stock outstanding as of September 30, 2023: 34,934,880

MATSON, INC. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

MATSON, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Income and Comprehensive Income

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In millions, except per share amounts)	2023	2022	2023	2022
Operating Revenue:
Ocean Transportation	$669.4	$918.5	$1,837.3	$2,911.6
Logistics	158.1	196.3	468.4	629.8
Total Operating Revenue	827.5	1,114.8	2,305.7	3,541.4

Costs and Expenses:
Operating costs	(624.1)	(738.4)	(1,826.3)	(2,170.5)
Income (Loss) from SSAT	1.3	23.4	(1.9)	82.1
Selling, general and administrative	(72.6)	(64.5)	(210.0)	(192.0)
Total Costs and Expenses	(695.4)	(779.5)	(2,038.2)	(2,280.4)

Operating Income	132.1	335.3	267.5	1,261.0
Interest income	9.3	1.3	26.2	1.3
Interest expense	(2.4)	(5.0)	(9.8)	(14.3)
Other income (expense), net	1.2	2.5	4.8	6.3
Income before Taxes	140.2	334.1	288.7	1,254.3
Income taxes	(20.3)	(68.1)	(54.0)	(268.4)
Net Income	$119.9	$266.0	$234.7	$985.9

Other Comprehensive Income (Loss), Net of Income Taxes:
Net Income	$119.9	$266.0	$234.7	$985.9
Other Comprehensive Income (Loss):
Net change in pension and post-retirement liabilities	(0.8)	(0.7)	(2.5)	0.3
Other adjustments	(0.6)	(1.9)	0.1	(3.5)
Total Other Comprehensive Income (Loss), Net of Income Taxes	(1.4)	(2.6)	(2.4)	(3.2)
Comprehensive Income	$118.5	$263.4	$232.3	$982.7

Basic Earnings Per Share	$3.42	$6.95	$6.59	$24.83
Diluted Earnings Per Share	$3.40	$6.89	$6.56	$24.65

Weighted Average Number of Shares Outstanding:
Basic	35.1	38.3	35.6	39.7
Diluted	35.3	38.6	35.8	40.0

See Notes to Condensed Consolidated Financial Statements.

MATSON, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(Unaudited)

	September 30,	December 31,
(In millions)	2023	2022
ASSETS
Current Assets:
Cash and cash equivalents	$156.5	$249.8
Accounts receivable, net of allowance for credit losses of $11.4 million and $13.0 million, respectively	305.2	268.5
Prepaid expenses and other assets	174.1	241.3
Total current assets	635.8	759.6
Long-term Assets:
Investment in SSAT	81.4	81.2
Property and equipment, net	2,058.5	1,962.5
Operating lease right of use assets	306.2	396.9
Goodwill	327.8	327.8
Intangible assets, net	180.8	174.9
Capital Construction Fund	591.6	518.2
Deferred dry-docking costs, net	56.7	55.3
Other long-term assets	54.0	53.6
Total long-term assets	3,657.0	3,570.4
Total Assets	$4,292.8	$4,330.0

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Current portion of debt	$39.7	$76.9
Accounts payable and accruals	293.8	255.6
Operating lease liabilities	127.7	143.6
Other liabilities	109.4	105.5
Total current liabilities	570.6	581.6
Long-term Liabilities:
Long-term debt, net of deferred loan fees	398.7	427.7
Long-term operating lease liabilities	186.1	262.5
Deferred income taxes	639.3	646.5
Other long-term liabilities	107.8	114.8
Total long-term liabilities	1,331.9	1,451.5
Commitments and Contingencies (see Note 13)
Shareholders’ Equity:
Common stock	26.2	27.2
Additional paid in capital	289.1	290.4
Accumulated other comprehensive loss, net	(9.3)	(6.9)
Retained earnings	2,084.3	1,986.2
Total shareholders’ equity	2,390.3	2,296.9
Total Liabilities and Shareholders’ Equity	$4,292.8	$4,330.0

See Notes to Condensed Consolidated Financial Statements.

MATSON, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Nine Months Ended September 30,
(In millions)	2023	2022
Cash Flows From Operating Activities:
Net income	$234.7	$985.9
Reconciling adjustments:
Depreciation and amortization	108.1	105.6
Amortization of operating lease right of use assets	108.2	113.9
Deferred income taxes	(9.3)	146.3
Share-based compensation expense	17.6	15.5
Loss (income) from SSAT	1.9	(82.1)
Distributions from SSAT	—	40.3
Other	(1.7)	(0.2)
Changes in assets and liabilities:
Accounts receivable, net	(37.1)	13.9
Deferred dry-docking payments	(17.3)	(16.7)
Deferred dry-docking amortization	18.6	18.6
Prepaid expenses and other assets	65.8	(110.2)
Accounts payable, accruals and other liabilities	34.4	(5.0)
Operating lease liabilities	(109.9)	(113.8)
Other long-term liabilities	(14.9)	(9.5)
Net cash provided by operating activities	399.1	1,102.5

Cash Flows From Investing Activities:
Capitalized vessel construction expenditures	(52.1)	(11.9)
Other capital expenditures	(135.4)	(113.4)
Proceeds from disposal of property and equipment, net	0.1	0.4
Payment for intangible asset acquisition	(12.4)	(3.0)
Cash deposits and interest into the Capital Construction Fund	(120.8)	(579.7)
Withdrawals from Capital Construction Fund	49.9	14.7
Net cash used in investing activities	(270.7)	(692.9)

Cash Flows From Financing Activities:
Repayments of debt	(67.2)	(97.2)
Dividends paid	(33.8)	(36.9)
Repurchase of Matson common stock	(108.2)	(296.9)
Tax withholding related to net share settlements of restricted stock units	(12.5)	(19.6)
Net cash used in financing activities	(221.7)	(450.6)

Net Decrease in Cash, Cash Equivalents and Restricted Cash	(93.3)	(41.0)
Cash, Cash Equivalents and Restricted Cash, Beginning of the Period	253.7	287.7
Cash, Cash Equivalents and Restricted Cash, End of the Period	$160.4	$246.7

Reconciliation of Cash, Cash Equivalents and Restricted Cash, End of the Period:
Cash and Cash Equivalents	$156.5	$242.8
Restricted Cash	3.9	3.9
Total Cash, Cash Equivalents and Restricted Cash, End of the Period	$160.4	$246.7

Supplemental Cash Flow Information:
Interest paid, net of capitalized interest (including debt prepaid fees)	$9.6	$13.6
Income tax payments (refunds), net	$(5.3)	$212.4

Non-cash Information:
Capital expenditures included in accounts payable, accruals and other liabilities	$7.8	$3.9
Non-cash payment for intangible asset acquisition	$4.1	$2.2

See Notes to Condensed Consolidated Financial Statements.

MATSON, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Shareholders’ Equity

(Unaudited)

				Accumulated
	Common Stock		Additional	Other
		Stated	Paid In	Comprehensive	Retained
(In millions, except per share amounts)	Shares	Value	Capital	Income (Loss)	Earnings	Total
Balance at December 31, 2022	36.3	$27.2	$290.4	$(6.9)	$1,986.2	$2,296.9
Net income	—	—	—	—	34.0	34.0
Other comprehensive income (loss), net of tax	—	—	—	0.6	—	0.6
Share-based compensation	—	—	4.6	—	—	4.6
Shares issued, net of shares withheld for employee taxes	0.3	0.2	(12.6)	—	—	(12.4)
Shares repurchased	(0.7)	(0.5)	(2.7)	—	(38.9)	(42.1)
Dividends ($0.31 per share)	—	—	—	—	(11.3)	(11.3)
Balance at March 31, 2023	35.9	26.9	279.7	(6.3)	1,970.0	2,270.3
Net income	—	—	—	—	80.8	80.8
Other comprehensive income (loss), net of tax	—	—	—	(1.6)	—	(1.6)
Share-based compensation	—	—	5.2	—	—	5.2
Shares issued, net of shares withheld for employee taxes	—	—	0.1	—	—	0.1
Shares repurchased	(0.6)	(0.6)	(2.3)	—	(39.5)	(42.4)
Dividends ($0.31 per share and $0.32 per share)	—	—	—	—	(22.4)	(22.4)
Balance at June 30, 2023	35.3	26.3	282.7	(7.9)	1,988.9	2,290.0
Net income	—	—	—	—	119.9	119.9
Other comprehensive income (loss), net of tax	—	—	—	(1.4)	—	(1.4)
Share-based compensation	—	—	7.8	—	—	7.8
Shares issued, net of shares withheld for employee taxes	—	—	(0.2)	—	—	(0.2)
Shares repurchased	(0.4)	(0.1)	(1.2)	—	(24.5)	(25.8)
Balance at September 30, 2023	34.9	$26.2	$289.1	$(9.3)	$2,084.3	$2,390.3

				Accumulated
	Common Stock		Additional	Other
		Stated	Paid In	Comprehensive	Retained
(In millions, except per share amounts)	Shares	Value	Capital	Income (Loss)	Earnings	Total
Balance at December 31, 2021	41.0	$30.7	$314.1	$(30.9)	$1,353.5	$1,667.4
Net income	—	—	—	—	339.2	339.2
Other comprehensive income (loss), net of tax	—	—	—	0.2	—	0.2
Share-based compensation	—	—	4.7	—	—	4.7
Shares issued, net of shares withheld for employee taxes	0.2	0.2	(19.5)	—	—	(19.3)
Shares repurchased	(0.7)	(0.5)	(3.1)	—	(65.0)	(68.6)
Dividends ($0.30 per share)	—	—	—	—	(12.9)	(12.9)
Balance at March 31, 2022	40.5	30.4	296.2	(30.7)	1,614.8	1,910.7
Net income	—	—	—	—	380.7	380.7
Other comprehensive income (loss), net of tax	—	—	—	(0.8)	—	(0.8)
Share-based compensation	—	—	5.7	—	—	5.7
Shares issued, net of shares withheld for employee taxes	0.1	—	(0.2)	—	—	(0.2)
Shares repurchased	(1.6)	(1.2)	(7.0)	—	(129.9)	(138.1)
Dividends ($0.30 per share and $0.31 per share)	—	—	—	—	(24.4)	(24.4)
Balance at June 30, 2022	39.0	29.2	294.7	(31.5)	1,841.2	2,133.6
Net income	—	—	—	—	266.0	266.0
Other comprehensive income (loss), net of tax	—	—	—	(2.6)	—	(2.6)
Share-based compensation	—	—	5.1	—	—	5.1
Equity interest in SSAT	—	—	—	—	(15.5)	(15.5)
Shares repurchased	(1.2)	(0.9)	(9.4)	—	(77.7)	(88.0)
Balance at September 30, 2022	37.8	$28.3	$290.4	$(34.1)	$2,014.0	$2,298.6

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

Fiscal Period: The period end for Matson covered by this report is September 30, 2023. The period end for MatNav and its subsidiaries covered by this report is September 29, 2023.

Significant Accounting Policies: The Company’s significant accounting policies are described in Note 2 to the Consolidated Financial Statements included in Part II, Item 8 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2022.

Use of Estimates: The preparation of the interim Condensed Consolidated Financial Statements in conformity with accounting principles generally accepted in the U.S. requires management to make estimates and assumptions that affect the amounts reported. Estimates and assumptions are used for, but not limited to: impairment of investments; impairment of long-lived assets, intangible assets and goodwill; capitalized interest; allowance for doubtful accounts and other receivables; legal contingencies; insurance reserves and other related liabilities; accrual estimates; pension and post-retirement estimates; multi-employer withdrawal liabilities; operating lease assets and liabilities; income (loss) from SSAT; and income taxes. Future results could be materially affected if actual results differ from these estimates and assumptions.

Prepaid Expenses and Other Assets: Prepaid expenses and other assets consisted of the following at September 30, 2023 and December 31, 2022:

	September 30,	December 31,
Prepaid Expenses and Other Assets (in millions)	2023	2022
Income tax receivables, net	$105.2	$170.8
Prepaid fuel	26.7	26.3
Prepaid insurance and insurance related receivables	16.9	17.4
Prepaid operating expenses	8.3	9.0
Prepaid leases	5.4	4.8
Restricted cash - vessel construction obligations	3.9	3.9
Other	7.7	9.1
Total	$174.1	$241.3

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

Recognition of Revenues and Expenses: Revenue in the Company’s Condensed Consolidated Financial Statements is presented net of elimination of intercompany transactions. The following is a description of the Company’s principal revenue generating activities by segment, and the Company’s revenue recognition policy for each activity for the periods presented:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
Ocean Transportation (in millions) (1)	2023	2022	2023	2022
Ocean Transportation services	$654.3	$908.4	$1,799.6	$2,885.3
Terminal and other related services	10.8	5.4	24.3	13.8
Fuel sales	2.7	3.2	8.4	7.9
Vessel management and related services	1.6	1.5	5.0	4.6
Total	$669.4	$918.5	$1,837.3	$2,911.6
(1)	Ocean Transportation revenue transactions are primarily denominated in U.S. dollars except for less than 3 percent of Ocean Transportation revenues which are denominated in foreign currencies.

◾	Ocean Transportation services revenue is recognized ratably over the duration of a voyage based on the relative transit time completed in each reporting period. Vessel operating costs and other ocean transportation operating costs, such as terminal operating overhead and selling, general and administrative expenses, are charged to operating costs as incurred.
◾	Terminal and other related services revenue is recognized as the services are performed. Related costs are recognized as incurred.
◾	Fuel sales revenue and related costs are recognized when the Company has completed delivery of the product to the customer in accordance with the terms and conditions of the contract.
◾	Vessel management and related services revenue is recognized in proportion to the services completed. Related costs are recognized as incurred.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
Logistics (in millions) (1)	2023	2022	2023	2022
Transportation Brokerage and Freight Forwarding services	$138.6	$169.2	$415.8	$548.5
Warehousing and distribution services	11.9	15.5	31.5	41.4
Supply chain management and other services	7.6	11.6	21.1	39.9
Total	$158.1	$196.3	$468.4	$629.8
(1)	Logistics revenue transactions are primarily denominated in U.S. dollars except for less than 3 percent of Logistics revenues which are denominated in foreign currencies.

◾	Transportation Brokerage and Freight Forwarding services revenue consists of amounts billed to customers for services provided. The primary costs include third-party purchased transportation services, agent commissions, labor and equipment. Revenue and the related purchased third-party transportation costs are recognized over the duration of a delivery based upon the relative transit time completed in each reporting period. Labor, agent commissions, and other operating costs are expensed as incurred. The Company reports revenue on a gross basis as the Company serves as the principal in these transactions because it is responsible for fulfilling the contractual arrangements with the customer and has latitude in establishing prices.
◾	Warehousing and distribution services revenue consist of amounts billed to customers for storage, handling, and value-added packaging of customer merchandise. Storage revenue is recognized in the month the service is provided to the customer. Storage related costs are recognized as incurred. Other Warehousing and distribution services revenue and related costs are recognized in proportion to the services performed.
◾	Supply chain management and other services revenue, and related costs are recognized in proportion to the services performed.

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

Capital Construction Fund: The Company’s Capital Construction Fund (“CCF”) is described in Note 7 to the Consolidated Financial Statements included in Part II, Item 8 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2022. A summary of the CCF cash account for the nine months ended September 30, 2023 and 2022 consisted of the following:

	Nine Months Ended
	September 30,
(In millions)	2023	2022
CCF balance at beginning of period	$518.2	$—
Cash deposits into CCF	100.0	579.7
Interest earned on deposits	23.3	—
Qualifying withdrawal payments	(49.9)	(14.7)
CCF balance at end of period	$591.6	$565.0

The Company had $591.6 million and $518.2 million on deposit in the CCF as of September 30, 2023, and December 31, 2022, respectively. Cash on deposit in the CCF is invested in a U.S. Treasury obligations fund with daily liquidity. At September 30, 2023, securities held within this fund had a weighted average life of 44 days. Cash on deposit in the CCF is classified as a long-term asset on the Company’s Condensed Consolidated Balance Sheets, as the Company intends to use withdrawals to fund qualified milestone progress payments for the construction of three new Jones Act vessels.

During the nine months ended September 30, 2023, the Company pledged $200.0 million of accounts receivable into the CCF. There were no pledged amounts during the nine months ended September 30, 2022. As of September 30, 2023 and December 31, 2022, $213.2 million and $9.9 million of eligible accounts receivable were assigned to the CCF, respectively. Due to the nature of the assignment of eligible accounts receivable into the CCF, such assigned amounts are classified as part of accounts receivable in the Condensed Consolidated Balance Sheets.

Investment in SSAT: Condensed income statement information for SSAT for the three and nine months ended September 30, 2023 and 2022 consisted of the following:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In millions)	2023	2022	2023	2022
Operating revenue	$268.4	$369.8	$742.1	$1,191.3
Operating costs and expenses	(269.4)	(286.9)	(754.2)	(894.3)
Operating (loss) income	(1.0)	82.9	(12.1)	297.0
Net Income (Loss) (1)	$1.5	$68.9	$(7.4)	$247.0
Company Share of SSAT’s Net Income (Loss) (2)	$1.3	$23.4	$(1.9)	$82.1
(1)	Includes earnings from equity method investments held by SSAT less earnings allocated to non-controlling interests.
(2)	The Company records its share of net income (loss) from SSAT in costs and expenses in the Condensed Consolidated Statement of Income and Comprehensive Income due to the nature of SSAT’s operations.

The Company’s investment in SSAT was $81.4 million and $81.2 million at September 30, 2023 and December 31, 2022, respectively.

Capitalized Interest: The Company capitalizes interest costs during the period the qualified assets are being readied for their intended use. The Company determined that the vessel construction costs are considered qualifying assets for the purposes of capitalizing interest on these assets. Capitalized interest is determined based on the number of payments incurred related to the construction of these vessels using a weighted average interest rate. The weighted average interest rate is determined using the Company’s average borrowings outstanding during the period. Capitalized interest is included in vessel construction in progress in property and equipment in the Company’s Condensed Consolidated Balance Sheets (see Note 4). During the three and nine months ended September 30, 2023, the Company capitalized $0.8 million and $1.7 million of interest related to the construction of new vessels, respectively. There was no capitalized interest during the three months ended September 30, 2022. During the nine months ended September 30, 2022, the Company capitalized $0.4 million of interest related to the construction of new vessels.

Dividends: The Company’s third quarter 2023 cash dividend of $0.32 per share was paid on September 7, 2023. On October 26, 2023, the Company’s Board of Directors declared a cash dividend of $0.32 per share payable on December 7, 2023 to shareholders of record on November 9, 2023.

Repurchase of Shares: During the three months ended September 30, 2023, the Company repurchased approximately 0.3 million shares for a total cost of $25.8 million. As of September 30, 2023, the maximum number of remaining shares that may be repurchased under the Company’s share repurchase program was approximately 3.0 million shares.

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

The Company’s Ocean Transportation segment provides ocean transportation services to the Logistics segment, and the Logistics segment provides logistics services to the Ocean Transportation segment in certain transactions. Accordingly, inter-segment revenue of $61.1 million and $78.2 million for the three months ended September 30, 2023 and 2022, and $155.6 million and $220.6 million for the nine months ended September 30, 2023 and 2022, respectively, have been eliminated from operating revenues in the table below.

Reportable segment financial information for the three and nine months ended September 30, 2023 and 2022 are as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In millions)	2023	2022	2023	2022
Operating Revenue:
Ocean Transportation (1)	$669.4	$918.5	$1,837.3	$2,911.6
Logistics (2)	158.1	196.3	468.4	629.8
Total Operating Revenue	$827.5	$1,114.8	$2,305.7	$3,541.4
Operating Income:
Ocean Transportation (3)	$118.2	$315.2	$228.4	$1,201.4
Logistics	13.9	20.1	39.1	59.6
Total Operating Income	132.1	335.3	267.5	1,261.0
Interest income	9.3	1.3	26.2	1.3
Interest expense	(2.4)	(5.0)	(9.8)	(14.3)
Other income (expense), net	1.2	2.5	4.8	6.3
Income before Taxes	140.2	334.1	288.7	1,254.3
Income taxes	(20.3)	(68.1)	(54.0)	(268.4)
Net Income	$119.9	$266.0	$234.7	$985.9
(1)	Ocean Transportation operating revenue excludes inter-segment revenue of $22.5 million and $28.0 million for the three months ended September 30, 2023 and 2022, and $57.6 million and $73.8 million for the nine months ended September 30, 2023 and 2022, respectively.
(2)	Logistics operating revenue excludes inter-segment revenue of $38.6 million and $50.2 million for the three months ended September 30, 2023 and 2022, and $98.0 million and $146.8 million for the nine months ended September 30, 2023 and 2022, respectively.
(3)	Ocean Transportation segment information includes $1.3 million and $23.4 million of income from the Company’s equity investment in SSAT for the three months ended September 30, 2023 and 2022, and $(1.9) million and $82.1 million of (loss) income for the nine months ended September 30, 2023 and 2022, respectively.

4.          PROPERTY AND EQUIPMENT

Property and equipment as of September 30, 2023 and December 31, 2022 consisted of the following:

	September 30,	December 31,
(In millions)	2023	2022
Cost:
Vessels	$2,260.4	$2,278.6
Containers and equipment	800.3	762.7
Terminal facilities and other property	147.7	131.5
New vessel construction in progress	102.3	50.2
Other construction in progress	117.4	65.7
Total Property and Equipment	3,428.1	3,288.7
Less: Accumulated Depreciation	(1,369.6)	(1,326.2)
Total Property and Equipment, net	$2,058.5	$1,962.5

New vessel construction in progress at September 30, 2023 and December 31, 2022 includes milestone progress payments, capitalized interest and other costs related to the construction of three new Jones Act vessels.

5.          GOODWILL AND INTANGIBLES

Goodwill by segment as of September 30, 2023 and December 31, 2022 consisted of the following:

	Ocean
(In millions)	Transportation	Logistics	Total
Goodwill	$222.6	$105.2	$327.8

Intangible assets as of September 30, 2023 and December 31, 2022 consisted of the following:

	September 30,	December 31,
(In millions)	2023	2022
Customer Relationships:
Ocean Transportation	$140.6	$140.6
Logistics	111.8	95.3
Total	252.4	235.9
Less: Accumulated Amortization	(98.9)	(88.3)
Total Customer Relationships, net	153.5	147.6
Trade name – Logistics	27.3	27.3
Total Intangible Assets, net	$180.8	$174.9

On February 27, 2023, the Company completed an asset acquisition consisting of customer relationship intangible assets for $16.5 million, which are being amortized over seven years.

The Company evaluates its goodwill and intangible assets for possible impairment in the fourth quarter, or whenever events or changes in circumstances indicate that it is more likely than not that the fair value is less than its carrying amount. The Company has reporting units within the Ocean Transportation and Logistics reportable segments. The Company considered the general economic and market conditions and its impact on the performance of each of the Company’s reporting units. Based on the Company’s assessment of its market capitalization, future forecasts and the amount of excess of fair value over the carrying value of the reporting units in the 2022 annual impairment tests, the Company concluded that an impairment triggering event did not occur during the three months ended September 30, 2023.

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

6.          DEBT

As of September 30, 2023 and December 31, 2022, the Company’s debt consisted of the following:

	September 30,	December 31,
(In millions)	2023	2022
Private Placement Term Loans:
3.66%, payable through 2023	$—	$4.5
3.37%, payable through 2027	51.9	57.7
3.14%, payable through 2031	114.4	132.8
Title XI Debt:
5.34%, payable through 2028	—	13.2
5.27%, payable through 2029	—	15.4
1.22%, payable through 2043	162.2	166.2
1.35%, payable through 2044	121.8	127.7
Total Debt	450.3	517.5
Less: Current portion	(39.7)	(76.9)
Total Long-term Debt	410.6	440.6
Less: Deferred loan fees	(11.9)	(12.9)
Total Long-term Debt, net of deferred loan fees	$398.7	$427.7

Except as described below, the Company’s debt is described in Note 8 to the Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022.

Revolving Credit Facility: The Company’s revolving credit facility has committed available borrowing of up to $650 million and matures on March 31, 2026. As of September 30, 2023, the Company had $642.6 million of remaining borrowing availability under the revolving credit facility. The Company used $7.4 million of the revolving credit facility for letters of credit outstanding as of September 30, 2023. There were no outstanding borrowings under the revolving credit facility as of September 30, 2023 and December 31, 2022.

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

Debt Security and Guarantees: All of the debt of the Company and MatNav, including related guarantees, as of September 30, 2023 was unsecured, except for the Title XI debt.

Debt Maturities: As of September 30, 2023, debt maturities during the next five years and thereafter are as follows:

As of
Year (in millions)	September 30, 2023
Remainder of 2023	$9.7
2024	39.7
2025	39.7
2026	39.7
2027	39.7
Thereafter	281.8
Total Debt	$450.3

7.          LEASES

The Company’s leases are described in Note 9 to the Consolidated Financial Statements included in Part II, Item 8 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2022.

Components of Lease Cost: Components of lease cost recorded in the Company’s Condensed Consolidated Statement of Income and Comprehensive Income for the three and nine months ended September 30, 2023 and 2022 consisted of the following:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In millions)	2023	2022	2023	2022
Operating lease cost	$34.7	$40.8	$114.8	$120.8
Short-term lease cost	3.8	0.2	5.5	0.4
Variable lease cost	0.1	0.2	0.5	0.6
Total lease cost	$38.6	$41.2	$120.8	$121.8

Maturities of operating lease liabilities at September 30, 2023 are as follows:

As of
Year (in millions)	September 30, 2023
Remainder of 2023	$35.2
2024	131.4
2025	75.8
2026	32.7
2027	15.6
Thereafter	57.7
Total lease payments	348.4
Less: Interest	(34.6)
Present value of operating lease liabilities	313.8
Less: Short-term portion	(127.7)
Long-term operating lease liabilities	$186.1

8.          ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

Changes in accumulated other comprehensive income (loss) by component, net of tax, for the nine months ended September 30, 2023 consisted of the following:

					Accumulated
		Post-	Non-		Other
	Pension	Retirement	Qualified		Comprehensive
(In millions)	Benefits	Benefits	Plans	Other	Income (Loss)
Balance at December 31, 2022	$(25.8)	$18.7	$0.1	$0.1	$(6.9)
Amortization of prior service cost	—	(0.7)	—	—	(0.7)
Amortization of net gain (loss)	0.3	(0.4)	—	—	(0.1)
Foreign currency exchange	—	—	—	(0.3)	(0.3)
Other	—	—	—	1.7	1.7
Balance at March 31, 2023	(25.5)	17.6	0.1	1.5	(6.3)
Amortization of prior service cost	—	(0.7)	—	—	(0.7)
Amortization of net gain (loss)	0.2	(0.4)	—	—	(0.2)
Foreign currency exchange	—	—	—	(0.7)	(0.7)
Balance at June 30, 2023	(25.3)	16.5	0.1	0.8	(7.9)
Amortization of prior service cost	—	(0.7)	—	—	(0.7)
Amortization of net gain (loss)	0.2	(0.3)	—	—	(0.1)
Foreign currency exchange	—	—	—	(0.6)	(0.6)
Balance at September 30, 2023	$(25.1)	$15.5	$0.1	$0.2	$(9.3)

Changes in accumulated other comprehensive income (loss) by component, net of tax, for the nine months ended September 30, 2022 consisted of the following:

					Accumulated
		Post-	Non-		Other
	Pension	Retirement	Qualified		Comprehensive
(In millions)	Benefits	Benefits	Plans	Other	Income (Loss)
Balance at December 31, 2021	$(39.1)	$10.1	$(0.7)	$(1.2)	$(30.9)
Amortization of prior service cost	(0.2)	(0.7)	—	—	(0.9)
Amortization of net gain (loss)	0.6	0.2	—	—	0.8
Foreign currency exchange	—	—	—	0.3	0.3
Balance at March 31, 2022	(38.7)	9.6	(0.7)	(0.9)	(30.7)
Amortization of prior service cost	(0.2)	(0.7)	—	—	(0.9)
Amortization of net gain (loss)	0.7	0.2	—	1.1	2.0
Foreign currency exchange	—	—	—	(2.3)	(2.3)
Other adjustments	—	—	—	0.4	0.4
Balance at June 30, 2022	(38.2)	9.1	(0.7)	(1.7)	(31.5)
Amortization of prior service cost	(0.1)	(0.7)	—	—	(0.8)
Amortization of net gain (loss)	—	0.1	—	—	0.1
Foreign currency exchange	—	—	—	(2.0)	(2.0)
Other adjustments	—	—	—	0.1	0.1
Balance at September 30, 2022	$(38.3)	$8.5	$(0.7)	$(3.6)	$(34.1)

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

The carrying value and fair value of the Company’s financial instruments as of September 30, 2023 and December 31, 2022 are as follows:

			Quoted Prices in	Significant	Significant
	Total		Active Markets	Observable	Unobservable
	Carrying Value	Total	(Level 1)	Inputs (Level 2)	Inputs (Level 3)

(In millions)	September 30, 2023	Fair Value Measurements at September 30, 2023
Cash and cash equivalents	$156.5	$156.5	$156.5	$—	$—
Restricted cash	$3.9	$3.9	$3.9	$—	$—
Capital Construction Fund	$591.6	$591.6	$591.6	$—	$—
Fixed rate debt	$450.3	$351.7	$—	$351.7	$—

(In millions)	December 31, 2022	Fair Value Measurements at December 31, 2022
Cash and cash equivalents	$249.8	$249.8	$249.8	$—	$—
Restricted cash	$3.9	$3.9	$3.9	$—	$—
Capital Construction Fund	$518.2	$518.2	$518.2	$—	$—
Fixed rate debt	$517.5	$427.3	$—	$427.3	$—

10.          EARNINGS PER SHARE

Basic earnings per share is determined by dividing net income by the weighted average common shares outstanding during the period. The calculation of diluted earnings per share includes the dilutive effect of unexercised non-qualified stock options and non-vested restricted stock units. The computation of weighted average common shares outstanding excluded a nominal amount of anti-dilutive non-qualified stock options for each period ended September 30, 2023 and 2022.

The computations for basic and diluted earnings per share for the three and nine months ended September 30, 2023 and 2022 are as follows:

	Three Months Ended September 30, 2023			Nine Months Ended September 30, 2023
		Weighted	Per		Weighted	Per
		Average	Common		Average	Common
	Net	Common	Share	Net	Common	Share
(In millions, except per share amounts)	Income	Shares	Amount	Income	Shares	Amount
Basic	$119.9	35.1	$3.42	$234.7	35.6	$6.59
Effect of Dilutive Securities		0.2	(0.02)		0.2	(0.03)
Diluted	$119.9	35.3	$3.40	$234.7	35.8	$6.56

	Three Months Ended September 30, 2022			Nine Months Ended September 30, 2022
		Weighted	Per		Weighted	Per
		Average	Common		Average	Common
	Net	Common	Share	Net	Common	Share
(In millions, except per share amounts)	Income	Shares	Amount	Income	Shares	Amount
Basic	$266.0	38.3	$6.95	$985.9	39.7	$24.83
Effect of Dilutive Securities		0.3	(0.06)		0.3	(0.18)
Diluted	$266.0	38.6	$6.89	$985.9	40.0	$24.65

11.          SHARE-BASED COMPENSATION

The Company granted time-based restricted stock units and performance-based shares to certain of its employees totaling approximately 1,100 and 267,100 shares with a weighted average grant date fair value of $76.50 and $65.89 per share during the three and nine months ended September 30, 2023, respectively.

Total share-based compensation cost recognized in the Condensed Consolidated Statements of Income and Comprehensive Income as a component of selling, general and administrative expenses was $7.8 million and $5.0 million for the three months ended September 30, 2023 and 2022, and $17.6 million and $15.5 million for the nine months ended September 30, 2023 and 2022, respectively. Total unrecognized compensation cost related to unvested share-based compensation arrangements was $30.2 million at September 30, 2023, and is expected to be recognized over a weighted average period of approximately 1.8 years. Total unrecognized compensation cost may be adjusted for any unearned performance shares or forfeited shares.

12.          PENSION AND POST-RETIREMENT PLANS

The Company’s pension and post-retirement plans are described in Note 11 to the Consolidated Financial Statements included in Part II, Item 8 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2022. Components of net periodic benefit cost and other amounts recognized in Other Comprehensive Income (Loss) for the qualified pension plans and the post-retirement benefit plans for the three and nine months ended September 30, 2023 and 2022 consisted of the following:

	Pension Benefits		Post-retirement Benefits
	Three Months Ended September 30,		Three Months Ended September 30,
(In millions)	2023	2022	2023	2022
Components of net periodic benefit cost (credit):
Service cost	$0.3	$1.2	$0.1	$0.2
Interest cost	2.5	1.9	0.3	0.3
Expected return on plan assets	(3.0)	(4.0)	—	—
Amortization of net loss (gain)	0.2	0.1	(0.5)	0.2
Amortization of prior service credit	—	(0.3)	(1.0)	(1.0)
Net periodic benefit cost (credit)	$(0.0)	$(1.1)	$(1.1)	$(0.3)

	Pension Benefits		Post-retirement Benefits
	Nine Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2023	2022	2023	2022
Components of net periodic benefit cost (credit):
Service cost	$2.3	$3.6	$0.2	$0.5
Interest cost	7.5	5.2	0.7	0.7
Expected return on plan assets	(10.4)	(11.9)	—	—
Amortization of net loss (gain)	0.9	1.8	(1.5)	0.6
Amortization of prior service credit	—	(0.8)	(2.8)	(2.8)
Net periodic benefit cost (credit)	$0.3	$(2.1)	$(3.4)	$(1.0)

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

THIRD QUARTER 2023 DISCUSSION AND UPDATE ON BUSINESS CONDITIONS

Ocean Transportation: The Company’s container volume in the Hawaii service in the third quarter 2023 was 1.9 percent lower year-over-year. The decrease was primarily due to lower general demand. In August, Maui experienced a significant economic disruption from devastating wildfires. According to UHERO’s most recent economic report, tourism to the island may not fully recover in the next several years, and the rebuilding of homes and businesses may take many years. In the near-term, Matson expects economic growth in Hawaii to moderate as tourism and visitor arrivals slowly rebound from the effects of the Maui wildfires.

In China, the Company’s container volume in the third quarter 2023 decreased 1.3 percent year-over-year. The decrease was primarily due to CCX volume in the third quarter 2022 (the CCX service was discontinued in the third quarter 2022) partially offset by higher volume in the CLX+ service. Matson continued to realize a significant rate premium over the Shanghai Containerized Freight Index (“SCFI”) in the third quarter 2023 but achieved average freight rates that were lower than in the year ago period. Currently in the Transpacific marketplace, the Company continues to see a reduction of deployed capacity in light of lower volumes as a result of lower consumer demand for retail goods. Absent an economic ‘hard landing’ in the U.S., the Company expects trade dynamics in 2024 to be comparable to 2023 as consumer-related spending activity is expected to remain stable. Regardless of the economic backdrop, Matson expects to continue to earn a significant rate premium to the SCFI reflecting its fast and reliable ocean services and unmatched destination services.

In Guam, the Company’s container volume in the third quarter 2023 decreased 1.9 percent year-over-year primarily due to lower general demand. In the near-term, the Company expects continued improvement in the Guam economy with a low unemployment rate and a modest increase in tourism from low levels.

In Alaska, the Company’s container volume for the third quarter 2023 decreased 9.1 percent year-over-year due to (i) lower export seafood volume from the Alaska-Asia Express service (“AAX”), (ii) lower northbound volume due to lower retail-related demand and (iii) lower southbound volume due to lower domestic seafood volume. In the near-term, the Company expects the Alaska economy to continue to benefit from low unemployment and increased energy-related exploration and production activity as a result of elevated oil prices.

The contribution in the third quarter 2023 from the Company’s SSAT joint venture investment was $1.3 million, or $22.1 million lower than the third quarter 2022. The decrease was primarily driven by lower demurrage revenue and lower lift volume.

Logistics: In the third quarter 2023, operating income for the Company’s Logistics segment was $13.9 million, or $6.2 million lower compared to the level achieved in the third quarter 2022. The decrease was primarily due to a lower contribution from transportation brokerage.

CONSOLIDATED RESULTS OF OPERATIONS

Consolidated Results – Three months ended September 30, 2023 compared with 2022:

	Three Months Ended September 30,
(Dollars in millions, except per share amounts)	2023	2022	Change
Operating revenue	$827.5	$1,114.8	$(287.3)	(25.8)%
Operating costs and expenses	(695.4)	(779.5)	84.1	(10.8)%
Operating income	132.1	335.3	(203.2)	(60.6)%
Interest income	9.3	1.3	8.0	615.4%
Interest expense	(2.4)	(5.0)	2.6	(52.0)%
Other income (expense), net	1.2	2.5	(1.3)	(52.0)%
Income before taxes	140.2	334.1	(193.9)	(58.0)%
Income taxes	(20.3)	(68.1)	47.8	(70.2)%
Net income	$119.9	$266.0	$(146.1)	(54.9)%
Basic earnings per share	$3.42	$6.95	$(3.53)	(50.8)%
Diluted earnings per share	$3.40	$6.89	$(3.49)	(50.7)%

Changes in operating revenue, and operating costs and expenses are further described below in the Analysis of Operating Revenue and Income by Segment.

The increase in interest income for the three months ended September 30, 2023, compared to the three months ended September 30, 2022, was due to increased amounts of cash and CCF funds that are invested in interest bearing accounts, and higher interest rates during the period.

The decrease in interest expense for the three months ended September 30, 2023, compared to the three months ended September 30, 2022, was due to lower outstanding debt during the period, and a higher offset of capitalized interest associated with new vessels construction.

Other income (expense) relates to the amortization of certain components of net periodic benefit costs or gains related to the Company’s pension and post-retirement plans.

Income tax expense was $20.3 million or 14.5 percent of income before taxes for the three months ended September 30, 2023, compared to $68.1 million or 20.4 percent of income before taxes for the three months ended September 30, 2022.

The effective tax rate for the three months ended September 30, 2023 benefited from a 7.8 percent deduction related to return-to-provision true-ups recorded during the three months ended September 30, 2023, primarily due to foreign-derived intangible income (“FDII”) under Section 250 of the Internal Revenue Code that lowered the effective tax rate for the current period, compared to a 0.2 percent deduction related to return-to-provision true-ups recorded during the three months ended September 30, 2022.

Consolidated Results – Nine months ended September 30, 2023 compared with 2022:

	Nine Months Ended September 30,
(Dollars in millions, except per share amounts)	2023	2022	Change
Operating revenue	$2,305.7	$3,541.4	$(1,235.7)	(34.9)%
Operating costs and expenses	(2,038.2)	(2,280.4)	242.2	(10.6)%
Operating income	267.5	1,261.0	(993.5)	(78.8)%
Interest income	26.2	1.3	24.9	1915.4%
Interest expense	(9.8)	(14.3)	4.5	(31.5)%
Other income (expense), net	4.8	6.3	(1.5)	(23.8)%
Income before taxes	288.7	1,254.3	(965.6)	(77.0)%
Income taxes	(54.0)	(268.4)	214.4	(79.9)%
Net income	$234.7	$985.9	$(751.2)	(76.2)%
Basic earnings per share	$6.59	$24.83	$(18.24)	(73.5)%
Diluted earnings per share	$6.56	$24.65	$(18.09)	(73.4)%

Changes in operating revenue, and operating costs and expenses are further described below in the Analysis of Operating Revenue and Income by Segment.

The increase in interest income for the nine months ended September 30, 2023, compared to the nine months ended September 30, 2022, was due to increased amounts of cash and CCF funds that are invested in interest bearing accounts, and higher interest rates during the period.

The decrease in interest expense for the nine months ended September 30, 2023, compared to the nine months ended September 30, 2022, was due to lower outstanding debt during the period, and a higher offset of capitalized interest associated with new vessels construction.

Other income (expense) relates to the amortization of certain components of net periodic benefit costs or gains related to the Company’s pension and post-retirement plans.

Income tax expense was $54.0 million or 18.7 percent of income before taxes for the nine months ended September 30, 2023, compared to $268.4 million or 21.4 percent of income before taxes for the nine months ended September 30, 2022. The effective tax rate for the nine months ended September 30, 2023 benefited from a 3.8 percent deduction related to return-to-provision true-ups recorded during the nine-months ended September 30, 2023, primarily due to FDII that lowered the effective tax rate for the current period.

ANALYSIS OF OPERATING REVENUE AND INCOME BY SEGMENT

Ocean Transportation Operating Results – Three months ended September 30, 2023 compared with 2022:

	Three Months Ended September 30,
(Dollars in millions)	2023	2022	Change
Ocean Transportation revenue	$669.4	$918.5	$(249.1)	(27.1)%
Operating costs and expenses	(551.2)	(603.3)	52.1	(8.6)%
Operating income	$118.2	$315.2	$(197.0)	(62.5)%
Operating income margin	17.7%	34.3%

Volume (Forty-foot equivalent units (FEU), except for automobiles) (1)
Hawaii containers	37,000	37,700	(700)	(1.9)%
Hawaii automobiles	10,100	11,300	(1,200)	(10.6)%
Alaska containers	21,900	24,100	(2,200)	(9.1)%
China containers	39,000	39,500	(500)	(1.3)%
Guam containers	5,300	5,400	(100)	(1.9)%
Other containers (2)	4,300	6,000	(1,700)	(28.3)%
(1)	Approximate volumes included for the period are based on the voyage departure date, but revenue and operating income are adjusted to reflect the percentage of revenue and operating income earned during the reporting period for voyages in transit at the end of each reporting period.
(2)	Includes containers from services in various islands in Micronesia and the South Pacific, and Okinawa, Japan.

Ocean Transportation revenue decreased $249.1 million, or 27.1 percent, during the three months ended September 30, 2023, compared with the three months ended September 30, 2022. The decrease was primarily due to lower average freight rates in China.

On a year-over-year FEU basis, Hawaii container volume decreased 1.9 percent primarily due to lower general demand; Alaska volume decreased 9.1 percent due to (i) lower export seafood volume from the AAX, (ii) lower northbound volume due to lower retail-related demand and (iii) lower southbound volume due to lower domestic seafood volume; China volume was 1.3 percent lower primarily due to CCX volume in 3Q22 (the CCX service was discontinued in 3Q22) partially offset by higher volume in the CLX+ service; Guam volume was 1.9 percent lower primarily due to lower general demand; and Other containers volume decreased 28.3 percent.

Ocean Transportation operating income decreased $197.0 million during the three months ended September 30, 2023, compared with the three months ended September 30, 2022. The decrease was primarily due to lower freight rates in China and a lower contribution from SSAT, partially offset by (i) higher volume in the CLX+ service and (ii) lower operating costs and expenses (including fuel-related expenses) primarily related to the discontinuation of the CCX service.

The Company’s SSAT terminal joint venture investment contributed $1.3 million during the three months ended September 30, 2023, compared to a contribution of $23.4 million during the three months ended September 30, 2022. The decrease was primarily driven by lower demurrage revenue and lower lift volume.

Ocean Transportation Operating Results – Nine months ended September 30, 2023 compared with 2022:

	Nine Months Ended September 30,
(Dollars in millions)	2023	2022	Change
Ocean Transportation revenue	$1,837.3	$2,911.6	$(1,074.3)	(36.9)%
Operating costs and expenses	(1,608.9)	(1,710.2)	101.3	(5.9)%
Operating income	$228.4	$1,201.4	$(973.0)	(81.0)%
Operating income margin	12.4%	41.3%

Volume (Forty-foot equivalent units (FEU), except for automobiles) (1)
Hawaii containers	108,600	112,400	(3,800)	(3.4)%
Hawaii automobiles	29,300	30,500	(1,200)	(3.9)%
Alaska containers	62,200	67,000	(4,800)	(7.2)%
China containers	105,800	134,800	(29,000)	(21.5)%
Guam containers	15,100	16,200	(1,100)	(6.8)%
Other containers (2)	12,800	17,500	(4,700)	(26.9)%

(1)	Approximate volumes included for the period are based on the voyage departure date, but revenue and operating income are adjusted to reflect the percentage of revenue and operating income earned during the reporting period for voyages in transit at the end of each reporting period.
(2)	Includes containers from services in various islands in Micronesia and the South Pacific, and Okinawa, Japan.

Ocean Transportation revenue decreased $1,074.3 million, or 36.9 percent, during the nine months ended September 30, 2023, compared with the nine months ended September 30, 2022. The decrease was primarily due to lower average freight rates and volume in China.

On a year-over-year FEU basis, Hawaii container volume decreased 3.4 percent primarily due to lower general westbound demand and lower eastbound volume; Alaska volume decreased 7.2 percent due to (i) lower export seafood volume from the AAX and (ii) lower southbound volume primarily due to lower domestic seafood volume; China volume was 21.5 percent lower primarily due to (a) CCX volume in the first nine months of 2022 (the CCX service was discontinued in the third quarter 2022) and (b) lower demand for the CLX and CLX+ services including three less CLX+ sailings; Guam volume was 6.8 percent lower primarily due to lower general demand; and Other containers volume decreased 26.9 percent.

Ocean Transportation operating income decreased $973.0 million during the nine months ended September 30, 2023, compared with the nine months ended September 30, 2022. The decrease was primarily due to lower freight rates and volume in China and a lower contribution from SSAT, partially offset by (i) lower operating costs and expenses (including fuel-related expenses) primarily related to the discontinuation of the CCX service and (ii) lower fuel costs and the timing of fuel-related surcharge collections.

The Company’s SSAT terminal joint venture investment contributed $(1.9) million during the nine months ended September 30, 2023, compared to a contribution of $82.1 million during the nine months ended September 30, 2022. The decrease was primarily driven by lower demurrage revenue and lower lift volume.

Logistics Operating Results: Three months ended September 30, 2023 compared with 2022:

	Three Months Ended September 30,
(Dollars in millions)	2023	2022	Change
Logistics revenue	$158.1	$196.3	$(38.2)	(19.5)%
Operating costs and expenses	(144.2)	(176.2)	32.0	(18.2)%
Operating income	$13.9	$20.1	$(6.2)	(30.8)%
Operating income margin	8.8%	10.2%

Logistics revenue decreased $38.2 million, or 19.5 percent, during the three months ended September 30, 2023, compared with the three months ended September 30, 2022. The decrease was primarily due to lower revenue in transportation brokerage.

Logistics operating income decreased $6.2 million, or 30.8 percent, during the three months ended September 30, 2023, compared with the three months ended September 30, 2022. The decrease was primarily due to a lower contribution from transportation brokerage.

Logistics Operating Results: Nine months ended September 30, 2023 compared with 2022:

	Nine Months Ended September 30,
(Dollars in millions)	2023	2022	Change
Logistics revenue	$468.4	$629.8	$(161.4)	(25.6)%
Operating costs and expenses	(429.3)	(570.2)	140.9	(24.7)%
Operating income	$39.1	$59.6	$(20.5)	(34.4)%
Operating income margin	8.3%	9.5%

Logistics revenue decreased $161.4 million, or 25.6 percent, during the nine months ended September 30, 2023, compared with the nine months ended September 30, 2022. The decrease was primarily due to lower revenue in transportation brokerage and supply chain management.

Logistics operating income decreased $20.5 million, or 34.4 percent, during the nine months ended September 30, 2023, compared with the nine months ended September 30, 2022. The decrease was primarily due to lower contributions from transportation brokerage and supply chain management.

LIQUIDITY AND CAPITAL RESOURCES

Sources of liquidity available to the Company as of September 30, 2023, compared to December 31, 2022 were as follows:

Cash, Cash Equivalents, Restricted Cash and Accounts Receivable: Cash and cash equivalents, restricted cash and accounts receivable as of September 30, 2023, compared to December 31, 2022 were as follows:

	September 30,	December 31,
(In millions)	2023	2022	Change
Cash and cash equivalents	$156.5	$249.8	$(93.3)
Restricted cash	$3.9	$3.9	$—
Accounts receivable, net (1)	$305.2	$268.5	$36.7
(1)	As of September 30, 2023 and December 31, 2022, $213.2 million and $9.9 million of eligible accounts receivable were assigned to the CCF, respectively.

Changes in the Company’s cash, cash equivalents and restricted cash for the nine months ended September 30, 2023, compared to the nine months ended September 30, 2022 were as follows:

	Nine Months Ended September 30,
(In millions)	2023	2022	Change
Net cash provided by operating activities (1)	$399.1	$1,102.5	$(703.4)
Net cash used in investing activities (2)	(270.7)	(692.9)	422.2
Net cash used in financing activities (3)	(221.7)	(450.6)	228.9
Net decrease in cash, cash equivalents and restricted cash	(93.3)	(41.0)	(52.3)
Cash, cash equivalents and restricted cash, beginning of the period	253.7	287.7	(34.0)
Cash, cash equivalents and restricted cash, end of the period	$160.4	$246.7	$(86.3)

(1) Changes in net cash provided by operating activities:

Changes in net cash provided by operating activities for the nine months ended September 30, 2023, compared to the nine months ended September 30, 2022, were due to the following:

(In millions)	Change
Net income	$(751.2)
Non-cash depreciation and amortization	2.5
Deferred income taxes	(155.6)
Other non-cash related changes, net	0.6
Income (loss) from SSAT	84.0
Distributions from SSAT	(40.3)
Accounts receivable, net	(51.0)
Prepaid expenses and other assets	176.0
Accounts payable, accruals and other liabilities	39.4
Operating lease liabilities	3.9
Non-cash amortization of operating lease right of use assets	(5.7)
Deferred dry-docking payments	(0.6)
Other long-term liabilities	(5.4)
Total	$(703.4)

Net income was $234.7 million for the nine months ended September 30, 2023, compared to $985.9 million for the nine months ended September 30, 2022. Loss from SSAT was $1.9 million for the nine months ended September 30, 2023, compared to income of $82.1 million for the nine months ended September 30, 2022. The decrease in income from SSAT was due to lower operating profits generated by SSAT during the nine months ended September 30, 2023 as compared to the same prior year period. There were no distributions from SSAT during the nine months ended September 30, 2023, compared to $40.3 million of cash distributions received from SSAT during the nine months ended September 30, 2022. Cash distributions from SSAT are dependent on the level of cash available for distribution after

SSAT’s operational and capital needs. Changes in accounts receivable were primarily due to lower accounts receivable outstanding as of September 30, 2023, as compared to the same prior year period, and also due to the timing of collections associated with those receivables. Changes in prepaid expenses and other assets were primarily due to a decrease in prepaid income taxes for the nine months ended September 30, 2023 as compared to the same prior year period. Changes in accounts payable, accruals and other liabilities were due to the timing of payments associated with those liabilities. Changes in operating lease liabilities were primarily due to new operating lease additions and renewals, offset by operating lease payments and terminations during the nine months ended September 30, 2023, compared to the same prior year period. Deferred dry-docking payments for the nine months ended September 30, 2023 were $17.3 million, compared to $16.7 million for the nine months ended September 30, 2022.

(2) Changes in net cash used in investing activities:

Changes in net cash used in investing activities for the nine months ended September 30, 2023, compared to the nine months ended September 30, 2022, were due to the following:

(In millions)	Change
Cash deposits and interest into the CCF	$458.9
Withdrawals from CCF	35.2
Payment for intangible asset acquisition	(9.4)
Capitalized vessel construction expenditures	(40.2)
Other capital expenditures	(22.0)
Proceeds from disposal of property and equipment, net, and other	(0.3)
Total	$422.2

The Company deposited $100.0 million of cash and received $20.8 million of interest in the CCF, and made $49.9 million of qualifying withdrawals from the CCF during the nine months ended September 30, 2023, compared to $579.7 million of cash deposited into the CCF and $14.7 million of qualifying withdrawals from the CCF during the nine months ended September 30, 2022. There was no interest deposited into the CCF during the nine months ended September 30, 2022. Cash and interest deposits into the CCF are intended to fund milestone payments for the construction of three new Jones Act vessels. During the nine months ended September 30, 2023, the Company paid $12.4 million related to an intangible asset acquisition, compared to $3.0 million paid for intangible asset acquisition during the nine months ended September 30, 2022. Capitalized vessel construction expenditures (including capitalized interest) were $52.1 million for the nine months ended September 30, 2023, compared to $11.9 million for the nine months ended September 30, 2022. Capitalized vessel construction expenditures relate to milestone payments for the construction of three new Jones Act vessels. Other capital expenditures payments were $135.4 million for the nine months ended September 30, 2023, compared to $113.4 million for the nine months ended September 30, 2022. Other capital expenditures primarily relate to vessel related expenditures, the acquisition of containers, chassis and other equipment, and expenditures on other capital related projects. Vessel related expenditures includes payments for the installation of tanks, piping and cryogenic equipment on Daniel K. Inouye during the nine months ended September 30, 2023.

(3) Changes in net cash used in financing activities:

Changes in net cash used in financing activities for the nine months ended September 30, 2023, compared to the nine months ended September 30, 2022, were due to the following:

(In millions)	Change
Repurchase of Matson common stock	$188.7
Repayments of fixed interest debt	30.0
Withholding tax related to net share settlements of restricted stock units	7.1
Dividends paid	3.1
Total	$228.9

During the nine months ended September 30, 2023, the Company paid $108.2 million to repurchase Matson common stock, compared to $296.9 million during the nine months ended September 30, 2022. During the nine months ended September 30, 2023, the Company prepaid $26.4 million of Title XI debt and paid $40.8 million in scheduled fixed debt payments, compared to $50.4 million of prepaid Private Placement Term Loans and $46.8 million in scheduled fixed debt payments during the nine months ended September 30, 2022. During the nine months ended September 30, 2023, the Company paid $12.5 million in payroll taxes related to vested restricted stock units, compared to $19.6 million during the nine months ended September 30, 2022. The decrease in withholding tax was primarily due to the decrease of the Company’s stock price as of the vesting date of the restricted stock units. During the nine months ended September 30, 2023, the Company paid $33.8 million in dividends, compared to $36.9 million during the nine months ended September 30, 2022. The decrease in dividend payments was due to the reduction in common stock outstanding, offset by an increase in dividends declared per share of common stock by the Company.

Capital Construction Fund: Cash on deposit and assigned accounts receivables in the Capital Construction Fund as of September 30, 2023 and December 31, 2022 was as follows:

	September 30,	December 31,
(In millions)	2023	2022
Capital Construction Fund:
Cash on deposit	$591.6	$518.2
Assigned accounts receivables	$213.2	$9.9

During the nine months ended September 30, 2023, the Company deposited $100.0 million of cash and accumulated $23.3 million of interest into the CCF. Cash on deposit in the CCF is invested in a U.S. Treasury obligations fund with daily liquidity. At September 30, 2023, securities held within this fund had a weighted average life of 44 days. Cash on deposit in the CCF is classified as a long-term asset on the Company’s Condensed Consolidated Balance Sheets, as the Company intends to use withdrawals to fund qualified milestone progress payments for the construction of three new Jones Act vessels.

During the nine months ended September 30, 2023, the Company pledged $200.0 million of accounts receivable into the CCF. Assigned accounts receivable in the CCF are classified as part of accounts receivable on the Company’s Condensed Consolidated Balance sheets due to the nature of the assignment.

Debt: Total Debt as of September 30, 2023 and December 31, 2022 is as follows:

	September 30,	December 31,
(In millions)	2023	2022	Change
Fixed interest debt	$450.3	$517.5	$(67.2)
Total Debt	$450.3	$517.5	$(67.2)

Total Debt decreased by $67.2 million during the nine months ended September 30, 2023. The decrease in fixed interest debt was due to prepayments of $26.4 million of outstanding principal of Title XI debt, and scheduled repayments of private placement term loans and Title XI debt during the nine months ended September 30, 2023.

As of September 30, 2023, the Company had $642.6 million of remaining borrowing availability under the revolving credit facility, with a maturity date of March 31, 2026. The Company’s debt is described in Note 6 of Part I, Item 1 above.

Working Capital: The Company had a working capital surplus of $65.2 million and $178.0 million at September 30, 2023 and December 31, 2022, respectively. Working capital is primarily impacted by the amount of net cash provided by operating activities, the amount of capital expenditures, the timing of collections associated with accounts receivable, prepaid expenses and other assets, and by the amount and timing of payments associated with accounts payable, accruals, income taxes and other liabilities. The decrease in working capital surplus at September 30, 2023 compared to December 31, 2022 is primarily due to the decrease in cash generated from operating activities, and cash deposited into the CCF during the nine months ended September 30, 2023.

Capital Expenditures: There were no material changes during the quarter ended September 30, 2023 to the Company’s expected capital expenditures for the years ending December 31, 2023 and 2024 that are described in Part II, Item 7 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2022.

The following represents the estimated timing of future milestone payments under the vessel construction agreements as of September 30, 2023, as described in Part II, Item 7 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2022:

	Paid as of	Future Milestone Payments By Period
(in millions)	September 30, 2023	Remainder of 2023	2024-2025	2026-2027	Thereafter	Total
Three Aloha Class Containerships	$99.9	$—	$422.0	$464.0	$13.1	$999.0

Repurchase of Shares: During the three months ended September 30, 2023, the Company repurchased approximately 0.3 million shares for a total cost of $25.8 million. The maximum number of remaining shares that may be purchased under the Company’s share repurchase program was approximately 3.0 million shares at September 30, 2023.

Other Material Cash Requirements: There were no other material changes during the quarter ended September 30, 2023 to the Company’s other cash requirements that are described in Part II, Item 7 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2022.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

There have been no changes during this quarter to the Company’s critical accounting policies and estimates as discussed in Part II, Item 7 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2022.

OTHER MATTERS

The Company’s third quarter 2023 cash dividend of $0.32 per share was paid on September 7, 2023. On October 26, 2023, the Company’s Board of Directors declared a cash dividend of $0.32 per share payable on December 7, 2023 to shareholders of record on November 9, 2023.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures.

The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this report. Based on such evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that, as of September 30, 2023, the Company’s disclosure controls and procedures are effective.

Changes in Internal Control Over Financial Reporting.

There were no changes in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the three months ended September 30, 2023, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(c) Purchases of Equity Securities by the Issuer and Affiliated Purchases.

The following is the summary of Matson shares that were repurchased under the Company’s share repurchase program during the three months ended September 30, 2023:

			Total Number of	Maximum Number
			Shares Purchased	of Shares that May
	Total Number of		as Part of Publicly	Be Purchased
	Shares	Average Price	Announced Plans or	Under the Plans or
Period	Purchased	Paid Per Share	Programs (1)	Programs
July 1 – 31, 2023	105,545	$78.59	105,545	3,157,166
August 1 – 31, 2023	77,689	$90.04	77,689	3,079,477
September 1 – 30, 2023	117,850	$86.87	117,850	2,961,627
Total	301,084	$84.79	301,084
(1)	On June 24, 2021, the Company announced that Matson’s Board of Directors had approved a share repurchase program of up to 3.0 million shares of common stock from August 3, 2021 through August 2, 2024. On January 27, 2022, the Company’s Board of Directors approved an addition of 3.0 million shares to the Company’s existing share repurchase program. On August 23, 2022, the Company’s Board of Directors approved an addition of 3.0 million shares to the Company’s existing share repurchase program. On April 27, 2023, the Company’s Board of Directors approved an addition of 3.0 million shares to the Company’s existing share repurchase program, for a total of 12.0 million shares of common stock in the program since it was established, and extended the program to December 31, 2025. Shares will be repurchased in the open market from time to time, and may be made pursuant to a trading plan in accordance with Rule 10b5-1 of the Security Exchange Act of 1934.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

None.

ITEM 5. OTHER INFORMATION

(c) Trading Plans

During the quarter ended September 30, 2023, no director or Section 16 officer adopted or terminated any Rule 10b5-1 trading arrangements or non-Rule 10b5-1 trading arrangements.

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

MATSON, INC.
(Registrant)

Date: October 31, 2023	/s/ Joel M. Wine
Joel M. Wine
Executive Vice President and
Chief Financial Officer

Date: October 31, 2023	/s/ Kevin L. Stuck
Kevin L. Stuck
Vice President and Controller
(principal accounting officer)