Form 10-K
period 2023-12-31
Matson, Inc.
filed 2024-02-23
CIK 3453

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2023

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
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ◻

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Aggregate market value of Common Stock held by non-affiliates at June 30, 2023: $2,687,446,747

Number of shares of Common Stock outstanding at February 16, 2024: 34,495,712

Documents Incorporated By Reference

The following document is incorporated by reference in Part III of the Annual Report on Form 10-K to the extent described therein: Proxy statement for the annual meeting of shareholders of Matson, Inc. to be held on April 25, 2024.

i

MATSON, INC.

FORM 10-K

Annual Report for the Fiscal Year

Ended December 31, 2023

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

Westbound cargo carried by Matson to Hawaii includes dry containers of mixed commodities, refrigerated commodities, food, beverages, retail merchandise, building materials, automobiles and household goods. Matson’s eastbound cargo from Hawaii includes automobiles, household goods, dry containers of mixed commodities and livestock. The majority of Matson’s Hawaii service revenue is derived from the westbound carriage of containerized freight.

China Service: Matson’s expedited China-Long Beach Express (“CLX”) service is part of an integrated service that carries cargo from Long Beach, California to Honolulu, Hawaii, to Guam, and then to Okinawa, Japan. The vessels continue to Ningbo and Shanghai, China, where they are loaded with cargo to be discharged primarily in Long Beach, California at a Matson-exclusive terminal operated by SSAT. These vessels also carry cargo destined for Hawaii which originated in Guam, Micronesia, Okinawa, China and other Asian countries. Matson provides container transshipment services from many locations in Asia including Southern China, Hong Kong, Vietnam and Xiamen, China to the United States via Shanghai.

Matson operates a second expedited service to the U.S. West Coast with the China-Long Beach Express Plus (“CLX+”) service. The CLX+ service primarily uses chartered vessels and operates weekly from Ningbo and Shanghai, China where they are loaded with cargo to be discharged primarily at Long Beach, California, calling at an SSAT-operated terminal. On February 18, 2024, the Company renamed the CLX+ service to Matson Asia Express (“MAX”).

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

Japan Service: Matson’s Japan service provides weekly carriage between the U.S. West Coast and the port of Naha in Okinawa, Japan, as part of its CLX service. This service mainly carries general sustenance cargo in both dry and refrigerated containers and household goods supporting the U.S. military.

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

Northbound cargo to Alaska consists mainly of dry containers of mixed commodities, refrigerated commodities, food, beverages, retail merchandise, household goods and automobiles. Southbound cargo from Alaska primarily consists of seafood, household goods and automobiles.

Matson’s Alaska-Asia Express (“AAX”) service provides carriage of seafood primarily from Kodiak and Dutch Harbor, Alaska to many locations in Asia via its transshipment ports of Ningbo and Shanghai, China, and Busan, South Korea. The AAX service utilizes CLX+ vessels on their westbound return voyages to China.

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

Vessel Management Services:

Matson contracts with the U.S. Department of Transportation to provide vessel management services to manage and maintain three Ready Reserve Force vessels on behalf of the U.S. Department of Transportation Maritime Administration (“MARAD”).

Vessel Information:

Vessels:

Matson’s fleet includes both owned and chartered vessels. Matson’s owned vessels represent an investment of approximately $2.3 billion. The majority of Matson’s owned vessels are U.S. flagged and Jones Act qualified vessels, and operate in Matson’s Hawaii, China, Guam, Japan, Micronesia and Alaska services. Details of Matson’s active and reserve vessels as of December 31, 2023 are as follows:

			Usable Cargo Capacity				Vessel
			Containers		Vehicles		Design	Approximate	Charter
	Year	Official		Reefer			Speed	Deadweight	Expiration
Name of Vessels	Built	Number	TEUs (1)	Slots	Autos	Length	(Knots) (2)	(Long Tons)	Date (3)
Vessels-Owned:
DANIEL K. INOUYE (4)(8)	2018	1274136	3,160	408	—	854’ 0”	23.5	51,000	—
KAIMANA HILA (4)	2019	1274135	3,220	408	—	854’ 0”	23.5	54,000	—
MANOA (4)(7)	1982	651627	2,824	408	—	860’ 2”	23.0	35,000	—
MAHIMAHI (4)(7)	1982	653424	2,824	408	—	860’ 2”	23.0	35,000	—
LURLINE (4)	2019	1274143	2,750	432	500	869’ 5”	23.0	51,000	—
MATSONIA (4)	2020	1274123	2,750	432	500	869’ 5”	23.0	51,000	—
MANULANI (4)(7)	2005	1168529	2,378	284	—	712’ 0”	22.5	38,000	—
MAUNAWILI (4)(7)	2004	1153166	2,378	326	—	711’ 9”	22.5	37,000	—
MANUKAI (4)(7)	2003	1141163	2,378	326	—	711’ 9”	22.5	38,000	—
R.J. PFEIFFER (4)(7)	1992	979814	2,245	300	—	713’ 6”	23.0	28,000	—
MOKIHANA (4)	1983	655397	1,994	354	1,323	860’ 2”	23.0	30,000	—
MAUNALEI (4)(7)	2006	1181627	1,992	328	—	681’ 1”	22.1	33,000	—
MATSON KODIAK (4)(7)	1987	910308	1,668	280	—	710’ 0”	20.0	20,000	—
MATSON ANCHORAGE (4)(7)	1987	910306	1,668	280	—	710’ 0”	20.0	20,000	—
MATSON TACOMA (4)(7)	1987	910307	1,668	280	—	710’ 0”	20.0	20,000	—
KAMOKUIKI (5)	2000	9232979	707	100	—	433’ 9”	17.5	8,000	—
OLOMANA (6)	2004	9184225	645	120	—	388’ 7”	14.0	8,000	—
IMUA (6)	2004	9184237	645	90	—	388’ 6”	15.0	8,000	—
LILOA II (6)	2006	9184249	630	90	—	388’ 6”	15.0	8,000	—
PAPA MAU (6)	1999	9141704	521	60	—	381’ 5”	14.0	6,000	—
Vessels-Chartered:
MATSON WAIKIKI (6)	2008	9349801	4,946	400	—	902’ 0”	22.5	62,000	September 2025
MATSON LANAI (6)	2007	9334143	4,253	400	—	855’ 2”	24.3	50,000	June 2025
MATSON MAUI (6)	2007	9340764	4,253	400	—	854’ 8”	24.5	50,000	March 2026
MATSON OAHU (6)	2008	9352406	4,245	535	—	853’ 0”	24.3	50,000	October 2024
MATSON KAUAI (6)	2008	9353278	4,218	350	—	881’ 11”	24.8	52,000	January 2025
MATSON MOLOKAI (6)	2007	9338084	2,824	586	—	728’ 10”	22.0	39,000	May 2025

Barges-Owned:
MAUNA LOA (4)	2013	1247426	500	78	—	362’ 6”	—	13,000	—
HALEAKALA (4)	2022	1324310	620	72	—	362’ 6”	—	15,000	—
Barges-Chartered:
ILIULIUK BAY (4)	2013	1249384	178	—	—	250’ 0”	—	4,000	December 2024
(1)	Twenty-foot Equivalent Units (“TEU”) is a standard measure of cargo volume correlated to a standard 20-foot dry cargo container.
(2)	Actual operating speed of the vessel may vary from the Vessel Design Speed.
(3)	Charter expiration date represents the approximate earliest month the vessel can be returned to its owner. Some vessel charter agreements include options for the Company to further extend the charter period.
(4)	U.S. flagged and Jones Act qualified vessel or barge.
(5)	U.S. flagged vessel.
(6)	Foreign-flagged vessel.
(7)	Vessel installed with exhaust gas cleaning systems (commonly referred to as “scrubbers”).
(8)	Vessel can operate on liquified natural gas (“LNG”), conventional or alternative fuels.

Fleet Renewal Program:

Matson is constructing three new vessels with the following specifications and expected delivery dates:

			Usable Cargo Capacity
			Containers			Maximum	Maximum
	Type of	Expected		Reefer		Speed	Deadweight
Class of Vessel	Vessel	Delivery Date	TEUs	Slots	Length	(Knots)	(Long Tons)
Aloha Class	Containership	Q4 2026	3,620	400	853’ 2”	23.5	53,000
Aloha Class	Containership	Q2 2027	3,620	400	853’ 2”	23.5	53,000
Aloha Class	Containership	Q4 2027	3,620	400	853’ 2”	23.5	53,000

Matson expects to deploy the three new vessels in the CLX service and redeploy three existing vessels into the Alaska service. The new vessels will have dual-fuel engines and be equipped with tanks, piping and cryogenic equipment designed to operate on LNG, conventional and alternative fuels. The new vessels are also being designed with state-of-the-art green technology features and fuel-efficient hulls. Each new vessel is expected to provide approximately 500 containers of additional capacity per voyage in the CLX service.

The contract cost of the new vessel program is approximately $1.0 billion in total, and milestone payments are expected to be financed with cash currently on deposit in the Company’s Capital Construction Fund, cash and cash equivalents on the Company’s Consolidated Balance Sheets and through cash flows generated from future operations, borrowings available under the Company’s unsecured revolving credit facility or additional debt financings. Actual and future vessel construction progress milestone payments based on signed agreements and change orders, excluding vessel steel price adjustments, owners’ items and capitalized interest, are expected to be as follows:

	Paid	Future Milestone Payments
Vessel Construction Obligations (in millions)	As of December 31, 2023	2024	2025	2026	2027	2028	Thereafter	Total
Three Aloha Class Containerships	$99.9	$71.0	$367.1	$323.0	$132.0	$6.0	$—	$999.0

Matson is also installing tanks, piping and cryogenic equipment on existing Aloha Class vessels so that they can operate on LNG, conventional and alternative fuels. The LNG installation project on Daniel K. Inouye was completed in the third quarter of 2023 at a total cost of approximately $47 million. LNG installation work on Kaimana Hila is currently scheduled to begin during the second quarter of 2024, and the total cost is expected to be approximately $47 million. Additionally, in the third quarter of 2023, the Company commenced the reengining of Manukai to operate on LNG, conventional and alternative fuels and the total cost is expected to be approximately $72 million.

The three new Aloha Class vessels and LNG installation projects are important steps towards achieving Matson’s medium-term greenhouse gas (“GHG”) emissions goal which is to reduce Scope 1 GHG emissions from its owned fleet by 40% by 2030, using 2016 as a baseline year. Matson has also set a long-term goal to achieve net zero Scope 1 GHG emissions from its owned fleet by 2050. For more information on Matson’s environmental stewardship initiatives, including GHG reduction goals, see Matson’s Sustainability Report and other information available at https://www.matson.com/sustainability.

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

The International Maritime Organization (“IMO”), to which the U.S. and over 100 other countries are signatories, is a specialized agency of the United Nations that sets international environmental standards applicable to vessels operating under the flag of any signatory country. Effective January 1, 2020, the IMO imposed regulations that generally require all vessels to burn fuel oil with a maximum sulfur content of ≤0.5 percent. With respect to North America, all waters, with certain limited exceptions, within 200 nautical miles of U.S. and Canadian coastlines have been designated emission control areas (“ECAs”). Since January 1, 2015, U.S. Environmental Protection Agency regulations have reduced the fuel oil maximum sulfur content in designated ECAs. In addition, since August 1, 2012, the California Air Resources Board has reduced the fuel oil maximum sulfur content to ≤0.1 percent within 24 miles of the California coastline.

All of Matson’s vessels are designed to operate in compliance with current IMO and ECA regulations as applicable. Matson also maintains vessels which may operate as dry-dock relief or for emergency activation purposes under an Environmental Protection Agency (“EPA”) approved ECA permit enabling the use of fuel oil with a maximum sulfur content of ≤0.5 percent within the North America ECA or at any time on IMO compliant fuels.

In June 2021, the IMO adopted regulations requiring that, beginning with a vessel’s first annual, intermediate or renewal survey for an International Air Pollution Prevention (“IAPP”) certificate on or after January 1, 2023, all containerships with more than 10,000 dead weight tons meet specified Energy Efficiency Existing Ship Index (“EEXI”) levels. EEXI is a one-time certification measuring a ship’s theoretical carbon dioxide (“CO2”) emissions per transport work based on its design parameters. Beginning in 2023, containerships with over 5,000 gross tonnage (“GT”) are also required to meet annual Carbon Intensity Indicator (“CII”) levels that become increasingly stringent towards 2030. CII measures how efficiently a ship transports goods, and uses actual CO2 emissions to determine an annual rating. For ships that are not in compliance, a corrective action plan needs to be developed as part of the vessels’ Ship Energy Efficiency Management Plan (“SEEMP”) and approved. The Company believes that its vessels are currently in compliance with these regulations. For more information on Matson’s environmental stewardship initiatives, including GHG emission reduction goals, see Matson’s Sustainability Report and other information available at https://www.matson.com/sustainability.

Hawaii Terminal Modernization and Expansion Program:

Matson completed the first phase of its program to modernize and renovate its terminal facility at Sand Island, Honolulu, and is progressing on the second phase. As part of this program, Matson completed the installation of three new 65 long-ton capacity gantry cranes, upgraded and renovated three existing cranes, demolished four outdated cranes, and installed upgrades to the electrical infrastructure at the terminal. In addition, Matson completed the installation, energization and transition to a new redundant main switchgear. Additional projects for the second phase relate to improvements to its existing backup power generators, installation of new above ground fuel storage tanks and other upgrades at the terminal, and are expected to be completed within the next three years.

The third phase represents a broader and long-term terminal expansion program at the Sand Island terminal facility. Matson expects to expand into Pier 51A and portions of Pier 51B after Pasha Hawaii (“Pasha”) relocates to the newly constructed Kapalama container terminal (“KCT”) facility in 2025. From 2024 to 2025, Matson expects to perform surveying, planning and design work in preparation for this expansion.

Ocean Transportation Equipment:

As a complement to its fleet of vessels, Matson owns a variety of equipment including cranes, terminal equipment, containers and chassis, which represents an investment of approximately $0.8 billion as of December 31, 2023. Matson also leases containers, chassis and other equipment under various operating lease agreements.

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

Foreign-flagged vessels carrying cargo to Hawaii from non-U.S. locations also provide alternatives for companies shipping to Hawaii. Other competitors in the Hawaii service include proprietary operators and contract carriers of bulk cargo, and air freight carriers.

Matson operates three strings of vessels to Hawaii. These strings provide customers an industry-leading five departures from ports on the U.S. West Coast – two each from Long Beach and Oakland, California and one from Tacoma, Washington, with three arrivals in Honolulu each week. Each of these strings operates on a fixed day-of-the-week schedule. One of the vessel strings continues from Honolulu to China before returning to Long Beach. Matson’s frequent sailings and punctuality permit customers to reduce inventory carrying costs. Matson also competes by offering a comprehensive service network to customers, including: the only container service to and from the three largest U.S. West Coast ports; the most efficient terminal network on the U.S. West Coast with three exclusive use terminals provided by SSAT; a dedicated inter-island barge network which is integrated with Matson’s line haul schedule; roll-on/roll-off service from Long Beach and Oakland; a world-class customer service team; and efficiency and experience in handling cargo of many types.

Alaska Service: Matson’s Alaska service has one major U.S. flagged Jones Act competitor, Totem Ocean Trailer Express, Inc., which operates a roll-on/roll-off service between Tacoma, Washington and Anchorage, Alaska. There are also two primary U.S. flagged Jones Act barge operators, Alaska Marine Lines, which mainly provides services from Seattle, Washington to the ports of Anchorage, Dutch Harbor, and other locations in Alaska, and Samson Tug & Barge, which mainly serves Western Alaska and other locations. The barge operators have historically shipped lower value commodities that can accommodate a longer transit time, as well as construction materials and other cargo that are not conducive to movement in containers. Foreign-flagged vessels provide alternatives for companies shipping cargo (mainly seafood) from the Alaska ports of Kodiak and Dutch Harbor to international destinations. Other competitors include air freight carriers and over-the-road trucking services. Matson’s AAX service has two primary competitors, CMA CGM and Maersk Lines, which provide services between Dutch Harbor, Alaska and Asia.

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

China Service: Major competitors to Matson’s China service include large international transpacific carriers such as CMA CGM, OOCL, ZIM, Evergreen and Cosco. Other competitors include air freight carriers.

Matson’s China service (CLX and CLX+) competes by offering fast and reliable service from the ports of Ningbo and Shanghai in China, and feeder services from other Asian ports of origin, to Long Beach, California. Matson provides fixed day-of-the-week arrivals and industry leading cargo availability. Matson’s service is further differentiated by best-in-class stevedoring services provided by SSAT, Matson dedicated terminal space, access to Shippers Transport Express off-dock container yards for faster truck turn times, Matson-dedicated equipment including chassis to speed cargo availability, one-stop intermodal connections, and world-class customer service. Matson also provides intermodal services in coordination with Matson Logistics. Matson has offices located in Shanghai, Shenzhen, Xiamen, Ningbo and Hong Kong, and has contracted with terminal operators in Ningbo and Shanghai.

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

Matson offers customers a fast and reliable weekly service to the port of Naha in Okinawa, Japan as part of the CLX service from three ports on the U.S. West Coast.

Micronesia and South Pacific Services: Matson’s Micronesia and South Pacific services compete with a variety of local and international carriers that provide freight services to the area.

Customer Concentration:

Matson serves customers in numerous industries and carries a wide variety of cargo, mitigating its dependence upon any single customer or single type of cargo. The Company’s 10 largest Ocean Transportation customers account for approximately 16 percent of the Company’s Ocean Transportation revenue. For additional information on Ocean Transportation revenues for the years ended December 31, 2023, 2022 and 2021, see Note 2 to the Consolidated Financial Statements in Item 8 of Part II below.

Seasonality:

Historically, Matson’s Ocean Transportation services have typically experienced seasonality in volume, generally following a pattern of increasing volume starting in the second quarter of each year, culminating in a peak season throughout the third quarter, with subsequent decline in demand during the fourth and first quarters. This seasonality is amplified in the Alaska service primarily due to winter weather and the timing of southbound seafood trade. As a result, earnings have tended to follow a similar pattern, offset by periodic vessel dry-docking and other episodic cost factors, which can lead to earnings variability. In addition, in the China trade, volume demand is generally stronger in the second and third quarters primarily driven by U.S. consumer demand for goods ahead of key retail selling seasons. Freight rates can be impacted by these seasonality trends as well as macro supply and demand variables.

Relatively high inflation and the impact of high interest rates on household discretionary income may affect the demand for consumer goods in our markets, which could impact seasonal variability and demand for the Company’s Ocean Transportation services in 2024.

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

During the years ended December 31, 2023, 2022 and 2021, approximately 55 percent, 39 percent and 41 percent, respectively, of Matson’s Ocean Transportation revenues came from the Hawaii and Alaska trades that were subject to the Jones Act. Matson’s Hawaii and Alaska trade routes are included within the non-contiguous Jones Act market. The commerce of both Hawaii, as an island economy, and Alaska, due to its geographical location, are dependent on ocean transportation. The Jones Act ensures frequent, reliable, roundtrip service to these locations. Matson’s vessels operating in these trade routes are Jones Act qualified and maintained in compliance with such requirements.

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

Logistics Services:

Matson Logistics provides the following services:

Transportation Brokerage Services:  Matson Logistics provides intermodal rail, highway, and other third-party logistics services for North American customers and international ocean carrier customers, including MatNav.  Matson Logistics creates significant benefits and value for its customers through volume purchases of rail, motor carrier and ocean transportation services, augmented by services such as shipment tracking and tracing, accessibility to its private fleet of 53-foot intermodal containers and single-vendor invoicing. Matson Logistics operates customer service centers and has sales offices throughout North America.

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

Matson Logistics’ transportation brokerage services compete most directly with C.H. Robinson Worldwide, Hub Group, RXO and other freight brokers and intermodal marketing companies, and asset-invested market leaders such as J.B. Hunt. Matson Logistics competes by relying on the depth, scale and scope of its customer relationships; vendor relationships and rates; network capacity; real-time visibility into the movement of customers’ goods; and other technology solutions. Additionally, while Matson Logistics primarily provides surface transportation brokerage, it also competes to a lesser degree with other forms of transportation for the movement of cargo such as air freight.

Matson Logistics’ freight forwarding services compete most directly with a variety of freight forwarding companies that operate within Alaska including Carlile, Lynden and American Fast Freight.

Customer Concentration:

Matson Logistics serves customers in numerous industries and geographical locations. The Company’s 10 largest logistics customers account for approximately 21 percent of the Company’s Logistics revenue. For additional information on Logistics revenues for the years ended December 31, 2023, 2022 and 2021, see Note 2 to the Consolidated Financial Statements in Item 8 of Part II below.

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

During 2023, Matson had 4,315 employees worldwide, of which 158 employees were based in international locations and 3,012 employees were covered by collective bargaining agreements with unions. These numbers include seagoing personnel who rotate through billets (as described below) and temporary employees, but do not include employees of SSAT or other non-employee affiliates such as agents and contractors. The composition of Matson’s workforce by geography is as follows:

Matson’s fleet of active vessels requires 326 billets to operate. Each billet corresponds to a position on a vessel that typically is filled by two or more employees because seagoing personnel rotate between active sea-duty and time ashore. These amounts exclude billets related to Matson’s foreign-flagged chartered vessels where the vessel owner is responsible for its seagoing personnel. Matson’s vessel management services also employed personnel in 32 billets to manage three U.S. government vessels.

Diversity, Equity and Inclusion (“DE&I”):

For many years, Matson has been committed to improving diversity, providing equal pay for equal work and creating an inclusive culture. While Matson’s workforce is representative of many of the communities where it operates, the Company has taken steps intended to help improve diversity within the Company and industry and to promote inclusivity for all. In 2023, the Company continued to advance many of its diversity, equity and inclusion efforts. This included continuing its efforts to analyze pay among various employee groups to confirm pay equity across the Company.

As part of its overall DE&I strategy, Matson continues to focus on developing and promoting equal employment opportunities, particularly for leadership positions. The Company utilizes both internal and external learning and development programs to encourage and promote career opportunities and inclusivity for all within our diverse employee groups. In 2023, over half of Matson promotions in management roles were women and/or diverse individuals.

Matson is also focused on supporting a more inclusive talent pool over the long-term by encouraging historically underrepresented groups such as women and diverse individuals to pursue careers in the maritime and logistics sectors. To this end, in 2023 the Company awarded seventeen scholarships to diverse, high-achieving students at higher education institutions and maritime academies.

In support of the rollout of a new performance management program, Matson’s DE&I training efforts in 2023 emphasized recognizing and minimizing bias when reviewing employee performance, with over 260 managers participating in the program. Specifically, the training focused on building awareness of types of bias, using objective criteria when assessing performance and increasing the number of performance feedback opportunities.

The composition of Matson’s domestic shoreside workforce by gender and diversity status in 2023 is as follows (data for seagoing personnel is not available to the Company):

The composition of management positions within Matson’s domestic shoreside workforce by gender and diversity status in 2023 is as follows (data for seagoing personnel is not available to the Company):

“Diverse” in these graphs refers to any employee who self-identifies as a minority under the categories established by the Equal Employment Opportunity Commission.

Total Rewards Programs:

Matson provides a highly competitive and balanced total rewards program designed to attract, retain and motivate its employees. While factors such as job, location and business unit ultimately determine which plans an employee may be eligible for, the Company’s total rewards offering includes market competitive base salaries, cash and equity incentives, recognition awards, health and welfare benefits, and employee and employer funded retirement plans. The Company believes that management level positions should have a portion of pay aligned with its short- and long-term business objectives. Accordingly, the Company’s total rewards program contains several pay-for-performance components tied to individual, business unit and Company performance, as well as Matson’s stock price performance.

Succession and Career Planning:

Matson’s workforce is characterized by uniquely skilled, long-tenured employees. To create career pathways for future leaders while planning for the loss of retiring employees, the Company takes a proactive approach to succession and career planning. The Company focuses on providing the next generation of promising talent with the tools they need to build their own careers at Matson. In 2023, 41 percent of open positions were filled through internal promotions. The Company also provided approximately 2,200 hours of employee training and professional development opportunities, and tuition reimbursement programs, while giving annual performance reviews to its non-union workforce.

For more information on Matson’s human capital programs, see our Sustainability Report which is available at www.matson.com/sustainability.

Bargaining Agreements:

Matson’s shoreside and seagoing employees are represented by a variety of unions. Matson has collective bargaining agreements with these unions that expire at various dates in the future. As shown in the chart below, Matson’s shoreside and seagoing union employees comprise 70 percent of Matson’s global workforce.

Matson and SSAT are also members of the Pacific Maritime Association (“PMA”), which on behalf of its members negotiates collective bargaining agreements with the International Longshore and Warehouse Union (“ILWU”) on the U.S. West Coast. The PMA/ILWU collective bargaining agreements cover substantially all U.S. West Coast longshore labor. ILWU employees employed by SSAT are not included in the chart above.

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

Matson makes available, free of charge on or through its Internet website, Matson’s annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, as soon as reasonably practicable after it electronically files such material with, or furnishes them to, the U.S. Securities and Exchange Commission (“SEC”). The address of Matson’s Internet website is www.matson.com. This website and other websites included in this document are provided for convenience only, and the contents of such websites do not constitute a part of and are not incorporated by reference into this Form 10-K.

The SEC maintains an Internet website that contains reports, proxy and information statements, and other information regarding Matson and other issuers that file electronically with the SEC. The address of the SEC’s Internet website is www.sec.gov.

ITEM 1A. RISK FACTORS

The following material risks, events and uncertainties may make an investment in the Company speculative or risky and should be reviewed carefully. The Company faces the material risks set forth below; however, the description below does not purport to include all risks the Company faces, and additional risks or uncertainties that are currently unknown or are not currently believed to be material may occur or become material. The occurrence of these or the risks and uncertainties described below may, in ways the Company may not be able to accurately predict, recognize or mitigate, adversely affect the Company’s business, competitive environment, strategy, financial condition, operating results, cash flows, liquidity, demand, revenue, growth, prospects, reputation or stock price. All forward-looking statements made in this Form 10-K are qualified by the risks and uncertainties described below.

Risks Related to the Jones Act

Repeal, substantial amendment, or waiver of the Jones Act or changes in its application would have an adverse effect on the Company’s business.

The Merchant Marine Act of 1920 (commonly referred to as the Jones Act) regulates all interstate and intrastate marine commerce within the U.S. If the Jones Act were to be repealed, substantially amended or waived and, as a consequence, competitors were to enter the Hawaii or Alaska markets with lower operating costs by utilizing their ability to acquire and operate foreign-flagged and foreign-built vessels and/or being exempt from other U.S. regulations, the Company’s business would be adversely affected. In addition, the Company’s position as a U.S. citizen operator of Jones Act vessels would be negatively impacted if periodic efforts and attempts by foreign interests to circumvent certain aspects of the Jones Act were successful. If maritime cabotage services were included in the General Agreement on Trade in Services, the United States-Mexico-Canada Agreement, or other international trade agreements, or if the restrictions contained in the Jones Act were otherwise altered, the shipping of cargo between covered U.S. ports could be opened to foreign-flagged or foreign-built vessels, which could have other adverse impacts to our business.

The Company’s business would be adversely affected if the Company were determined not to be a U.S. citizen under the Jones Act.

Certain provisions of the Company’s articles of incorporation protect the Company’s ability to maintain its status as a U.S. citizen under the Jones Act. If non-U.S. citizens were able to defeat such articles of incorporation restrictions and own, in the aggregate, more than 25 percent of the Company’s common stock, the Company would no longer be considered a U.S. citizen under the Jones Act. Such an event could result in the Company’s ineligibility to engage in coastwise trade and the imposition of substantial penalties against the Company, including seizure or forfeiture of its vessels.

Risks Related to the Company’s Operations

Changes in macroeconomic conditions, geopolitical developments, or governmental policies, including due to outbreaks of disease, have affected and could in the future affect the Company.

The transportation industry in which the Company operates has been and could in the future be impacted by macroeconomic fluctuations, volatility, downturns, inflation, recessions, rising interest rates and other economic shifts or market instabilities, including due to outbreaks of disease and instability in financial institutions, as well as the development of and changes in governmental policies, relations, priorities and budgeting constraints, and uncertainties resulting from the U.S. political environment, including increased political polarization and the potential for political gridlock (such as the prospect of a shutdown of the U.S. federal government), and geopolitical developments across the jurisdictions in which it operates. For example, there have been increases in geopolitical and trade tensions among a number of the world’s major economies. These tensions have resulted in the implementation of tariffs, non-tariff trade barriers and sanctions, including the use of export control restrictions and sanctions against certain countries and individual companies, which have, and may continue to have, an adverse economic impact in the markets in which the Company operates and could result in a reduced demand for the Company’s services.

These adverse economic conditions may also impact the Company’s customers’ business levels and needs. Within the U.S., a weakening of economic drivers in Hawaii, Alaska and Guam, which include tourism, military spending, construction, personal income growth and employment, the weakening of consumer confidence, market demand, the economy in the U.S. Mainland, inflation, rising interest rates, recessionary fears, increased political polarization and the potential for political gridlock (such as the prospect of a shutdown of the U.S. federal government), and the effect of a change in the strength of the U.S. dollar against other foreign currencies has reduced and could in the future reduce the demand for goods, adversely affecting inland and ocean transportation volumes or rates. In addition, overcapacity in the global or transpacific ocean transportation markets, a change in the cost of goods or currency exchange rates, pressure from U.S. or foreign governments, imposition of tariffs and uncertainties regarding tariff rates or a change in international trade policies could adversely affect freight volumes and rates in the Company’s China services. Additionally, fluctuations in the price of oil could further impact the Alaskan economy, which in turn could impact the Company’s business.

The shipping industry is competitive, and the Company has been and may continue to be impacted by new or increased competition.

The Company has faced and may continue to face new competition by established or start-up shipping operators that enter into the Company’s markets. The shipping industry is competitive with limited barriers to entry, especially in international tradelanes. Ocean carriers can shift vessels in and out of tradelanes or charter vessels to manage capacity and meet customer demands. The Company also competes with air freight carriers some of which are able to offer more attractive schedules and services, or to increase capacity. The entry of a new competitor or the addition of new vessels or capacity by existing competitors on any of the Company’s routes could result in a significant increase in available shipping capacity that could have an adverse effect on the Company’s volumes and rates.

The loss of or damage to key customer relationships may adversely affect the Company’s business.

The Company’s businesses are dependent on their relationships with customers and derive a significant portion of their revenues from the Company’s largest customers. The Company’s business relies on its relationships with the U.S. military, freight forwarders and non-vessel owning common carriers, large retailers and consumer goods manufacturers, as well as other larger customers. For more information regarding the Company’s significant customers, see the discussion in Part I, Item 1 of this Annual Report.

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

The Company’s businesses are dependent upon key vendors who provide terminal, rail, truck, and ocean transportation services. If the Company cannot reliably secure sufficient transportation equipment, capacity or services from these third parties at reasonable prices or rates to meet its or its customers’ needs and schedules, customers may seek to have their transportation and logistics needs met by others on a temporary or permanent basis. If this were to occur, the Company’s business, results of operations and financial condition could be adversely affected.

An increase in fuel prices, changes in the Company’s ability to collect fuel-related surcharges, and/or the cost or limited availability of required fuels may adversely affect the Company’s profits.

Fuel, including LNG fuels and biofuels, is a significant operating expense for the Company’s Ocean Transportation business. The price and supply of fuel are unpredictable and fluctuate based on events beyond the Company’s control, including impacts from global macroeconomic conditions and geopolitical events. Increases in the price of fuel may adversely affect the Company’s results of operations. Any such increases also can lead to increases in other expenses, such as energy costs and costs to purchase outside transportation services. In the Company’s Ocean Transportation and Logistics services segments, the Company utilizes fuel-related surcharges, although increases in the fuel-related surcharges may adversely affect the Company’s competitive position and may not correspond exactly with the timing of increases in fuel expense. Changes in the Company’s ability to collect fuel-related surcharges, including recovery of all or most fuel-related expenses, also may adversely affect its results of operations.

The development of alternative fuels (such as low- or carbon-neutral fuels), including the necessary infrastructure and technology to utilize such fuels, is still in early experimental stages. There is significant uncertainty as to when, if at all, these alternative fuels will become commercially available or viable, and whether Matson will be able to utilize or have access to these alternative fuels (or any such alternative fuels developed in the future) in a timely and cost-effective manner. In addition, advances in fuel technology could require Matson to incur significant capital costs to utilize any such technologies (including, for example, efforts to accelerate building of new vessels, retrofit existing vessels, retire vessels early or make reserve vessels unusable) and Matson may be unable to equip its vessels with these technologies on a timely basis, if at all.

Evolving regulations and stakeholder expectations related to sustainability matters exposes the Company to heightened scrutiny, additional costs, operational challenges and a number of risks.

The SEC and other regulators, investors, advisory firms, employees, customers, suppliers, governments and other stakeholders are increasingly focused on and have established regulations and expectations related to sustainability matters and related corporate practices, disclosures and initiatives. These evolving regulations and expectations may impact the Company’s reputation, business and attractiveness as an investment, employer or business partner to the extent the Company – including its initiatives, goals and reporting – fails to satisfy or is perceived to fail to satisfy those regulations and expectations, including as a result of any third-party rating or assessment. The adoption and expansion of related legislation and regulations have also resulted and may again result in increased capital expenditures and compliance, operational and other costs to the Company. For example, the state of California has adopted new climate change disclosure requirements. Compliance with such rules could require significant effort and resources and result in changes to the Company’s current GHG emission reduction goals.

The Company’s public disclosures on its climate, sustainability, human capital and other initiatives include its goals or expectations with respect to those matters, including GHG emission reduction targets. These disclosures are aspirational and based on standards and frameworks for presenting and measuring progress that are not harmonized and are still developing, assumptions that may change, disclosure controls and procedures that continue to evolve, and with respect to our GHG emissions targets, dependent in part on the industry’s successful and timely development of alternative fuels and technologies. The Company’s use of disclosure frameworks and standards, and the interpretation or application of those frameworks and standards, may change from time to time or differ from those of others. This may result in a lack of consistent or meaningful comparative data from period to period or between the Company and other companies in the same industry. The Company’s initiatives and goals may not be favored by certain stakeholders and could impact the attraction and retention of investors, customers and employees, as well as the Company’s willingness to do business with other companies or customers or their willingness to do business with the Company. Efforts to achieve or accurately track the Company’s initiatives and goals face numerous risks and may be untimely, be unsuccessful, result in additional costs or experience delays, and as a result may have an adverse impact on the Company, including its brand, reputation, financial performance and growth and stock price, and may expose the Company to increased scrutiny from the investment community as well as enforcement authorities.

The Company may not be timely or successful in completing its fleet upgrade initiatives, which may result in significant costs and adversely impact the Company’s ability to meet its climate goals.

The Company’s four new Aloha and Kanaloa class vessels include dual fuel capable engines that can run on low sulfur fuel oil or LNG. The Company has completed the installation of tanks, piping and cryogenic equipment on Daniel K. Inouye to operate on LNG; begun re-engining Manukai; and announced plans for LNG installations on Kaimana Hila in 2024. In addition, the Company has announced plans to construct three new LNG-ready Aloha Class vessels. The Company anticipates making significant capital expenditures in connection with these fleet initiatives. These initiatives may be hindered by substantial delays and long lead times for necessary equipment, including as a result of ongoing supply chain congestion, increased demand across the industry for LNG installations and conversions, and new ship-building. Additional operating costs may be incurred to the extent additional ships are needed to maintain schedule integrity while such updates and installations are performed. Once completed, operation of these vessels may be slowed to the extent they present new maintenance requirements or unforeseen complications.

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

On November 1, 2022, MatNav and Philly Shipyard entered into vessel construction agreements pursuant to which Philly Shipyard will construct three new 3,600-TEU Aloha Class dual-fuel capable containerships, with expected delivery dates during the fourth quarter of 2026 and subsequent deliveries currently expected in the second and fourth quarters of 2027. Failure of any party to the vessel construction agreements to fulfill its obligations under the agreements could have an adverse effect on the Company’s financial position and results of operations. Such a failure could happen for a variety of reasons, including but not limited to (i) delivery delays, (ii) delivery of vessels that fail to meet any of the required operating specifications (for example, capacity, fuel efficiency or speed), (iii) events in South Korea that prevent one or more significant subcontractors to Philly Shipyard from performing, (iv) loss of key personnel at either Philly Shipyard or any of its subcontractors, (v) work stoppages or other labor disruptions that may occur as a result of the failure of Philly Shipyard to negotiate collective bargaining agreements with its unions, or (vi) the insolvency of, or the refusal or inability to perform for any reason, by Philly Shipyard or any of its subcontractors. Significant delays in the delivery of the new vessels could limit our ability to replace aging vessels in the Alaska service without substantial modifications and delay the Company’s ability to upsize the CLX service, which could also have an adverse impact on our business plans, financial condition and results of operations.

The Company’s operations are susceptible to weather, natural disasters, maritime accidents, spill events and other physical and operating risks, including those arising from climate change.

As a maritime transportation company, the Company’s operations are vulnerable to delay, disruptions and loss of life and property as a result of weather, natural disasters and other climate-driven events, such as rising temperatures and heat waves, rising sea levels, bad weather at sea (including increased storm severity), lightning strikes, wildfires, lava flows, hurricanes, typhoons, tsunamis, droughts, windstorms, floods and earthquakes. Climate change has increased and may continue to increase the frequency, severity and uncertainty of such events. For example, sea level rise could potentially impact coastal and other low-lying areas, cause erosion of shorelines, higher water tables and increased flooding, which could damage the Company’s vessels, terminals or facilities. In addition, the Company’s customers and the island communities it serves throughout the Pacific are particularly vulnerable to rising sea levels and severe storms, which may drive inhabitants away from these regions and reduce demand for the Company’s services in the affected areas and adversely impact our business.

The Company’s operations are also vulnerable to risks related to the operation of ocean-going vessels, including risks of potential marine accidents, or disasters, including grounding, fires, explosions, collisions, mechanical failures, human error, maintenance issues, latent defects, oil or other spill or environmental accidents, whale strikes, war, terrorism and piracy, lost or damaged cargo, delays, injury and loss of life. These risks could be exacerbated by severe weather or other climate-driven events. Changing macroeconomic and geopolitical conditions, including geopolitical conflict, may also result increased attacks on vessels, piracy or terrorism.

Such events could interfere with the Company’s ability to provide on-time scheduled service, require evacuation of personnel or stoppage of services or impact the Company’s customer’s operations, resulting in increased expenses and potential loss of business associated with such events. In addition, severe weather and natural disasters can result in interference with the Company’s terminal operations and may cause serious damage to its vessels and cranes. These impacts could be particularly acute in ports such as Dutch Harbor and Kodiak, Alaska where the Company is dependent on a single crane. The Company’s vessels and their cargoes, terminals and other facilities are also subject to operating risks such as mechanical failure, collisions and human error.

The occurrence of any of these events may result in damage to or loss of terminals, port facilities and infrastructure, vessels, containers, cargo and other equipment, increased maintenance expense, loss of life or physical injury to its employees or people, pollution, or the slow down or suspension of operations. For example, damage to the Company’s vessels could require repair at a dry-docking facility. The costs of repairs may be substantial which may adversely affect the Company’s business and financial condition. Further, the Company may be unable to find space at a suitable dry-docking facility, the vessels may be forced to wait for space or be towed to a different facility, all of which could result in additional expenses and delays, and may adversely affect the Company’s business.

These events can also expose the Company to reputational harm and liability for resulting damages, including for loss of life and property, and possible penalties that, pursuant to typical maritime industry policies, it must pay and then seek reimbursement from its insurer. Affected vessels may also be removed from service and thus would be unavailable for income-generating activity. Furthermore, the Port of Alaska requires upgrades to its port facilities and infrastructure to improve operational safety and efficiency, accommodate modern shipping operations and improve resiliency, as well as to mitigate the risk of failure due to corrosion or loss of load bearing capacity. As a result, there is an increased risk that an earthquake or other natural disaster could damage or render inoperable, in whole or in part, port facilities and infrastructure at the Port of Alaska. This, in turn, could adversely affect transportation volumes or rates in Alaska and adversely impact the Company’s Ocean Transportation business and Span Alaska’s freight forwarding business, particularly given the Alaskan economy’s dependence on this port for ocean cargo.

There is no assurance that our efforts to mitigate the impact of these risks, including from severe weather or other climate-driven events on our operations, will be effective. Although we take measures that we believe are reasonable to mitigate these risks, it is not practicable to eliminate such risks altogether. The Company’s casualty and liability insurance policies are generally subject to large retentions and deductibles and may not cover all losses the Company may incur. Some types of losses, such as losses resulting from a port blockage, generally are not insured. In some cases, the Company retains the entire risk of loss because it is not economically prudent to purchase insurance coverage or because of the perceived remoteness of the risk. Other risks are uninsured because insurance coverage may not be commercially available. Finally, the Company retains all risk of loss that exceeds the limits of its insurance.

The Company may be impacted by transitional and other risks arising from climate change.

The Company may be impacted by transitional and other risks arising from climate change and the global shift toward a low carbon future. Organizational, industrial and governmental shifts in operations as well as legal and regulatory requirements to reduce or eliminate emissions and/or increase efficiency may require the Company to increase expenditures, make changes to existing infrastructure, vessels and equipment, limit the speed at which the Company’s vessels are permitted to travel, and make other changes to its business model. For example, the maritime industry is moving toward deployment of clean energy technologies and use of electricity powered by renewable energy sources to power terminal operations as a way to reduce shoreside GHG emissions. As the Company and SSAT increase their reliance on the power grid at terminals, including for cold-ironing and ground service fleets, the Company may experience increased risks related to power outages, brown outs or black outs. The likelihood of these risks is compounded by uncertainties regarding the reliability of renewable energy sources as well as any increased frequency of extreme weather events that may disrupt the generation or transmission of electricity.

In addition, compliance with new climate change requirements or regulations such as the IMO’s requirements related to EEXI and CII, may create schedule disruptions and could require Matson’s fleet to slow down if efficiency improvements or transitions to alternative fuels together are not enough to reduce GHG emissions sufficiently, thus impacting Matson’s expedited business model and competitive advantage.

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

The Company faces risks related to actual or threatened health epidemics, outbreaks of disease, pandemics or other major health crises, which could significantly disrupt the Company’s business.

The Company’s business could be impacted adversely by outbreaks of disease, the effects of public health epidemics, pandemics or other major heath crises (which the Company refers to collectively as public health crises). Actual or threatened public health crises may have a number of adverse impacts, including volatility in the global economy, impacts to the Company’s customers’ business operations, reduced tourism in the markets the Company serves, potential restrictions on employee travel, or significant disruptions in ocean-borne transportation of goods, logistics demand and supply chain activity, caused by a variety of factors such as quarantines, factory and office closures, port closures, or other government-imposed restrictions, any of which could adversely impact the Company’s business, financial condition, operating results and cash flows. In addition, the Company’s business and operations has in the past, and could in the future, be impacted by outbreaks of disease, such as the COVID-19 pandemic. For instance, during the height of the COVID-19 pandemic, the Company’s operations faced risks from employees potentially being restricted from or unable to perform their duties, the Company’s or SSAT’s terminals potentially being temporarily closed, or potential outbreaks aboard the Company’s vessels that could cause the Company to miss port calls. As the COVID-19 pandemic subsided, supply and demand trends have normalized and the high volumes and rates the Company previously experienced in its China service have declined, however, certain fixed costs remain. Additionally, the global macroeconomic effects of the COVID-19 pandemic and related impacts on the Company’s customers’ business operations, including financial difficulties or bankruptcies, may continue to persist for an indefinite period.

The Company’s significant operating agreements and leases could be renewed/replaced on less favorable terms or may not be renewed/replaced on acceptable terms, if at all.

The significant operating agreements and leases entered into by the Company in the course of its operations, including those related to terminals, chartered vessels and warehouses as well as those with SSAT, expire at various points in time and may not be renewed/replaced with comparable assets with the specifications necessary for the Company’s or SSAT’s businesses or could be renewed/replaced on less favorable terms, if at all, thereby adversely affecting the Company’s future financial position, results of operations and cash flows.

The Company may face unexpected dry-docking or repair costs for its vessels.

The Company routinely engages shipyards to dry-dock its vessels for regulatory compliance and to provide repair and maintenance. Vessels may also have to be dry-docked or repaired at sea in the event of accidents or other unforeseen damage. Unexpected dry-dockings or repairs could require the Company to activate a reserve vessel, purchase additional fuel and operate a less-efficient, smaller vessel for a period of time. The Company also operates a number of older active and reserve vessels that may require more frequent and extensive maintenance. The cost of repairs is difficult to predict and can be substantial. In addition, the time when a vessel is out of service for maintenance is determined by a number of factors, including regulatory deadlines, market conditions, shipyard availability, shipyard location, availability of employees and repairmen, and customer requirements, and accordingly, the length of time that a vessel may be out of service may be longer than anticipated, which could adversely affect the Company’s business, financial condition, results of operations and cash flows. The timing and expense required for repairs could be exacerbated by compliance with MARAD requirements.

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

Matson’s China, Alaska export, Micronesia, Japan and South Pacific services are subject to risks associated with conducting business in a foreign shipping market, which include:

●	Challenges associated with operating in foreign countries and developing relationships with foreign companies, business associates and governments, including as a result of cultural differences;
●	Difficulties in staffing and managing foreign operations, including dynamic employment and immigration laws;

●	The Company’s ability to comply with U.S. and foreign legal and regulatory restrictions, including anti-corruption laws such as the Foreign Corrupt Practices Act;
●	Not having continued access to existing port facilities or feeder vessels;
●	The Company’s ability to manage changes in the cost of goods or currency exchange rate fluctuations;
●	Geopolitical and economic instability;
●	Economic downturns or slower growth in the local markets or geographic areas in which we conduct business;
●	Dynamics involving U.S. trade relations with other countries, including the imposition of or uncertainty associated with the level of tariffs, non-tariff trade barriers or sanctions, including the use of export control restrictions and sanctions against certain countries and individual companies, or other governmental actions, and responsive actions taken by the Company’s customers, including with respect to their supply chains; and
●	Customer preferences to diversify supply chains away from, or otherwise limit sourcing from, certain countries.

The Company’s terminals in Hawaii and Alaska require modernization.

The Company has completed the first phase of renovating and modernizing its Sand Island terminal in Honolulu Harbor. However, significant upgrades remain, including projects to improve resiliency, including to risks due to severe weather events, natural disasters, sea level rise and climate-change related risks. The Company is continuing discussions with state and local authorities regarding a port modernization program for the Port of Alaska. Significant upgrades to the terminal and port facilities at the Port of Alaska are needed to improve operational safety and efficiency, accommodate modern shipping operations, and improve resiliency, including to risks due to severe weather events, natural disasters and climate-change related risks. For example, the aging docks of the port are increasingly exposed to the risk of failure due to corrosion and the loss of load-bearing capacity particularly in the event of extreme seismic events or other natural disasters. Regulatory, construction or other delays or cost overruns related to the expansion and modernization of the terminals could have an adverse impact on the Company’s business plans, financial condition and results of operations. In addition, the terminal modernization programs may not result in improved operational productivity or improved resiliency to severe weather events, extreme seismic events or other natural disasters or generate expected returns.

Heightened security measures, war, actual or threatened terrorist attacks, efforts to combat terrorism and other acts of violence may adversely impact the Company’s operations and profitability.

War, terrorist attacks and other acts of violence may cause consumer confidence and spending to decrease, or may affect the ability or willingness of tourists to travel to Hawaii, Guam or Alaska, thereby adversely affecting those economies and the Company. Wars or terrorism could impact global supply chains due to changes in vessel routing, product sourcing decisions, or governmental sanctions or restrictions. Additionally, acts of war and future terrorist attacks could increase volatility in the U.S. and worldwide financial markets. Acts of war or terrorism may also be directed at the Company’s shipping operations or may cause the U.S. government to take control of Matson’s vessels for military operations. Heightened security measures, including customs inspections and related procedures in countries of origin and destination, potentially slow the movement and increase the cost of freight through U.S. or foreign ports, across borders or on U.S. or foreign railroads or highways.

Acquisitions may have an adverse effect on the Company’s business.

The Company’s growth strategy includes expansion through acquisitions, including, for example, the Company’s acquisitions of Horizon Lines, Inc. (“Horizon”) in 2015 and Span Alaska in 2016. There is no assurance that the Company will be successful in identifying, negotiating, or consummating any future acquisitions. Even if suitable candidates are identified, such transactions may result in regulatory scrutiny, litigation and difficulties in assimilating acquired assets or companies, and may result in the diversion of the Company’s capital and its management attention from other business issues and opportunities. The Company may not be able to integrate companies that it acquires successfully, including their personnel, financial systems, distribution, operations and general operating procedures. The Company may also encounter challenges in achieving appropriate internal control over financial reporting in connection with the integration of an acquired company. The Company may pay a premium for an acquisition, resulting in goodwill that may later be determined to be impaired.

Risks Related to Employees

Work stoppages or other labor disruptions caused by the Company’s unionized workers and other workers or their unions in related industries could adversely affect the Company’s operations.

A significant portion of Matson’s employees are covered by collective bargaining agreements. Furthermore, the Company relies on the services of third parties, including SSAT, which employ persons covered by collective bargaining agreements. For additional information on collective bargaining agreements with unions, see Part I, Item 1, Subheading C. Employees and Labor Relations of this Annual Report.

Previously, the Company has been adversely affected by actions taken by employees of the Company or other companies in related industries against efforts by management of the Company or other companies to control labor costs, restrain wage or benefit increases or modify work practices. In the past, strikes, slow-downs and disruptions have occurred as a result of the failure of Matson or other companies in its industry to negotiate collective bargaining agreements with such unions successfully.

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

The Company’s future success depends, in significant part, upon the continued services of its key personnel and skilled employees, including its senior management, as well as key personnel at its joint venture partners. The permanent or temporary loss of the services of key personnel could adversely affect the Company’s future operating results because of such employees’ experience with and knowledge of the Company’s business and customer relationships. If key personnel and skilled employees depart or are unable or unwilling to work, the Company’s ability to execute its business model could be impaired to the extent it cannot replace such personnel or sufficiently train new personnel in a timely manner. In addition, the Company may incur significant costs to replace these employees. Whether the Company can meet its labor needs is subject to a variety of pressures, including market compensation and benefit levels, which may be impacted by pressure within the industry to increase wages, including due to the threat of a labor strike; the availability of labor, which may be impacted by national and global labor trends including higher-than-normal levels of individuals leaving the workforce and industry trends including aging workforces that may reduce the available pool of skilled workers; a mismatch of skills or experience to support the evolving needs of the Company’s business; and employee expectations or desire for changes in the work environment. In addition, the Company’s workforce is aging, and within the next few years an increasing number of employees will be eligible to retire, which may result in a period of higher turnover rates than we have historically experienced and could amplify these challenges. The Company does not maintain key person insurance on any of its key personnel.

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

The Company’s information technology systems also rely on third-party service providers for access to the Internet, satellite-based communications systems, the electric grid, database storage facilities and telecommunications providers. The Company has no control over the operations of these third-party service providers. In the past, disruptions in the Company’s third-party service providers have impacted the Company’s operations, including the Company’s ability to book and manage freight, stow vessels, and process customs declarations. Some of the Company’s employees work from home or remotely, increasing the Company’s dependence on its information technology systems and third-party providers during those times. If the Company’s information technology and communications systems experience reliability issues, integration or compatibility concerns or if the Company’s third-party providers are unable to perform effectively or experience disruptions, cyber attacks or failures, there could be an adverse impact on the availability and functioning of the Company’s information technology and communications systems, which could lead to business disruption or inefficiencies, reputational harm or loss of customers.

The Company’s information technology systems have in the past and may in the future be exposed to cybersecurity risks and other disruptions that could impair the Company’s ability to operate and adversely affect its business.

The shipping industry is a more frequent target of cyber attacks than some other industries because of the essential nature of these services. The Company relies extensively on its information technology systems and third-party service providers in many aspects of its business, including cloud services for accounting, billing, disbursement, cargo booking and tracking, vessel scheduling and stowage, equipment tracking, customer service, banking, payroll and employee communication systems. The Company also collects, stores and transmits sensitive data, including its proprietary business information and that of its customers, and personally identifiable information of its customers and employees. The Company’s practices, policies and other efforts, including as described in Part I, Item 1C of this Annual Report on Form 10-K, may not be sufficient to prevent, detect or remediate all cybersecurity risks or other disruptions, and the Company and its service providers have in the past experienced and may in the future experience cybersecurity incidents, disruptions, threats and vulnerabilities such as malware (including computer viruses and ransomware), software bugs, denial-of-service (“DoS”) attacks, phishing, spoofing, identity-based attacks, code injection attacks, cyber terrorism, sabotage, circumvention of security systems (whether physical or virtual), malfeasance, breaches due to employee error, natural disasters, accidents, power disruptions or loss, telecommunications failure, unauthorized access or other catastrophic events or failures at the Company’s facilities, aboard its vessels or at third-party locations.

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

Deterioration in the Company’s credit profile may have an adverse effect on the Company’s ability to access the private or public debt markets and also may increase its borrowing costs. If the Company’s credit profile deteriorates significantly, its access to the debt capital markets or its ability to renew its committed lines of credit may become restricted, or the Company may not be able to refinance debt at the same levels or on the same terms. Because the Company relies on its ability to draw on its revolving credit facility to support its operations when required, any volatility in the credit and financial markets that prevents the Company from accessing funds (for example, a lender that does not fulfill its lending obligation) could have an adverse effect on the Company’s financial condition and cash flows. Additionally, the Company’s credit agreements generally include an increase in borrowing rates if the Company’s credit profile deteriorates. Furthermore, the Company incurs interest under its revolving credit facility based on floating rates. Floating rate debt creates higher debt service requirements if market interest rates increase, as has been the case in connection with the U.S. Federal Reserve’s interest rate increases in 2022 and 2023, which could adversely affect the Company’s cash flow and results of operations. Disruptions to the credit markets as a result of macroeconomic, geopolitical, or financial market developments could increase the Company’s cost of capital and limit the Company’s access to capital.

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

The Company, including its vessels and terminals, is subject to numerous federal, state and local laws and regulations, including those related to safety, cabotage, equipment standards and government rates. In addition, the Company is subject to environmental laws and regulations, including those relating to air quality initiatives at port locations; air emissions; use of shore power at California ports; wastewater discharges; management of storm water; the storage, transportation, handling, emission and disposal of solid and hazardous materials, oil and oil related products, hazardous substances and wastes; the investigation and remediation of contamination and liability for damages to the environment; health, safety and the protection of the environment and natural resources; and climate change, including any regulations, mandates or restrictions related to GHG emissions, such as a potential carbon tax, and energy use. Any changes in applicable laws and regulations, including their enforcement, interpretation or implementation that results in more stringent requirements than currently anticipated, as well as any new laws and regulations that are adopted could impose significant additional costs and limitations on the Company’s ability to operate. Mitigation strategies or contingency plans to remain in compliance with applicable laws and regulations may be unsuccessful, result in additional costs or experience delays. Such costs may not be recoverable through increased payments from customers. For a discussion of specific laws and regulations, see Part I, Item 1 of this Annual Report.

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

These laws and regulations provide for substantial fines, sanctions, as well as criminal and civil penalties and significant environmental liabilities, in the event of any violations of, or non-compliance with, their requirements (including any waivers, permits or recordkeeping and other reporting requirements). Any vessel-generated pollution from incidents in U.S. waters within three nautical miles, and in some cases, within the 200-mile exclusive economic zone, for example, could expose us to such fines or penalties.

The Company is subject to, and may in the future be subject to, disputes, legal or other proceedings, and government inquiries or investigations that could have an adverse effect on the Company.

The nature of the Company’s business exposes it to the potential for disputes, legal or other proceedings, and government inquiries or investigations relating to antitrust matters, labor and employment matters, personal injury, loss of life and property damage, environmental, shore power and other matters, as discussed in the other risk factors disclosed in this section or in other Company filings with the SEC. For example, Matson is a common carrier, whose tariffs, rates, rules and practices in dealing with its customers are governed by extensive and complex foreign, federal, state and local regulations, which may be the subject of disputes or administrative or judicial proceedings. If these disputes develop into proceedings, these proceedings, individually or collectively, could involve or result in significant expenditures or losses by the Company, or result in significant changes to Matson’s tariffs, rates, rules and practices in dealing with its customers.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 1C. CYBERSECURITY

Risk management and strategy: Matson’s information security, Internal Audit and risk management teams help to identify and assess cyber and information security threats and vulnerabilities, and establish the appropriate business systems, preventive controls and risk mitigation strategies. The main objectives of Matson’s approach to cyber and information security are to protect confidential information while maintaining data integrity and availability; support legal and regulatory compliance; and prevent disruptions to business operations. The Company regularly enhances its systems, controls and strategies in an effort to guard against security breaches and unauthorized access to Matson systems or data and develops policies to guide the appropriate handling and protection of sensitive information by Matson. This includes managing third party supply chain risks with its key vendors and business partners. It also maintains incident response and remediation plans which provide that cybersecurity incidents be communicated to the Company’s senior leaders who are responsible for assessing the risks associated with a cybersecurity incident and initiating the Company’s incident response plan. The Company’s incident response and remediation plans are further supported by ongoing security monitoring services as well as a dedicated management team focused on business continuity to help support operations and mitigate disruptions should a breach, unauthorized access or other disruption event occur. In addition, the Company has established a zero trust network access roadmap that includes key security controls designed to help protect Matson employees and contractors with access to Matson systems against phishing and brute force password attacks.

The risk management process occurs throughout the organization, but is facilitated through a risk management steering committee comprised of senior management whose members meet regularly to identify and address specific significant risks. At least twice a year, management assesses and categorizes key risks based on their potential impact to the Company and the likelihood of the risk occurring as part of Matson’s enterprise risk management (“ERM”) program. The ERM program includes regular cyber and information security risk assessments conducted by independent, third-party cybersecurity professionals, including assessors, consultants, auditors and penetration testers. Results from these risk assessments, along with remediation recommendations, are provided to executive leadership and the Company’s Board of Directors (the “Board”). The Board also consults with outside advisors and experts, when appropriate, to anticipate future threats and trends, and their impact on the Company’s risk environment. In addition, the Company utilizes annual third-party audits to test its cybersecurity systems and incident response and remediation plans to help spot vulnerabilities and improve its ability to respond to unexpected events. For more information on Matson’s ERM program, see “—Governance” below.

As part of its approach, the Company conducts varied due diligence on its key technology vendors to review their cybersecurity risk profiles and scores. This includes pre-contract award due diligence reviews of such vendors and cyber and information security requirements within its vendor contracts. Additionally, the Company leverages independent, third-party services to monitor the cyber and information security posture of key suppliers and vendors. The Company’s Chief Executive Officer and Chief Financial Officer are briefed on a quarterly basis on the results of these reviews.

Training, education and awareness-building are mechanisms Matson uses to help embed a strong culture of cyber and information security within its workplace. The Company’s long-term aim is to have a workforce with high-functioning knowledge of cybersecurity. In furtherance of this aim, the Company conducts training annually for employees that addresses cyber and information security, and holds additional training typically at least three times per year for specific topics such as data and email security. Furthermore, Matson requires enhanced training for employees with access to particularly sensitive information. The Company also has specific escalation processes and resources in place for employees to raise a concern should they notice anything suspicious.

The design of Matson’s vessel and office information technology systems is informed in part by the following third-party frameworks or standards:

●ISO 27001
●NIST Cybersecurity Framework
●NIST 800-171
●DFARS 252.204-7012
●	IMO MSC-FAL.1/Circ.3/Rev.2
●	BIMCO’s Guidelines for Cyber Security Onboard Ships
●	IAPH’s Cybersecurity Guidelines for Ports and Port Facilities

In addition, Matson participates in the following organizations in its effort to better understand best practices and advance its systems and policies over time:

●National Security Administration (“NSA”)’s Cybersecurity Collaboration Center
●U.S. Cybersecurity and Infrastructure Security Agency’s Critical Partnership
●Federal Bureau of Investigation (“FBI”) InfraGard
●U.S. Coast Guard Area Maritime Security Committees and Cybersecurity Subcommittees
●Cyber-Hawaii
●Maritime Transportation System Information Sharing and Analysis Center (“MTS-ISAC”)

In the last fiscal year, Matson has not identified risks from known cybersecurity threats, including as a result of any prior cybersecurity incidents, that have materially affected the Company, but the Company faces certain ongoing cybersecurity risks threats that, if realized, are reasonably likely to materially affect the Company. For more information on the risks and impacts of these matters to Matson, see Part I, Item 1A. Risk Factors – “The Company’s information technology systems have in the past and may in the future be exposed to cybersecurity risks and other disruptions that could impair the Company’s ability to operate and adversely affect its business.”

Governance: Matson’s Board of Directors has oversight of the Company’s risk management process, which includes overseeing our process for identifying, assessing and mitigating significant financial, operational, legal, strategic, and other risks that may affect the Company. These risks include, among other things, risks related to cybersecurity and information security. Risk oversight plays a role in major Board decisions, and the evaluation of key risks is a core part of the decision-making process – from guidance on strategy to review of major capital expenditures.

The Board administers its oversight role in part through its committees. The Audit Committee is responsible for overseeing and reviewing cyber and information security risks, policies and programs and reviews the Company’s risk assessment, risk management and compliance policies twice a year. Senior leaders, including Matson’s Chief Information Officer, review the Company’s cybersecurity program with the Board of Directors at least annually, and the Chief Information Officer meets with the Audit Committee at least twice per year. Matson’s information security efforts are led by its Chief Information Officer, who has over 25 years of experience in enterprise software development, infrastructure and management, including over 17 years with Matson and 7 years at Charles Schwab as Senior Manager of Middleware Security, and Senior Director, Information Security, who is a Certified Information Systems Security Professional, Certified Information Systems Auditor, and is AWS Certified. The Chief Information Officer and Senior Director provide regular briefings to the Chief Executive Officer, the Chief Financial Officer, the Board of Directors, and the Audit Committee. In addition, the Corporate Compliance Committee, comprised of business unit leaders, helps oversee cybersecurity initiatives and reports twice per year to the Audit Committee. These processes are part of the risk management processes described in the risk management and strategy section above.

The Audit Committee also oversees Matson’s ERM program, which includes cyber and information security risks. The ERM process, which follows the Committee of Sponsoring Organization Framework, is designed to promote visibility to the Board and management of critical risks and risk mitigation strategies across various time frames, including the short-, medium- and long-term. Risk mitigation efforts are integrated into strategic plans and budgets. The Chief Financial Officer and Head of Internal Audit review the Company’s risk management activities with the Audit Committee and the Board on a regular basis. Management also regularly updates the full Board at and between Board meetings on the ERM program and other risk-related matters. In addition, executive sessions of the Board, which are led by the Lead Independent Director, have focused on certain risk oversight topics from time to time. The Lead Independent Director consults with the Chairman of the Board regarding risk-focused topics at Board meetings.

ITEM 2. PROPERTIES

Matson leases terminal facilities including berth, yard, office and storage spaces. Material terminal facilities used by the Company’s Ocean Transportation segment include the following:

Terminal Location	Acreage
Honolulu, Hawaii	105
Anchorage, Alaska	38
Dutch Harbor, Alaska	18
Kodiak, Alaska	6
Tacoma, Washington	15
Polaris Point, Guam	30

The Company’s other primary terminal facilities located at the ports of Oakland and Long Beach, California, and Tacoma, Washington are leased by SSAT.

Other material facilities used by the Company’s Logistics segment include the following:

Other Material Facilities	Description of Facility	Square Footage
Leased facilities:
Pooler, Georgia	Warehouse	710,844
Oakland, California	Warehouse	406,463
Pooler, Georgia	Warehouse	324,832
Oakland, California	Warehouse	132,000
Auburn, Washington	Office / Cross-dock	51,250
Owned facilities:
Anchorage, Alaska	Office / Cross-dock	54,000
Fairbanks, Alaska	Office / Cross-dock	25,350

ITEM 3. LEGAL PROCEEDINGS

Environmental Matters: The Company faces certain risks that could result in material expenditures related to environmental remediation. The Company believes that based on all information currently available to it, the Company is currently in compliance, in all material respects, with applicable environmental laws and regulations.

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

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

General Information: Matson’s common stock is traded on the New York Stock Exchange under the ticker symbol “MATX”. As of February 16, 2024, there were 1,904 shareholders of record of Matson common stock.

Stockholder Return Performance Graph and Trading Information: The following information in this Item 5 shall not be deemed filed for purposes of Section 18 of the Securities Exchange Act of 1934, nor shall it be deemed incorporated by reference in any filing under the Securities Act of 1933.

The cumulative total return listed below assumed an initial investment of $100 and reinvestment of dividends at each fiscal end and measures the performance of this investment as of the last trading day in the month of December for each of the five years ended December 31, 2023. The graph is a historical representation of past performance only and is not necessarily indicative of future performance.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN

Among Matson, Inc., the S&P 500 Index,
the S&P Midcap 400 Index, and the S&P Transportation Select Industry Index

$440
$390
$340
$290
$240
$190
$140
$90
$40
12/18
12/19
12/20
12/21
12/22
12/23
$376
$207
$181
$166
Matson, Inc.
S&P 500
S&P MidCap 400
S&P Transportation Select Industry

The graph above represents $100 invested on December 31, 2018 in the Company’s stock or the indicated index, including reinvestment of dividends.

Trading volume averaged 274,339 shares a day in 2023, compared with 431,336 shares a day in 2022 and 291,899 shares a day in 2021, as reported by the New York Stock Exchange.

Dividends: Dividends per share of common stock declared by the Company for each fiscal quarter during 2023, 2022 and 2021 were as follows:

Dividends Declared	2023	2022	2021
First Quarter	$0.31	$0.30	$0.23
Second Quarter	$0.31	$0.30	$0.23
Third Quarter	$0.32	$0.31	$0.30
Fourth Quarter	$0.32	$0.31	$0.30
Total	$1.26	$1.22	$1.06

Matson’s Board of Directors also declared a cash dividend of $0.32 per share for the first quarter 2024, payable on March 7, 2024 to shareholders of record on February 8, 2024. Although Matson expects to continue paying quarterly cash dividends on its common stock, the declaration and payment of dividends are subject to the discretion of the Board of Directors and depends upon Matson’s financial condition, results of operations, cash requirements and other factors deemed relevant by the Board of Directors.

Share Repurchases: The following is a summary of common stock repurchased by the Company during the three months ended December 31, 2023:

			Total Number of	Maximum Number
			Shares Purchased	of Shares that May
	Total Number of		as Part of Publicly	Yet Be Purchased
	Shares	Average Price	Announced Plans or	Under the Plans or
Period	Purchased	Paid Per Share	Programs (1)	Programs
October 1 – 31, 2023	131,744	$89.55	131,744	2,829,883
November 1 – 30, 2023	216,664	$93.19	216,664	2,613,219
December 1 – 31, 2023	151,031	$103.04	151,031	2,462,188
Total	499,439	$95.21	499,439
(1)	On June 24, 2021, the Company announced that its Board of Directors had approved a share repurchase program of up to 3.0 million shares of common stock from August 3, 2021 through August 2, 2024. On January 27, 2022, the Company’s Board of Directors approved an addition of 3.0 million shares to the Company’s existing share repurchase program. On August 23, 2022, the Company’s Board of Directors approved an addition of 3.0 million shares to the Company’s existing share repurchase program. On April 27, 2023, the Company’s Board of Directors approved an addition of 3.0 million shares to the Company’s existing share repurchase program, for a total of 12.0 million shares of common stock approved under the program since it was established, and extended the program to December 31, 2025. Shares may be repurchased in the open market from time to time, and may be repurchased pursuant to a trading plan in accordance with Rule 10b5-1 of the Securities Exchange Act of 1934.

ITEM 6. REMOVED AND RESERVED

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS AND RISK FACTORS

The Company, from time to time, may make or may have made certain forward-looking statements, whether orally or in writing, such as, among others, forecasts or projections of the Company’s future performance or statements of management’s plans and objectives. These statements are considered “forward-looking” statements as that term is defined in the Private Securities Litigation Reform Act of 1995. Such forward-looking statements may be contained in, among other things, SEC filings such as Forms 10-K, 10-Q and 8-K, the Company’s Annual Report to Shareholders, the Company’s Sustainability Report, press releases made by the Company, the Company’s Internet websites (including websites of its subsidiaries), and oral statements made by officers of the Company. Except for historical information contained in these written or oral communications, all other statements are forward-looking statements. These include, for example, all references to 2024 or future years, including such references included under “Fourth Quarter 2023 Discussion and Update on Business Conditions,” as well as statements generally identified through the inclusion of words such as “anticipate,” “believe,” “can,” “commit,” “estimate,” “expect,” “goal,” “intend,” “may,” “plan,” “target,” “should,” “seek,” and “will,” or similar statements or variations of such terms and other similar expressions. New risks or uncertainties may emerge from time to time, risks that the Company currently does not consider to be material could become material, and it is not possible for the Company to predict all such risks, nor can it assess the impact of all such risks on the Company’s business or the extent to which any factor, or combination of factors, may cause actual results or outcomes, or the timing of results or outcomes, to differ materially from those contained in any forward-looking statements. Accordingly, forward-looking statements cannot be relied upon as a guarantee of future results or outcomes and involve a number of risks and uncertainties that could cause actual results or outcomes to differ materially from those projected in the statements, including but not limited to the factors that are described in Part I, Item 1A under the caption “Risk Factors” of this Annual Report on Form 10-K, which section is incorporated herein by reference, and elsewhere in this report. Except as required by law, the Company undertakes no obligation to revise or update publicly forward-looking statements or any factors that may affect actual results, whether as a result of new information, future events, circumstances occurring after the date of this report, or otherwise.

OVERVIEW

Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is designed to provide a discussion of the Company’s financial condition, results of operations, liquidity and certain other factors that may affect its future results from the perspective of management. The discussion that follows is intended to provide information that assists in understanding the changes in the Company’s Consolidated Financial Statements from year to year, the primary factors that accounted for those changes, and how certain accounting principles, policies and estimates affected the Company’s Consolidated Financial Statements. The MD&A is provided as a supplement to the Consolidated Financial Statements and the accompanying notes to the Consolidated Financial Statements in Item 8 of Part II below, and should be read in conjunction with the entirety of the Company’s Annual Report on Form 10-K and other reports on Forms 10-Q and 8-K, and other publicly available information. Discussion and analysis of the financial condition and results of operations of Matson for the year ended December 31, 2022 compared with the year ended December 31, 2021 can be found in Part II, Item 7 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2022, filed with the SEC on February 24, 2023.

The MD&A is presented in the following sections:

◾	Historical Financial Information
◾	Fourth Quarter 2023 Discussion and Outlook for 2024
◾	Consolidated Results of Operations
◾	Analysis of Operating Revenue and Income by Segment
◾	Liquidity and Capital Resources
◾	Commitments, Contingencies and Off-Balance Sheet Arrangements
◾	Critical Accounting Estimates
◾	Other Matters

HISTORICAL FINANCIAL INFORMATION

The comparative selected financial information of the Company is presented for each of the past five years ended December 31, 2023. The information should be read in conjunction with Item 8, “Financial Statements and Supplementary Data.” All fiscal years include 52 weeks, except for the year ended December 31, 2021 which includes 53 weeks (a description of the Company’s fiscal year is included in Note 2 to the Consolidated Financial Statements in Item 8 of Part II below):

(In millions, except per share amounts)	2023	2022	2021	2020	2019
Operating Revenue:
Ocean Transportation	$2,477.0	$3,544.6	$3,132.8	$1,853.9	$1,666.6
Logistics	617.6	798.4	792.5	529.4	536.5
Total Operating Revenue	$3,094.6	$4,343.0	$3,925.3	$2,383.3	$2,203.1

Operating and Net Income:
Ocean Transportation (1)	$294.8	$1,281.2	$1,137.7	$244.8	$90.8
Logistics	48.0	72.4	49.8	35.5	38.3
Total Operating Income	342.8	1,353.6	1,187.5	280.3	129.1
Interest income	36.0	8.2	—	—	—
Interest expense	(12.2)	(18.0)	(22.6)	(27.4)	(22.5)
Other income (expense), net	6.4	8.5	6.4	6.1	1.2
Income before Taxes	373.0	1,352.3	1,171.3	259.0	107.8
Income taxes (2)	(75.9)	(288.4)	(243.9)	(65.9)	(25.1)
Net Income	$297.1	$1,063.9	$927.4	$193.1	$82.7

Capital Expenditures:
Ocean Transportation	$240.2	$190.9	$322.4	$190.0	$294.5
Logistics	8.2	18.4	2.9	2.3	15.8
Total Capital Expenditures	$248.4	$209.3	$325.3	$192.3	$310.3

Depreciation and Amortization:
Ocean Transportation	$132.8	$133.2	$128.6	$107.4	$93.6
Logistics	11.6	8.1	7.3	7.5	6.8
	144.4	141.3	135.9	114.9	100.4
Deferred Dry-docking Amortization — Ocean Transportation	25.3	24.9	24.3	25.1	34.3
Total Depreciation and Amortization	$169.7	$166.2	$160.2	$140.0	$134.7

Earnings Per Share in Net Income:
Basic	$8.42	$27.28	$21.67	$4.48	$1.93
Diluted	$8.32	$27.07	$21.47	$4.44	$1.91

Cash dividends per share declared	$1.26	$1.22	$1.06	$0.90	$0.86

As of December 31:
Cash and cash equivalents	$134.0	$249.8	$282.4	$14.4	$21.2
Capital Construction Fund (“CCF”) (3)	$599.4	$518.2	$—	$—	$—
Total Debt (before deferred loan fees deduction) (4)	$440.6	$517.5	$629.0	$760.1	$958.4
Total Shareholders’ equity	$2,400.7	$2,296.9	$1,667.4	$961.2	$805.7
Shares outstanding	34.4	36.3	41.0	43.2	42.9
(1)	The Ocean Transportation segment includes $2.2 million, $83.1 million, $56.3 million, $26.3 million and $20.8 million of equity in income from the Company’s investment in SSAT for 2023, 2022, 2021, 2020 and 2019, respectively.
(2)	Income tax for the year ended December 31, 2019 includes a non-cash income tax benefit of $2.9 million related to the remeasurement of the Company’s deferred assets and liabilities and other discrete adjustments as a result of applying the Tax Cut and Jobs Act of 2017.
(3)	The Company’s Capital Construction Fund is described in Note 7 to the Consolidated Financial Statements in Item 8 of Part II.
(4)	The Company’s debt is described in Note 8 to the Consolidated Financial Statements in Item 8 of Part II.

FOURTH QUARTER 2023 DISCUSSION AND OUTLOOK FOR 2024

Ocean Transportation: The Company’s container volume in the Hawaii service in the fourth quarter 2023 was 1.9 percent lower year-over-year. The decrease was primarily due to lower general demand. According to UHERO’s most recent forecast report, the Hawaii economy is projected to grow modestly despite challenged growth in visitor arrivals primarily due to reduced tourism to Maui as a result of the wildfires last year and sluggish recovery of international tourism. The Company expects volume in 2024 to be comparable to the level in 2023, reflecting modest economic growth in Hawaii and stable market share.

In China, the Company’s container volume in the fourth quarter 2023 increased 23.3 percent year-over-year. The increase was primarily due to higher demand for the China service resulting in higher volumes for both CLX and CLX+. The Company achieved lower freight rates in the fourth quarter 2023 as compared to the prior year period. Currently in the Transpacific marketplace, the Company continues to see steady U.S. consumer demand, which the Company expects to lead to similar demand for Matson’s CLX and CLX+ services in 2024 as in 2023. The Company also expects average freight rates in 2024 to be modestly higher than the levels achieved in 2023.

In Guam, the Company’s container volume in the fourth quarter 2023 increased 2.0 percent year-over-year primarily due to higher general demand. In the near-term, the Company expects continued improvement in the Guam economy with a low unemployment rate and a modest increase in tourism. For 2024, the Company expects volume to approximate the level achieved last year.

In Alaska, the Company’s container volume for the fourth quarter 2023 decreased 0.6 percent year-over-year due to lower export seafood volume from the Alaska-Asia Express service (“AAX”), partially offset by higher northbound volume due to an additional sailing and higher southbound volume due to higher domestic seafood volume. In the near-term, the Company expects continued economic growth in Alaska supported by a low unemployment rate, jobs growth and lower levels of inflation. For 2024, the Company expects volume to approximate the level achieved last year.

The contribution in the fourth quarter 2023 from the Company’s SSAT joint venture investment was $4.1 million, or $3.1 million higher than the fourth quarter 2022. For 2024, the Company expects the contribution from SSAT to be higher than the levels achieved in 2023 due to an expected increase in lift volumes.

Absent a significant change in trajectory of the U.S. economy, the Company expects trade dynamics across all its tradelanes in 2024 to be comparable to 2023 as consumer-related spending activity is expected to remain stable and, as noted above, the Company also expects increased operating income contributions from SSAT. As such, the Company expects full year 2024 Ocean Transportation operating income to be higher than the $294.8 million achieved in 2023. In the first quarter 2024, the Company expects Ocean Transportation operating income to be lower than the $27.8 million achieved in the first quarter 2023.

Logistics: In the fourth quarter 2023, operating income for the Company’s Logistics segment was $8.9 million, or $3.9 million lower compared to the level achieved in the fourth quarter 2022. The decrease was primarily due to a lower contribution from transportation brokerage. For 2024, the Company expects challenging business conditions for transportation brokerage at least through the first half of the year, which the Company expects to lead to operating income being lower in 2024 than the level achieved in 2023. For the first quarter 2024, the Company expects Logistics operating income to be lower than the $10.9 million achieved in the first quarter 2023.

Consolidated Operating Income: For full year 2024, the Company expects consolidated operating income to approximate the $342.8 million achieved in 2023 and expects comparable seasonality to the prior year. For the first quarter 2024, the Company expects consolidated operating income to be lower than the $38.7 million achieved in the first quarter 2023.

Depreciation and Amortization: For the full year 2024, the Company expects depreciation and amortization expense to be approximately $180 million, inclusive of dry-docking amortization of approximately $27 million.

Interest Income: The Company expects interest income for the full year 2024 to be approximately $35 million.

Interest Expense: The Company expects interest expense for the full year 2024 to be approximately $8 million.

Other Income (Expense): The Company expects full year 2024 other income (expense) to be approximately $7 million in income, which is attributable to other component costs related to the Company’s pension and post-retirement plans.

Income Taxes: In the fourth quarter 2023, the Company’s effective tax rate was 26.0 percent. For the full year 2024, the Company expects its effective tax rate to be approximately 22.0 percent.

Capital and Vessel Dry-docking Expenditures: For the full year 2023, the Company made capital expenditure payments excluding new builds of $195.5 million, capitalized vessel construction expenditures of $52.9 million, and dry-docking payments of $24.1 million. For the full year 2024, the Company expects to make other capital expenditure payments, including maintenance capital expenditures, of approximately $180 to $200 million, new vessel construction expenditures (including capitalized interest and owner’s items) of approximately $75 million, and dry-docking payments of approximately $35 million.

CONSOLIDATED RESULTS OF OPERATIONS

The following analysis of the financial results of operations of Matson for the years ended December 31, 2023 and 2022 should be read in conjunction with the Consolidated Financial Statements in Item 8 of Part II below.

Consolidated Results: 2023 compared with 2022:

	Years Ended December 31,
(Dollars in millions, except per share amounts)	2023	2022	Change
Operating revenue	$3,094.6	$4,343.0	$(1,248.4)	(28.7)%
Operating costs and expenses	(2,751.8)	(2,989.4)	237.6	(7.9)%
Operating income	342.8	1,353.6	(1,010.8)	(74.7)%
Interest income	36.0	8.2	27.8	339.0%
Interest expense	(12.2)	(18.0)	5.8	(32.2)%
Other income (expense), net	6.4	8.5	(2.1)	(24.7)%
Income before taxes	373.0	1,352.3	(979.3)	(72.4)%
Income taxes	(75.9)	(288.4)	212.5	(73.7)%
Net income	$297.1	$1,063.9	$(766.8)	(72.1)%
Basic earnings per share	$8.42	$27.28	$(18.86)	(69.1)%
Diluted earnings per share	$8.32	$27.07	$(18.75)	(69.3)%

Fiscal Year: Fiscal years ended December 31, 2023 and 2022 include 52 weeks.

Consolidated Operating Revenue for the year ended December 31, 2023 decreased $1,248.4 million, or 28.7 percent, compared to the prior year. The decrease was due to decrease in Ocean Transportation revenue of $1,067.6 million and a decrease in Logistics revenue of $180.8 million.

Operating Costs and Expenses for the year ended December 31, 2023 decreased $237.6 million, or 7.9 percent, compared to the prior year. The decrease was due to a decrease in Ocean Transportation operating costs and expenses of $81.2 million and a decrease in Logistics operating costs and expenses of $156.4 million.

Operating Income for the year ended December 31, 2023 decreased $1,010.8 million, or 74.7 percent, compared to the prior year. The decrease was due to a decrease in Ocean Transportation operating income of $986.4 million and a decrease in Logistics operating income of $24.4 million.

The reasons for changes in operating revenue, operating costs and expenses, and operating income are described below, by business segment, in “Analysis of Operating Revenue and Income by Segment.”

Interest Income was $36.0 million for the year ended December 31, 2023, compared to $8.2 million in the prior year. The increase in interest income was due to amounts on deposit in cash and cash equivalent accounts, and cash on deposit within the Capital Construction Fund that were invested in interest bearing accounts during the year ended December 31, 2023.

Interest Expense was $12.2 million for the year ended December 31, 2023, compared to $18.0 million in the prior year. The decrease in interest expense was due to lower outstanding debt during the year ended December 31, 2023, compared to the prior year.

Other Income (Expense), net was $6.4 million for the year ended December 31, 2023, compared to $8.5 million in the prior year, and relates to the amortization of certain components of net periodic benefit costs or gains related to the Company’s pension and post-retirement plans. The decrease in Other income (expense) was due to unfavorable adjustments reflected in the Company’s pension and post-retirement plan liabilities during the year ended December 31, 2023.

Income Taxes for the year ended December 31, 2023 were $75.9 million, or 20.3 percent of income before income taxes, compared to $288.4 million, or 21.3 percent of income before income taxes in the prior year. The 2023 income tax rate benefited from certain discrete tax adjustments that lowered the effective tax rate in the current year.

Net Income during the year ended December 31, 2023 decreased $766.8 million, or 72.1 percent, to $297.1 million for the year ended December 31, 2023, compared to the prior year.

ANALYSIS OF OPERATING REVENUE AND INCOME BY SEGMENT

The following analysis of operating revenue and income by segment for the years ended December 31, 2023 and 2022 should be read in conjunction with the Company’s reportable segments information included in Note 3 to the Consolidated Financial Statements in Item 8 of Part II.

Ocean Transportation: 2023 compared with 2022:

	Years Ended December 31,
(Dollars in millions)	2023	2022	Change
Ocean Transportation revenue	$2,477.0	$3,544.6	$(1,067.6)	(30.1)%
Operating costs and expenses	(2,182.2)	(2,263.4)	81.2	(3.6)%
Operating income	$294.8	$1,281.2	$(986.4)	(77.0)%
Operating income margin	11.9%	36.1%

Volume (Forty-foot equivalent units (FEU), except for automobiles) (1)
Hawaii containers	144,000	148,500	(4,500)	(3.0)%
Hawaii automobiles	39,400	41,300	(1,900)	(4.6)%
Alaska containers	80,000	84,900	(4,900)	(5.8)%
China containers	140,700	163,100	(22,400)	(13.7)%
Guam containers	20,100	21,100	(1,000)	(4.7)%
Other containers (2)	17,500	22,500	(5,000)	(22.2)%
(1)	Approximate volumes included for the period are based on the voyage departure date, but revenue and operating income are adjusted to reflect the percentage of revenue and operating income earned during the reporting period for voyages in transit at the end of each reporting period.
(2)	Includes containers from services in various islands in Micronesia and the South Pacific, and Okinawa, Japan.

Ocean Transportation revenue decreased $1,067.6 million, or 30.1 percent, during the year ended December 31, 2023, compared with the year ended December 31, 2022. The decrease was primarily due to lower average freight rates and volume in China.

On a year-over-year FEU basis, Hawaii container volume decreased 3.0 percent primarily due to lower general westbound demand and lower eastbound volume; Alaska volume decreased 5.8 percent due to lower export seafood volume from the AAX; China volume was 13.7 percent lower primarily due to CCX volume in the first nine months of 2022 (the CCX service was discontinued in the third quarter 2022); Guam volume was 4.7 percent lower primarily due to lower general demand; and Other containers volume decreased 22.2 percent.

Ocean Transportation operating income decreased $986.4 million during the year ended December 31, 2023, compared with the year ended December 31, 2022. The decrease was primarily due to lower freight rates and volume in China and a lower contribution from SSAT, partially offset by lower operating costs and expenses including fuel-related expenses primarily related to the discontinuation of the CCX service and lower fuel costs and the timing of fuel-related surcharge collections.

The Company’s SSAT terminal joint venture investment contributed $2.2 million during the year ended December 31, 2023, compared to a contribution of $83.1 million during the year ended December 31, 2022. The decrease was primarily driven by lower demurrage revenue.

Logistics: 2023 compared with 2022:

	Years Ended December 31,
(Dollars in millions)	2023	2022	Change
Logistics revenue	$617.6	$798.4	$(180.8)	(22.6)%
Operating costs and expenses	(569.6)	(726.0)	156.4	(21.5)%
Operating income	$48.0	$72.4	$(24.4)	(33.7)%
Operating income margin	7.8%	9.1%

Logistics revenue decreased $180.8 million, or 22.6 percent, during the year ended December 31, 2023, compared with the year ended December 31, 2022. The decrease was primarily due to lower revenue in transportation brokerage.

Logistics operating income decreased $24.4 million, or 33.7 percent, during the year ended December 31, 2023, compared with the year ended December 31, 2022. The decrease was primarily due to lower contributions from transportation brokerage and supply chain management.

LIQUIDITY AND CAPITAL RESOURCES

The Company’s primary sources of liquidity are its cash flows generated from operating activities and its debt. Sources of liquidity available to the Company as of December 31, 2023 compared to December 31, 2022, were as follows:

Cash and Cash Equivalents, Restricted Cash and Accounts Receivable: Cash and cash equivalents, restricted cash and accounts receivable, net as of December 31, 2023 and 2022 were as follows:

	As of December 31,
(In millions)	2023	2022	Change
Cash and cash equivalents	$134.0	$249.8	$(115.8)
Restricted cash	$2.3	$3.9	$(1.6)
Accounts receivable, net (1)	$279.4	$268.5	$10.9
(1)	Eligible accounts receivable of $218.1 million and $9.9 million at December 31, 2023 and 2022, respectively, were assigned to the CCF. For additional information on the CCF, see Note 7 to the Consolidated Financial Statements.

Changes in the Company’s cash, cash equivalents and restricted cash for the years ended December 31, 2023, 2022 and 2021 were as follows:

	As of December 31,
				Change
(In millions)	2023	2022	2021	2023-2022	2022-2021
Net cash provided by operating activities (1)	$510.5	$1,271.9	$984.1	$(761.4)	$287.8
Net cash used in investing activities (2)	(338.2)	(729.3)	(323.4)	391.1	(405.9)
Net cash used in financing activities (3)	(289.7)	(576.6)	(392.7)	286.9	(183.9)
Net (decrease) increase in cash, cash equivalents and restricted cash	(117.4)	(34.0)	268.0	(83.4)	(302.0)
Cash, cash equivalents and restricted cash, beginning of the period	253.7	287.7	19.7	(34.0)	268.0
Cash, cash equivalents and restricted cash, end of the period	$136.3	$253.7	$287.7	$(117.4)	$(34.0)

(1)	Changes in Net Cash Provided by Operating Activities: Changes in net cash provided by operating activities for the years ended December 31, 2023, 2022 and 2021 were as follows:

	Change
(In millions)	2023-2022	2022-2021
Net income	$(766.8)	$136.5
Non-cash depreciation and amortization	3.1	5.4
Deferred income taxes	(70.6)	57.0
Other non-cash related changes, net	4.9	(1.7)
Income and distribution from SSAT, net	33.6	(26.4)
Accounts receivable, net	(85.5)	164.9
Prepaid expenses and other assets	78.7	2.9
Accounts payable, accruals and other liabilities	42.6	(71.3)
Operating lease liabilities	9.3	(54.4)
Non-cash amortization of operating lease right of use assets	(11.0)	49.7
Deferred dry-docking payments	1.6	10.6
Non-cash deferred dry-docking amortization	0.4	0.6
Other long-term liabilities	(1.7)	14.0
Total	$(761.4)	$287.8

Income from SSAT was $2.2 million for the year ended December 31, 2023, compared to $83.1 million in the prior year. The decrease in income from SSAT was primarily due to lower operating profits generated by SSAT during the year ended December 31, 2023, compared to the prior year. No cash distributions were received from SSAT during the year ended December 31, 2023, compared to $47.3 million of dividends received in the prior year. Cash distributions from SSAT are dependent on the level of cash available for distribution after SSAT’s operational and capital needs. Changes in accounts receivable were primarily due to the timing of collections associated with those receivables. Changes in prepaid expenses and other assets were primarily due to a decrease in prepaid income taxes at the end of December 31, 2023 as compared to the prior year. Changes in accounts payable, accruals and other liabilities were primarily due to the timing of payments associated with those liabilities. Changes in operating lease liabilities were primarily due to operating leases that expired during the year ended December 31, 2023, partially offset by new operating leases entered into during the year ended December 31, 2023. Deferred dry-docking payments were $24.1 million for the year ended December 31, 2023, compared to $25.7 million in the prior year. The decrease in deferred dry-docking payments was due to a decrease in vessel dry-dock related activities during the year ended December 31, 2023, compared to the prior year.

(2)	Changes in Net Cash Used in Investing Activities: Changes in net cash used in investing activities for the years ended December 31, 2023, 2022 and 2021 were as follows:

	Change
(In millions)	2023-2022	2022-2021
Cash deposits and interest into the CCF	$454.3	$(551.6)
Withdrawals from CCF	(14.7)	33.4
Capitalized vessel construction expenditures	9.5	(47.5)
Capital expenditures (excluding vessel construction expenditures)	(48.6)	163.5
Proceeds from disposal of property and equipment, net, and other	(9.4)	(3.7)
Total	$391.1	$(405.9)

During the year ended December 31, 2023, cash deposits and interest earned in the CCF were $100.0 million and $28.5 million, respectively, compared to $579.7 million and $3.1 million in the prior year, respectively. Cash withdrawals from the CCF were $49.9 million during the year ended December 31, 2023, compared to $64.6 million in the prior year, and were related to vessel construction milestone payments. Capitalized vessel construction expenditures were $52.9 million for the year ended December 31, 2023, compared to $62.4 million in the prior year. The decrease in capitalized vessel construction expenditures was due to the timing of milestone payments related to the Company’s new fleet renewal program. Capital expenditures (excluding vessel construction expenditures) were $195.5 million for the year ended December 31, 2023, compared to $146.9 million for the prior year. Capital expenditures (excluding vessel construction expenditures) during the year ended December 31, 2023 included costs associated with LNG installations and the reengining of an existing vessel, and the purchase of additional containers, chassis and other terminal equipment to support the Company’s operational activities.

(3)	Changes in Net Cash Used in Financing Activities: Changes in net cash used in financing activities for the years ended December 31, 2023, 2022 and 2021 were as follows:

	Change
(In millions)	2023-2022	2022-2021
Repurchase of Matson common stock	$241.8	$(198.7)
Repayments of fixed interest debt	34.6	(52.2)
Repayments and borrowings under revolving credit facility, net	—	71.8
Withholding tax related to net share settlements of restricted stock units	7.5	(5.7)
Dividends paid	3.0	(2.1)
Payment of financing costs	—	3.0
Total	$286.9	$(183.9)

The Company paid $155.2 million to repurchase common stock during the year ended December 31, 2023, compared to $397.0 million in the prior year. The Company did not issue any new fixed interest debt during the years ended December 31, 2023 and 2022. The Company paid $76.9 million of prepaid and scheduled fixed interest debt principal payments, compared to $111.5 million of prepaid scheduled principal payments during the prior year. During the year ended December 31, 2021, the Company paid $71.8 million, net, to fully repay the Company’s revolving credit facility. There were no borrowings under the revolving credit facility during the years ended December 31, 2023 and 2022.

Capital Construction Fund: The Company utilizes its CCF to fund milestone payments for the construction of new vessels. The Company’s CCF is described in Note 7 to the Consolidated Financial Statements. Cash on deposit in the CCF and assigned accounts receivable as of December 31, 2023 and 2022 were as follows:

	As of December 31,
(In millions)	2023	2022
Capital Construction Fund:
Cash on deposit	$599.4	$518.2
Assigned accounts receivables	$218.1	$9.9

During the years ended December 31, 2023 and 2022, the Company deposited $128.5 million and $582.8 million into the CCF, respectively. During the years ended December 31, 2023 and 2022, the Company made withdrawals of $49.9 million and $64.6 million out of the CCF, respectively, which were used to make milestone payments for the construction of new vessels. Cash on deposit in the CCF is held in short term U.S. Treasury Obligation Funds and is classified as a long-term asset in the Company’s Consolidated Balance Sheets, as the Company intends to use qualified cash withdrawals from the CCF to fund long-term investments in the construction of new vessels. Assigned accounts receivable in the CCF are classified as part of accounts receivable in the Consolidated Balance Sheets due to the nature of the assignment.

In February 2024, the Company purchased approximately $450 million of fixed-rate U.S. Treasuries with CCF cash deposits. The fixed-rate investments have various maturity dates up to 3 years.

Debt: The Company utilizes a mix of fixed and variable debt for liquidity and to fund the Company’s operations. Total debt as of December 31, 2023 and 2022 is as follows:

	As of December 31,
(In millions)	2023	2022	Change
Fixed interest debt	$440.6	$517.5	$(76.9)
Total Debt	$440.6	$517.5	$(76.9)

Total debt decreased by $76.9 million during the year ended December 31, 2023 compared to the prior year. The decrease in fixed interest debt was due to the $26.4 million prepayments of Title XI debt, and scheduled debt repayments of private placement term loans and Title XI debt made during the year ended December 31, 2023.

As of December 31, 2023, the Company had $644.2 million of unused capacity under the revolving credit facility, with a maturity date of March 31, 2026. The Company’s debt is described in Note 8 to the Consolidated Financial Statements in Item 8 of Part II.

Working Capital: The Company had a working capital surplus of $40.0 million at December 31, 2023, compared to a working capital surplus of $178.0 million at December 31, 2022. Working capital is primarily impacted by the amount of net cash provided by operating activities, the amount of capital expenditures, the amount and timing of collections associated with accounts receivable, prepaid expenses and other assets, and the amount and timing of payments associated with accounts payable, accruals, income taxes, debt and other liabilities. The decrease in the Company’s working capital surplus during the year ended December 31, 2023 was due to the decrease in cash provided by operating activities and higher capital expenditures during the year.

Capital Expenditures: The Company expects to make the following capital expenditures during the years ending December 31, 2024, 2025 and 2026:

(In millions)	2024	2025	2026
New vessel construction milestone payments and related costs	$75	$380	$360
LNG installations and reengining on existing vessels	$70 - $80	$10 - $15	-
Maintenance and other capital expenditures	$110 - $120	$100 - $110	$80 - $90
Total Estimated Capital Expenditures	$255 - $275	$490 - $505	$440 - $450

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

LNG installations on existing vessels includes capital expenditures for the installation of tanks, piping and cryogenic equipment on existing Aloha Class vessels so that they can operate on LNG and conventional fuels. The LNG installation project on Kaimana Hila is currently scheduled to begin during the second quarter of 2024 at a cost of approximately $47 million. Additionally, the reengining of Manukai to operate on LNG and conventional fuels is in progress with an expected remaining cost of approximately $72 million.

Maintenance and other capital expenditures include amounts that the Company expects to spend on various capital projects, including capital expenditures related to the second and third phase of its program to modernize and renovate its terminal facility at Sand Island, Honolulu, Hawaii, repurchases of leased equipment, vessel capital maintenance and annual equipment purchases to support the Company’s operations. The Company expects to fund these capital expenditures (including the LNG installations) with cash and cash equivalents on the Consolidated Balance Sheets and through cash flows generated from future operating activities.

Repurchase of Shares: During the year ended December 31, 2023, the Company repurchased approximately 2.1 million shares for a total cost of $158.2 million. The remaining number of shares that may be repurchased under the Company’s stock repurchase program was 2,462,188 shares at December 31, 2023.

COMMITMENTS, CONTINGENCIES AND OFF-BALANCE SHEET ARRANGEMENTS

Commitments and Contingencies: A description of other commitments and contingencies is set forth in Note 9, Note 11 and Note 17 to the Consolidated Financial Statements in Item 8 of Part II below, and is incorporated herein by reference.

Off-balance Sheet Arrangements: The Company is not currently party to any off-balance sheet arrangements that have, or are reasonably likely to have, a current or future material effect on the Company’s financial condition, results of operations or cash flows.

CRITICAL ACCOUNTING ESTIMATES

The Company’s significant accounting policies are described in Note 2 to the Consolidated Financial Statements in Item 8 of Part II below. The preparation of Consolidated Financial Statements in conformity with accounting principles generally accepted in the United States of America, upon which the Company’s Management Discussion and Analysis of Financial Condition and Results of Operations is based, requires that management exercise judgment in making accounting estimates about future events that may affect the amounts reported in the Consolidated Financial Statements and accompanying notes. Future events and their effects cannot be determined with certainty and actual results will, inevitably, differ from those accounting estimates. These differences could be material.

The Company considers an accounting estimate to be critical if (i)(a) the accounting estimate requires the Company to make assumptions that are difficult or subjective about matters that were highly uncertain at the time that the accounting estimate was made, (b) changes in the estimate are reasonably likely to occur in periods after the period in which the estimate was made, or (c)  the Company could have used different estimates; and (ii) changes in those accounting estimates would have had a material impact on the financial condition or results of operations of the Company. The critical accounting policies and estimates considered in the preparation of the Company’s Consolidated Financial Statements are described below. Management has discussed the development and selection of these critical accounting estimates with the Audit Committee of our Board of Directors.

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

Long-lived Assets and Finite-lived Intangible Assets: Long-lived assets and finite-lived intangible assets are grouped at the lowest level for which identifiable cash flows are available. In evaluating for impairment, the estimated future undiscounted cash flows generated by each of these asset groups are compared with the carrying value recorded for each asset group to determine if its carrying value is recoverable. If this review determines that the amount recorded will not be recovered, the amount recorded for the asset group is reduced to its estimated fair value. These asset impairment analyses are highly subjective because they require management to make assumptions and apply considerable judgments to, among other things, estimates of the timing and amount of future cash flows, expected useful lives of the assets, potential impact of future events, including changes in economic conditions and operating performance, and future costs of maintenance and improvements of the assets. If management uses different assumptions or if different conditions occur in future periods, the Company’s financial condition or its future operating results could be materially impacted. The Company has evaluated its long-lived assets and finite-lived intangible assets for impairment and determined that there was no impairment for the years ended December 31, 2023, 2022, and 2021.

Indefinite-life Intangible Assets and Goodwill: The Company’s intangible assets include goodwill and a trade name, and are grouped at the lowest level reporting unit for which identifiable cash flows are available. In estimating the fair value of a reporting unit, the Company uses a combination of a discounted cash flow model and fair value based on market multiples of earnings before interest, income taxes, depreciation and amortization (“EBITDA”). The discounted cash flow approach requires the Company to use a number of assumptions, including market factors specific to the business, the amount and timing of estimated future cash flows generated by the business over an extended period of time, long-term growth rates for the business, and a discount rate that considers the risks related to the amount and timing of the cash flows. Although the assumptions used by the Company in its discounted cash flow model are consistent with the assumptions the Company used to generate its internal strategic plans and forecasts, significant judgment is required to estimate the amount and timing of future cash flows from the reporting unit and the risk of achieving those cash flows. When using market multiples of EBITDA, the Company makes judgments about the comparability of multiples in closed and proposed transactions. Accordingly, changes in assumptions and estimates, including, but not limited to, changes driven by external factors, such as industry and economic trends, and those driven by internal factors, such as changes in the Company’s business strategy and its internal forecasts, could have a material effect on the Company’s financial condition or its future operating results. The Company has evaluated its indefinite-life intangible assets and goodwill for impairment and determined that there was no impairment for the years ended December 31, 2023, 2022, and 2021.

Insurance Related Liabilities: The Company purchases insurance with deductibles or self-insured retentions to mitigate significant risks that it is exposed to. Such insurance includes, but is not limited to, employee health, workers’ compensation, marine liability, cybersecurity, auto liability and physical damage to property and equipment. For certain risks, the Company elects to not purchase insurance because of the excessive cost of such insurance, the perceived remoteness of the risk or insurance coverage is not commercially available. The Company retains the risk of loss for insurance deductibles and self-insured retentions, for amounts that exceed the limits of the Company’s insurance policies, and for other risks not covered by insurance.

When estimating its reserves for retained risks and related liabilities, the Company considers a number of factors, including historical claims experience, demographic factors, current trends, and analyses provided by independent third parties. Periodically, management reviews its assumptions and estimates used to determine the adequacy of the Company’s reserves for retained risks and other related liabilities. The Company’s retained risks and other related liabilities contain uncertainties because management is required to apply judgment and make long-term assumptions to estimate the ultimate cost to settle reported claims, and of claims incurred but not reported, as of the balance sheet date. Insurance related liabilities were $41.3 million and $45.4 million at December 31, 2023 and 2022, respectively. The Company’s estimate of insurance related liabilities could change if management uses different assumptions or if different conditions occur in future periods, however the Company does not expect any such change would have a material impact on the Company’s financial condition and results of operations.

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

Income Taxes: The Company’s income tax expense requires the Company to make various estimates and judgments. These estimates and judgments are applied in the calculation of taxable income, tax credits, tax benefits, CCF and other tax deductions, and in the calculation of certain deferred tax assets and liabilities, which arise from differences in the timing of recognition of revenue, costs and expenses for tax purposes. The calculation of deferred tax assets and liabilities may be impacted by various factors including but not limited to changes in tax rates; changes in tax laws, regulations, and rulings; changes in interpretations of existing tax laws, regulations and rulings; and changes in the evaluation of the Company’s ability to realize deferred tax assets including operating loss and tax credit carryforwards. Deferred tax assets and liabilities are adjusted to the extent necessary to reflect tax rates expected to be in effect when the temporary differences reverse. Significant changes to these estimates may result in an increase or decrease to the Company’s income taxes in a subsequent period.

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

Investment Risks: The Company invests excess cash in short-term money market funds that purchase government securities or corporate debt securities, or in other deposit products. These money market funds and deposits maintain a weighted average maturity of less than 90 days. A one percent change in interest rates is not expected to have a material impact on the fair value of these investments or on the Company’s results of operations.

The Company may invest funds on deposit in the CCF in money market funds, U.S. Treasury Obligation Funds or other eligible credit-based investments for maturities of up to three years. A one percent change in interest rates is not expected to have a material impact on the fair value of these investments or on the Company’s results of operations.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

MANAGEMENT’S ANNUAL REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

The management of Matson, Inc. and subsidiaries (the “Company”) has the responsibility for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as a process designed by, or under the supervision of, the company’s principal executive and principal financial officers and effected by the company’s board of directors, management and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America and includes those policies and procedures that:

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2023. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework (2013). Based on its assessment, management believes that, as of December 31, 2023, the Company’s internal control over financial reporting is effective. The Company’s independent registered public accounting firm, Deloitte & Touche LLP, has issued an attestation report on the Company’s internal control over financial reporting.

/s/ Matthew J. Cox	/s/ Joel M. Wine
Matthew J. Cox	Joel M. Wine
Chairman and Chief Executive Officer	Executive Vice President and Chief Financial Officer
February 23, 2024	February 23, 2024

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and the shareholders of Matson, Inc.

Opinions on the Financial Statements and Internal Control over Financial Reporting
We have audited the accompanying consolidated balance sheets of Matson, Inc. and subsidiaries (the “Company”) as of December 31, 2023 and 2022, the related consolidated statements of income and comprehensive income, shareholders' equity, and cash flows, for each of the three years in the period ended December 31, 2023, and the related notes (collectively referred to as the “financial statements”). We also have audited the Company’s internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2023, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.

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

Goodwill – Span Alaska Reporting Unit — Refer to Notes 2 and 6 to the financial statements

Critical Audit Matter Description

The Company’s evaluation of goodwill for impairment involves the comparison of the fair value of each reporting unit to its carrying value. In estimating the fair value of a reporting unit, the Company uses a combination of a discounted cash flow model and fair value based on market multiples of earnings before interest, taxes, depreciation and amortization (“EBITDA”). The discounted cash flow approach requires the Company to make several business and valuation assumptions, including, but not limited to, those related to the discount rate. Changes in assumptions and estimates could have a material effect on either the fair value, the amount of any goodwill impairment charge, or both. The goodwill balance was $327.8 million as of December 31, 2023, of which $78.6 million is allocated to the Span Alaska reporting unit in the Logistics reportable segment, resulting from the acquisition of Span Intermediate, LLC (“Span Alaska”) in fiscal year 2016. The Company has evaluated its goodwill for impairment as part of its annual assessment in fiscal year 2023 and determined that the fair value of the Span Alaska reporting unit exceeded the carrying amount as of the date of the impairment review.

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
February 23, 2024

We have served as the Company’s auditor since at least 1976; however, an earlier year could not be reliably determined.

MATSON, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

	Years Ended December 31,
(In millions, except per share amounts)	2023	2022	2021
Operating Revenue:
Ocean Transportation	$2,477.0	$3,544.6	$3,132.8
Logistics	617.6	798.4	792.5
Total Operating Revenue	3,094.6	4,343.0	3,925.3

Costs and Expenses:
Operating costs	(2,470.7)	(2,811.5)	(2,557.6)
Income from SSAT	2.2	83.1	56.3
Selling, general and administrative	(283.3)	(261.0)	(236.5)
Total Costs and Expenses	(2,751.8)	(2,989.4)	(2,737.8)

Operating Income	342.8	1,353.6	1,187.5
Interest income	36.0	8.2	—
Interest expense	(12.2)	(18.0)	(22.6)
Other income (expense), net	6.4	8.5	6.4
Income before Taxes	373.0	1,352.3	1,171.3
Income taxes	(75.9)	(288.4)	(243.9)
Net Income	$297.1	$1,063.9	$927.4

Other Comprehensive Income (Loss), Net of Income Taxes:
Net Income	$297.1	$1,063.9	$927.4
Other Comprehensive Income (Loss):
Net change in pension and post-retirement liabilities	(2.5)	23.8	20.4
Other adjustments	1.2	0.2	(0.5)
Total Other Comprehensive Income (Loss), Net of Income Taxes	(1.3)	24.0	19.9
Comprehensive Income	$295.8	$1,087.9	$947.3

Basic Earnings Per Share	$8.42	$27.28	$21.67
Diluted Earnings Per Share	$8.32	$27.07	$21.47

Weighted Average Number of Shares Outstanding:
Basic	35.3	39.0	42.8
Diluted	35.7	39.3	43.2

See Notes to Consolidated Financial Statements.

MATSON, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	As of December 31,
(In millions)	2023	2022
ASSETS
Current Assets:
Cash and cash equivalents	$134.0	$249.8
Accounts receivable, net of allowance for credit losses of $9.9 million and $13.0 million, respectively	279.4	268.5
Prepaid expenses and other assets	188.9	241.3
Total current assets	602.3	759.6
Long-term Assets:
Investment in SSAT	85.5	81.2
Property and equipment, net	2,089.9	1,962.5
Operating lease right of use assets	289.6	396.9
Goodwill	327.8	327.8
Intangible assets, net	176.4	174.9
Capital Construction Fund	599.4	518.2
Deferred dry-docking costs, net	57.3	55.3
Other long-term assets	66.4	53.6
Total long-term assets	3,692.3	3,570.4
Total Assets	$4,294.6	$4,330.0

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Current portion of debt	$39.7	$76.9
Accounts payable and accruals	277.9	255.6
Operating lease liabilities	136.7	143.6
Other liabilities	108.0	105.5
Total current liabilities	562.3	581.6
Long-term Liabilities:
Long-term debt, net of deferred loan fees	389.3	427.7
Long-term operating lease liabilities	159.3	262.5
Deferred income taxes	669.3	646.5
Other long-term liabilities	113.7	114.8
Total long-term liabilities	1,331.6	1,451.5
Commitments and Contingencies (see Note 17)
Shareholders’ Equity:
Common stock - common stock without par value; authorized, 150 million shares ($0.75 stated value per share): outstanding, 34.4 million shares in 2023 and 36.3 million shares in 2022	25.8	27.2
Additional paid in capital	293.4	290.4
Accumulated other comprehensive loss, net	(8.2)	(6.9)
Retained earnings	2,089.7	1,986.2
Total shareholders’ equity	2,400.7	2,296.9
Total Liabilities and Shareholders’ Equity	$4,294.6	$4,330.0

See Notes to Consolidated Financial Statements.

MATSON, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
(In millions)	2023	2022	2021
Cash Flows From Operating Activities:
Net income	$297.1	$1,063.9	$927.4
Reconciling adjustments:
Depreciation and amortization	144.4	141.3	135.9
Amortization of operating lease right of use assets	142.0	153.0	103.3
Deferred income taxes	19.6	90.2	33.2
Loss (Gain) on disposal of property and equipment	0.6	(1.5)	(0.8)
Share-based compensation expense	23.8	18.3	19.3
Income from SSAT	(2.2)	(83.1)	(56.3)
Distributions from SSAT	—	47.3	46.9
Other	(2.7)	—	—
Changes in assets and liabilities:
Accounts receivable, net	(10.9)	74.6	(90.3)
Deferred dry-docking payments	(24.1)	(25.7)	(36.3)
Deferred dry-docking amortization	25.3	24.9	24.3
Prepaid expenses and other assets	33.5	(45.2)	(48.1)
Accounts payable, accruals and other liabilities	10.9	(31.7)	39.6
Operating lease liabilities	(144.8)	(154.1)	(99.7)
Other long-term liabilities	(2.0)	(0.3)	(14.3)
Net cash provided by operating activities	510.5	1,271.9	984.1

Cash Flows From Investing Activities:
Capitalized vessel construction expenditures	(52.9)	(62.4)	(14.9)
Capital expenditures (excluding vessel construction expenditures)	(195.5)	(146.9)	(310.4)
Proceeds from disposal of property and equipment	1.2	1.2	1.9
Payments for intangible asset acquisitions	(12.4)	(3.0)	—
Cash and interest deposits into Capital Construction Fund	(128.5)	(582.8)	(31.2)
Withdrawals from Capital Construction Fund	49.9	64.6	31.2
Net cash used in investing activities	(338.2)	(729.3)	(323.4)

Cash Flows From Financing Activities:
Repayments of debt	(76.9)	(111.5)	(59.3)
Proceeds from revolving credit facility	—	—	304.3
Repayments of revolving credit facility	—	—	(376.1)
Payment of financing costs	—	—	(3.0)
Dividends paid	(45.0)	(48.0)	(45.9)
Repurchase of Matson common stock	(155.2)	(397.0)	(198.3)
Tax withholding related to net share settlements of restricted stock units	(12.6)	(20.1)	(14.4)
Net cash used in financing activities	(289.7)	(576.6)	(392.7)

Net (Decrease) Increase in Cash, Cash Equivalents and Restricted Cash	(117.4)	(34.0)	268.0
Cash, Cash Equivalents and Restricted Cash, Beginning of the Year	253.7	287.7	19.7
Cash, Cash Equivalents and Restricted Cash, End of the Year	$136.3	$253.7	$287.7

Reconciliation of Cash, Cash Equivalents, and Restricted Cash, at End of the Year:
Cash and Cash Equivalents	$134.0	$249.8	$282.4
Restricted Cash	2.3	3.9	5.3
Total Cash, Cash Equivalents and Restricted Cash, End of the Year	$136.3	$253.7	$287.7

Supplemental Cash Flow Information:
Interest paid, net of capitalized interest	$11.1	$16.2	$19.3
Income tax paid, net of income tax refunds	$7.5	$215.2	$241.6

Non-cash Information:
Capital expenditures included in accounts payable, accruals and other liabilities	$10.8	$5.5	$6.4
Non-cash payments for intangible asset acquisitions	$2.7	$2.2	$—

See Notes to Consolidated Financial Statements.

MATSON, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

FOR THE THREE YEARS ENDED DECEMBER 31, 2023

				Accumulated
	Common Stock		Additional	Other
		Stated	Paid In	Comprehensive	Retained
(In millions, except per share amounts)	Shares	Value	Capital	Income (Loss)	Earnings	Total
Balance at December 31, 2020	43.2	$32.4	$321.5	$(50.8)	$658.1	$961.2
Net income	—	—	—	—	927.4	927.4
Other comprehensive income (loss), net of tax	—	—	—	19.9	—	19.9
Share-based compensation	—	—	19.3	—	—	19.3
Shares issued, net of shares withheld for employee taxes	0.3	0.2	(14.7)	—	0.1	(14.4)
Share repurchase	(2.5)	(1.9)	(12.0)	—	(186.2)	(200.1)
Dividends ($1.06 per share)	—	—	—	—	(45.9)	(45.9)
Balance at December 31, 2021	41.0	30.7	314.1	(30.9)	1,353.5	1,667.4
Net income	—	—	—	—	1,063.9	1,063.9
Other comprehensive income (loss), net of tax	—	—	—	24.0	—	24.0
Share-based compensation	—	—	18.3	—	—	18.3
Shares issued, net of shares withheld for employee taxes	0.3	0.2	(20.3)	—	—	(20.1)
Share repurchase	(5.0)	(3.7)	(21.7)	—	(371.6)	(397.0)
Equity interest in SSAT (see Note 4)	—	—	—	—	(11.6)	(11.6)
Dividends ($1.22 per share)	—	—	—	—	(48.0)	(48.0)
Balance at December 31, 2022	36.3	27.2	290.4	(6.9)	1,986.2	2,296.9
Net income	—	—	—	—	297.1	297.1
Other comprehensive income (loss), net of tax	—	—	—	(1.3)	—	(1.3)
Share-based compensation	—	—	23.8	—	—	23.8
Shares issued, net of shares withheld for employee taxes	0.2	0.2	(12.7)	—	(0.1)	(12.6)
Share repurchase	(2.1)	(1.6)	(8.1)	—	(148.5)	(158.2)
Dividends ($1.26 per share)	—	—	—	—	(45.0)	(45.0)
Balance at December 31, 2023	34.4	$25.8	$293.4	$(8.2)	$2,089.7	$2,400.7

See Notes to Consolidated Financial Statements.

MATSON, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	DESCRIPTION OF THE BUSINESS

Matson, Inc., a holding company incorporated in the State of Hawaii, and its subsidiaries (“Matson” or the “Company”), is a leading provider of ocean transportation and logistics services. The Company consists of two segments, Ocean Transportation and Logistics. For financial information on the Company’s reportable segments for the three years ended December 31, 2023, see Note 3.

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

Fiscal Year: The year end for Matson is December 31. The period end for MatNav occurred on the last Friday in December, except for certain Company subsidiaries whose period closed on December 31. Included in these Consolidated Financial Statements are 52 weeks in fiscal years 2023 and 2022 and 53 weeks in fiscal year 2021 for MatNav.

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

Use of Estimates: The preparation of the Consolidated Financial Statements in conformity with accounting principles generally accepted in the U.S. requires management to make estimates and assumptions that affect the amounts reported. Estimates and assumptions are used for, but not limited to: impairment of investments; impairment of long-lived assets, intangible assets and goodwill; capitalized interest; allowance for doubtful accounts and other receivables; legal contingencies; insurance reserves and other related liabilities; contingent acquisition related consideration; accrual estimates; pension and post-retirement estimates; multi-employer withdrawal liabilities; operating lease assets and liabilities; income (loss) from SSAT; and income taxes. Future results could be materially affected if actual results differ from these estimates and assumptions.

Cash, Cash Equivalents and Restricted Cash: Cash equivalents consist of highly-liquid investments with original maturities of three months or less. The Company carries these investments at cost, which approximates fair value. Restricted cash relates to amounts that are subject to contractual restrictions and are not readily available. Restricted cash was $2.3 million and $3.9 million at December 31, 2023 and 2022, respectively, and are included in prepaid expenses and other assets in the Consolidated Balance Sheets.

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

Changes in the allowance for doubtful accounts receivable for the three years ended December 31, 2023, 2022 and 2021 were as follows:

	Balance at		Write-offs	Balance at
Year (in millions)	Beginning of Year	Expense (1)	and Other	End of Year
2023	$13.0	$(2.1)	$(1.0)	$9.9
2022	$10.1	$3.2	$(0.3)	$13.0
2021	$6.3	$4.2	$(0.4)	$10.1
(1)	Expense is shown net of amounts recovered from previously reserved doubtful accounts receivable.

Prepaid Expenses and Other Assets: Prepaid expenses and other assets consist of the following at December 31, 2023 and 2022:

	As of December 31,
Prepaid Expenses and Other Assets (in millions)	2023	2022
Income tax receivables, net	$125.2	$170.8
Prepaid fuel	22.5	26.3
Prepaid insurance and insurance related receivables	19.3	17.4
Restricted cash - vessel construction obligations	2.3	3.9
Other	19.6	22.9
Total	$188.9	$241.3

Income tax receivables primarily include a federal income tax refund related to the Company’s 2021 federal tax return of approximately $118.6 million, overpayments of federal and state taxes paid during the year ended December 31, 2023, and other income tax receivables.

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

Deferred loan fees related to the Company’s revolving credit facility are recorded in other long-term assets in the Company’s Consolidated Balance Sheets and are amortized using the straight-line method, as the difference between that method and the use of the effective interest method is not material.

Other Long-Term Assets: Other long-term assets consist of the following at December 31, 2023 and 2022:

	As of December 31,
Other Long-Term Assets (in millions)	2023	2022
Vessel and equipment spare parts	$14.2	$13.2
Pension plan assets	34.8	18.9
Insurance related receivables	10.2	12.1
Other	7.2	9.4
Total	$66.4	$53.6

Property and Equipment: Property and equipment is stated at cost. Property and equipment is depreciated using the straight-line method over the estimated useful lives of the assets. The estimated useful lives of property and equipment range up to the following maximum life as follows:

Classification	Life
Vessels	40 years
Terminal cranes	30 years
Containers and chassis	15 years
Terminal facilities and other property	35 years

Capitalized Interest: The Company capitalizes interest costs during the period the qualified assets are being readied for their intended use. The Company determined that vessel construction costs are considered qualifying assets for the purposes of capitalizing interest on these assets. The amount of capitalized interest is calculated based on the amount of payments incurred related to the construction of these vessels using a weighted average interest rate. The weighted average interest rate is determined using the Company’s average borrowings outstanding during the period. Capitalized interest is included in vessel construction in progress in property and equipment in the Company’s Consolidated Balance Sheets (see Note 5). During the years ended December 31, 2023, 2022 and 2021, the Company capitalized $2.6 million, $0.7 million and $0.2 million of interest related to the construction of new vessels, respectively.

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

Long-lived assets and finite-lived intangible assets are grouped at the lowest level reporting unit for which identifiable cash flows are available. In evaluating for impairment, the estimated future undiscounted cash flows generated by each of these asset groups are compared with the carrying value recorded for each asset group to determine if its carrying value is recoverable. If this review determines that the amount recorded will not be recovered, the amount recorded for the asset group is reduced to its estimated fair value. No impairment charges of long-lived assets and finite-lived intangible assets were recorded for the years ended December 31, 2023, 2022 and 2021.

Indefinite-life intangible assets and goodwill are grouped at the lowest level reporting unit for which identifiable cash flows are available. In estimating the fair value of a reporting unit, the Company uses a combination of a discounted cash flow model and fair value based on market multiples of earnings before interest, taxes, depreciation and amortization. Based upon the Company’s evaluation of its indefinite-life intangible assets and goodwill for impairment, the Company determined that the fair value of each reporting unit exceeds book value. No impairment charges of indefinite-life intangible assets and goodwill were recorded for the years ended December 31, 2023, 2022 and 2021.

Impairment Evaluation of SSAT: The Company’s investment in SSAT, a related party, is evaluated for impairment whenever there is evidence of impairment during the reporting period. If any impairment is identified, the Company evaluates if the decrease in the fair value of the investment below its carrying value is other-than-temporary. No impairment of the Company’s investment in SSAT was identified during the years ended December 31, 2023, 2022 and 2021.

Other Liabilities: Other liabilities consist of the following at December 31, 2023 and 2022:

	As of December 31,
Other Liabilities (in millions)	2023	2022
Payroll and vacation	$38.3	$34.7
Employee incentives and other benefits	33.9	33.2
Insurance reserves and other related liabilities - short term	17.5	15.6
Multi-employer withdrawal liabilities - short term	4.1	4.1
Income tax and other tax related liabilities	1.6	2.2
Other short-term liabilities	12.6	15.7
Total	$108.0	$105.5

Other Long-Term Liabilities: Other long-term liabilities consist of the following at December 31, 2023 and 2022:

	As of December 31,
Other Long-Term Liabilities (in millions)	2023	2022
Multi-employer withdrawal liability	$46.5	$48.6
Insurance reserves and other related liabilities	23.8	29.8
Pension and post-retirement liabilities	21.8	17.8
Other long-term liabilities	21.6	18.6
Total	$113.7	$114.8

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

Insurance Related Liabilities: The Company purchases insurance with deductibles or self-insured retentions to mitigate significant risks that it is exposed to. Such insurance includes, but is not limited to, employee health, workers’ compensation, marine liability, cybersecurity, auto liability and physical damage to property and equipment. For certain risks, the Company elects to not purchase insurance because of the excessive cost of insurance, the perceived remoteness of the risk or insurance coverage is not commercially available. The Company retains the risk of loss for insurance deductibles and self-insured retentions, for amounts that exceed the limits of the Company’s insurance policies, and for other risks not covered by insurance.

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

Recognition of Revenues and Expenses: Revenue in the Company’s Consolidated Financial Statements is presented net of elimination of intercompany transactions. The following is a description of the Company’s principal revenue generating activities by segment, and the Company’s revenue recognition policy for each activity for the periods presented:

	Years Ended December 31,
Ocean Transportation (in millions) (1)	2023	2022	2021
Ocean Transportation services	$2,420.8	$3,508.0	$3,101.9
Terminal and other related services	36.9	18.5	16.0
Fuel sales	12.3	11.3	7.2
Vessel management and related services	7.0	6.8	7.7
Total	$2,477.0	$3,544.6	$3,132.8
(1)	Ocean Transportation revenue transactions are primarily denominated in U.S. dollars except for less than 3 percent of Ocean Transportation services revenue and fuel sales revenue categories which are denominated in foreign currencies.

◾	Ocean Transportation services revenue is recognized ratably over the duration of a voyage based on the relative transit time completed in each reporting period. Vessel operating costs and other ocean transportation operating costs, such as terminal operating overhead and selling, general and administrative expenses, are charged to operating costs as incurred.
◾	Terminal and other related services revenue is recognized as the services are performed. Related costs are recognized as incurred.
◾	Fuel sales revenue and related costs are recognized when the Company has completed delivery of the product to the customer in accordance with the terms and conditions of the contract.
◾	Vessel management and related services revenue is recognized in proportion to the services completed. Related costs are recognized as incurred.

	Years Ended December 31,
Logistics (in millions) (1)	2023	2022	2021
Transportation Brokerage and Freight Forwarding services	$546.8	$695.1	$707.4
Warehousing and distribution services	42.5	53.5	44.7
Supply chain management and other services	28.3	49.8	40.4
Total	$617.6	$798.4	$792.5
(1)	Logistics revenue transactions are primarily denominated in U.S. dollars except for less than 3 percent of transportation brokerage and freight forwarding services revenue, and supply chain management and other services revenue categories which are denominated in foreign currencies.

◾	Transportation Brokerage and Freight Forwarding services revenue consists of amounts billed to customers for services provided. The primary costs include third-party purchased transportation services, agent commissions, labor and equipment. Revenue and the related purchased third-party transportation costs are recognized over the duration of a delivery based upon the relative transit time completed in each reporting period. Labor, agent commissions, and other operating costs are expensed as incurred. The Company reports revenue on a gross basis as the Company serves as the principal in these transactions because it is responsible for fulfilling the contractual arrangements with the customer and has latitude in establishing prices.
◾	Warehousing and distribution services revenue consist of amounts billed to customers for storage, handling, and value-added packaging of customer merchandise. Storage revenue is recognized in the month the service is provided to the customer. Storage related costs are recognized as incurred. Other warehousing and distribution services revenue and related costs are recognized in proportion to the services performed.

◾	Supply chain management and other services revenue, and related costs are recognized in proportion to the services performed.

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

Customer Concentration: The Ocean Transportation segment serves customers in numerous industries and carries a wide variety of cargo, mitigating its dependence upon any single customer or single type of cargo. In 2023, the Company’s 10 largest Ocean Transportation customers accounted for approximately 16 percent of the Company’s Ocean Transportation operating revenue.

The Logistics segment serves customers in numerous industries and geographical locations. In 2023, the Company’s 10 largest Logistics customers accounted for approximately 21 percent of the Company’s Logistics operating revenue.

Dividends: The Company recognizes dividends as a liability when approved by the Board of Directors.

Repurchase of Shares: During the years ended December 31, 2023, 2022 and 2021, the Company repurchased approximately 2.1 million, 5.0 million and 2.5 million shares, respectively, for $158.2 million, $397.0 million and $200.1 million, respectively. As of December 31, 2023, the number of remaining shares that may be repurchased under the Company’s share repurchase program was approximately 2.5 million shares.

Share-Based Compensation: The Company records compensation expense for all share-based awards made to employees and directors. The Company’s various stock-based compensation plans are more fully described in Note 15.

Income Taxes: The estimate of the Company’s income tax expense requires the Company to make various estimates and judgments. These estimates and judgments are applied in the calculation of taxable income, tax credits, tax benefits, CCF and other tax deductions, and in the calculation of certain deferred tax assets and liabilities, which arise from differences in the timing of recognition of revenue, costs and expenses for tax purposes. The Company also considers the impact of expected future events such as changes in tax rates, changes in tax laws, regulations and rulings. Deferred tax assets and liabilities are adjusted to the extent necessary to reflect tax rates expected to be in effect when the temporary differences reverse.

The Company records a valuation allowance if, based on the weight of available evidence, management believes that it is more likely than not that some portion or all of a recorded deferred tax asset would not be realized in future periods. The Company’s income taxes are more fully described in Note 10.

Rounding: Amounts in the Consolidated Financial Statements and Notes to the Consolidated Financial Statements are rounded to tenth of millions, except for per share calculations and percentages which were determined based on amounts before rounding. Accordingly, a recalculation of some per-share amounts and percentages, if based on the reported data, may be slightly different.

New Accounting Pronouncements:

In November 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standard Update (“ASU”) 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures (“ASU 2023-07”). ASU 2023-07 requires disclosure of incremental segment information on an annual and interim basis. The ASU is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024, and requires retrospective application to all prior periods presented in the financial statements. Early adoption is permitted. The Company is currently evaluating the effects of adopting ASU 2023-07 but does not expect it will have a material impact on the Company’s consolidated financial statements.

In December 2023, the FASB issued ASU 2023-09, Improvements to Income Tax Disclosures (“ASU 2023-09”). ASU 2023-09 requires disaggregated information about a reporting entity’s effective tax rate reconciliation as well as information on income taxes paid. ASU 2023-09 is effective for annual periods beginning after December 15, 2024, and interim periods within fiscal years beginning after December 15, 2025. The Company is currently evaluating the effects of adoption ASU 2023-09 but does not expect it to have a material impact on the Company’s consolidated financial statements.

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

The Company’s Ocean Transportation segment provides ocean transportation services to the Logistics segment, and the Logistics segment provides logistics services to the Ocean Transportation segment in certain transactions. Accordingly, inter-segment revenue of $208.7 million, $270.9 million and $213.8 million for the years ended December 31, 2023, 2022 and 2021, respectively, have been eliminated from operating revenues in the table below.

Reportable segment financial information for the years ended December 31, 2023, 2022 and 2021, are as follows:

	Years Ended December 31,
(In millions)	2023	2022	2021
Operating Revenue:
Ocean Transportation (1)	$2,477.0	$3,544.6	$3,132.8
Logistics (2)	617.6	798.4	792.5
Total Operating Revenue	$3,094.6	$4,343.0	$3,925.3
Operating Income:
Ocean Transportation (3)	$294.8	$1,281.2	$1,137.7
Logistics	48.0	72.4	49.8
Total Operating Income	342.8	1,353.6	1,187.5
Interest income	36.0	8.2	—
Interest expense	(12.2)	(18.0)	(22.6)
Other income (expense), net	6.4	8.5	6.4
Income before Taxes	373.0	1,352.3	1,171.3
Income taxes	(75.9)	(288.4)	(243.9)
Net Income	$297.1	$1,063.9	$927.4

Capital Expenditures:
Ocean Transportation	$240.2	$190.9	$322.4
Logistics	8.2	18.4	2.9
Total Capital Expenditures	$248.4	$209.3	$325.3

Depreciation and Amortization:
Ocean Transportation	$132.8	$133.2	$128.6
Logistics	11.6	8.1	7.3
	144.4	141.3	135.9
Deferred dry-docking amortization - Ocean Transportation	25.3	24.9	24.3
Total Depreciation and Amortization	$169.7	$166.2	$160.2
(1)	Ocean Transportation operating revenue excludes inter-segment revenue of $76.5 million, $93.6 million and $81.0 million for the years ended December 31, 2023, 2022 and 2021, respectively.
(2)	Logistics operating revenue excludes inter-segment revenue of $132.2 million, $177.3 million and $132.8 million for the years ended December 31, 2023, 2022 and 2021, respectively.
(3)	Ocean Transportation segment information includes $2.2 million, $83.1 million, and $56.3 million of income from the Company’s investment in SSAT for the years ended December 31, 2023, 2022 and 2021, respectively.

	As of December 31,
(In millions)	2023	2022
Identifiable Assets:
Ocean Transportation (1)	$3,645.3	$3,705.2
Logistics	649.3	624.8
Total Assets	$4,294.6	$4,330.0
(1)	The Ocean Transportation segment includes $85.5 million and $81.2 million related to the Company’s investment in SSAT as of December 31, 2023 and 2022, respectively.

4.	INVESTMENT IN SSAT

The Company accounts for its 35 percent ownership interest in SSAT using the equity method of accounting. The Company records its share of income from SSAT in costs and expenses within the Ocean Transportation segment due to operations of SSAT being an integral part of the Company’s Ocean Transportation business. The Company’s investment in SSAT was $85.5 million and $81.2 million at December 31, 2023 and 2022, respectively. On September 16, 2022, SSAT completed the purchase of a 20 percent equity interest in SSAT Terminals (Oakland), LLC (“SSAT Oakland”) from a third-party company. After completion of this transaction, SSAT Oakland became a wholly owned subsidiary of SSAT. The operating results of SSAT Oakland consolidate into the operating results of SSAT. As a result of this transaction, the Company recorded a decrease of $15.5 million in its investment in SSAT, an increase in deferred tax assets of $3.9 million, and a corresponding decrease in retained earnings of $11.6 million during the year ended December 31, 2022.

The Company’s share of income recorded in the Consolidated Statements of Income and Comprehensive Income and dividends received by the Company during the years ended December 31, 2023, 2022 and 2021 are as follows:

	Years Ended December 31,
(In millions)	2023	2022	2021
Company’s share of income from SSAT	$2.2	$83.1	$56.3
Distributions received from SSAT	$—	$47.3	$46.9

The Company’s Ocean Transportation segment operating costs for terminal services provided by SSAT include $297.2 million, $308.3 million and $284.9 million for the years ended December 31, 2023, 2022 and 2021, respectively. Accounts payable and accrued liabilities in the Consolidated Balance Sheets for terminal services payable to SSAT include $43.4 million and $43.6 million at December 31, 2023 and 2022, respectively.

A summary of the Condensed Balance Sheets of SSAT at December 31, 2023 and 2022 are as follows:

	As of December 31,
Condensed Balance Sheets (in millions)	2023	2022
Current assets	$304.0	$324.7
Non-current assets	1,510.2	1,436.0
Total Assets	$1,814.2	$1,760.7

Current liabilities	$271.8	$342.1
Non-current liabilities	1,255.3	1,199.5
Equity	287.1	219.1
Total Liabilities and Equity	$1,814.2	$1,760.7

A summary of the Condensed Statements of Operating Income and Net Income of SSAT for the years ended December 31, 2023, 2022 and 2021 are as follows:

	Years Ended December 31,
Condensed Statements of Operating Income and Net Income (in millions)	2023	2022	2021
Operating revenue	$1,025.1	$1,466.9	$1,297.5
Operating costs and expenses	1,019.6	1,168.8	1,113.8
Operating income	5.5	298.1	183.7
Net Income (1)(2)	$11.9	$249.6	$161.7
(1)	Includes earnings from equity method investments held by SSAT less earnings allocated to non-controlling interests.
(2)	Includes net income or loss attributable to noncontrolling interests.

5.	PROPERTY AND EQUIPMENT

Property and equipment consists of the following as of December 31, 2023 and 2022:

	As of December 31, 2023			As of December 31, 2022
		Accumulated			Accumulated
(In millions)	Cost	Depreciation	Net Book Value	Cost	Depreciation	Net Book Value
Vessels	$2,323.4	$886.8	$1,436.6	$2,278.6	$838.8	$1,439.8
Containers and equipment	845.0	451.9	393.1	762.7	433.8	328.9
Terminal facilities and other property	148.0	58.6	89.4	131.5	53.6	77.9
New vessel construction in progress	103.1	—	103.1	50.2	—	50.2
Other construction in progress	67.7	—	67.7	65.7	—	65.7
Total	$3,487.2	$1,397.3	$2,089.9	$3,288.7	$1,326.2	$1,962.5

New vessel construction in progress at December 31, 2023 and 2022 includes milestone progress payments, capitalized interest and other costs related to the construction of three new Jones Act vessels. Delivery of the first vessel is currently anticipated to be in the fourth quarter of 2026, with subsequent deliveries expected in the second and fourth quarters of 2027.

Depreciation expense for the years ended December 31, 2023, 2022 and 2021 are as follows:

	Years Ended December 31,
(In millions)	2023	2022	2021
Depreciation expense	$124.4	$123.5	$117.1

6.	GOODWILL AND INTANGIBLE ASSETS

Goodwill by segment consists of the following as of December 31, 2023 and 2022:

	Ocean
(In millions)	Transportation	Logistics	Total
Goodwill	$222.6	$105.2	$327.8

Ocean Transportation goodwill of $222.6 million includes $221.8 million related to the acquisition of Horizon Lines, Inc. (“Horizon”) in May 2015. Logistics goodwill of $105.2 million includes $78.6 million related to the acquisition of Span Intermediate, LLC (“Span Alaska”) in August 2016 that was allocated to the Span Alaska reporting unit, and $26.6 million of other Logistics acquisitions that were allocated to the Logistics reporting unit.

Intangible assets by segment consist of the following as of December 31, 2023 and 2022:

	As of December 31, 2023			As of December 31, 2022
	Gross	Accumulated		Gross	Accumulated
(In millions)	Amount	Amortization	Net Book Value	Amount	Amortization	Net Book Value
Ocean Transportation - Customer relationships	$140.6	$57.9	$82.7	$140.6	$51.2	$89.4
Logistics:
Customer relationships	110.4	44.0	66.4	95.3	37.1	58.2
Trade name	27.3	—	27.3	27.3	—	27.3
Total Logistics	137.7	44.0	93.7	122.6	37.1	85.5
Total	$278.3	$101.9	$176.4	$263.2	$88.3	$174.9

In February 2023, the Company completed an asset acquisition consisting of customer relationship intangible assets for $16.5 million, which are being amortized over seven years.

Ocean Transportation intangible assets of $140.6 million relate to customer relationships acquired as part of the acquisition of Horizon, and are being amortized over 21 years. Logistics intangible assets include $79.3 million of customer relationships which are being amortized over 20 years, and $27.3 million of an indefinite life trade name, both acquired as part of the Span Alaska acquisition. The remaining Logistics customer relationships relate to various acquisitions and are being amortized over a period of 3 to 13 years.

Intangible assets related amortization expense for the years ended December 31, 2023, 2022 and 2021, are as follows:

	Years Ended December 31,
(In millions)	2023	2022	2021
Amortization expense	$13.6	$11.4	$10.9

As of December 31, 2023, estimated amortization expense related to customer relationship intangible assets during the next five years and thereafter are as follows:

Customer
Year (in millions)	Relationships
2024	$14.3
2025	13.6
2026	13.0
2027	13.0
2028	13.0
Thereafter	82.2
Total	$149.1

7.	CAPITAL CONSTRUCTION FUND

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

The Company may invest funds on deposit in the CCF in money market funds, U.S. Treasury Obligation Funds or other eligible credit-based investments for maturities of up to 3 years.

A summary of the activities within the CCF cash account for the years ended December 31, 2023 and 2022 consists of the following:

	Years Ended
	December 31,
(In millions)	2023	2022
CCF balance at beginning of period	$518.2	$—
Cash deposits into CCF	100.0	579.7
Interest earned on deposits	31.1	3.1
Qualifying withdrawal payments	(49.9)	(64.6)
CCF balance at end of period	$599.4	$518.2

Cash on deposit and assigned accounts receivables in the CCF as of December 31, 2023 and 2022 are as follows:

	As of December 31,
(In millions)	2023	2022
Capital Construction Fund:
Cash on deposit	$599.4	$518.2
Assigned accounts receivables	$218.1	$9.9

Cash on deposit in the CCF is invested in a U.S. Treasury obligations fund with daily liquidity. At December 31, 2023, securities held within the U.S. Treasury obligations fund had a weighted average life of 68 days. Cash on deposit in the CCF is classified as a long-term asset on the Company’s Condensed Consolidated Balance Sheets, as the Company intends to use withdrawals to fund qualified milestone progress payments for the construction of three new Jones Act vessels.

In February 2024, the Company purchased approximately $450 million of fixed-rate U.S. Treasuries with CCF cash deposits. The fixed-rate investments have various maturity dates up to 3 years.

Assigned accounts receivable in the CCF are classified as part of accounts receivable on the Company’s Consolidated Balance Sheets due to the nature of the assignment.

8.	DEBT

The Company’s debt consists of the following as of December 31, 2023 and 2022:

	As of December 31,
(In millions)	2023	2022
Private Placement Term Loans:
3.66%, payable through 2023	$—	$4.5
3.37%, payable through 2027	46.2	57.7
3.14%, payable through 2031	114.4	132.8
Title XI Debt:
5.34%, payable through 2028	—	13.2
5.27%, payable through 2029	—	15.4
1.22%, payable through 2043	158.2	166.2
1.35%, payable through 2044	121.8	127.7
Total Debt	440.6	517.5
Less: Current portion	(39.7)	(76.9)
Total Long-term Debt	400.9	440.6
Less: Deferred loan fees	(11.6)	(12.9)
Total Long-term Debt, net of deferred loan fees	$389.3	$427.7

The following is a description of the Company’s debt:

Private Placement Term Loans: During 2012, the Company issued $170.0 million of unsecured notes, which were funded in three tranches. The remaining tranche, at an interest rate of 3.66 percent, was fully repaid during 2023. In September 2016, the Company issued $200.0 million of 15-year senior unsecured notes (the “Series D Notes”) at an interest rate of 3.14 percent, payable semi-annually. In December 2016, the Company issued $75 million of 11-year senior unsecured notes at an interest rate of 3.37 percent, payable semi-annually (the “Series A Notes”).

Title XI Bonds: In September 2003, MatNav issued $55.0 million in U.S. government guaranteed ship financing bonds (“Title XI”) to finance the delivery of Manukai (the “Manukai Title XI Bonds”). In August 2004, MatNav issued $55.0 million of U.S. government guaranteed ship financing bonds (Title XI) to finance the delivery of Maunawili (the “Maunawili Title XI Bonds”).

In January 2023, the Company prepaid $14.3 million of outstanding principal on the Maunawili Title XI Bonds representing all of the remaining outstanding principal for this bond. In March 2023, the Company also prepaid the outstanding principal of approximately $12.1 million on the Manukai Title XI Bonds, representing all of the remaining outstanding principal for this bond.

In April 2020, MatNav issued $185.9 million in U.S. government guaranteed vessel financing bonds to partially refinance debt incurred in connection with the construction of Daniel K. Inouye (the “DKI Title XI Debt”). The secured DKI Title XI Debt matures in October 2043 and has a cash interest rate of 1.22 percent, payable semi-annually in arrears.

In June 2020, MatNav issued $139.6 million in U.S. government guaranteed vessel financing bonds to partially refinance debt incurred in connection with the construction of Kaimana Hila (the “KMH Title XI Debt”, and together with the DKI Title XI Debt, the “2020 Title XI Debt”). The secured KMH Title XI Debt matures in March 2044 and has a cash interest rate of 1.35 percent, payable semi-annually in arrears.

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

Revolving Credit Facility: In March 2021, the Company entered into the Second Amended and Restated Credit Agreement (the “Credit Agreement”), which extended the maturity date to March 31, 2026, and retained the committed aggregate borrowings of up to $650 million. The Credit Agreement amended certain covenants and other terms including (i) amending the pricing grid to provide for pricing ranging from, at the Company’s election, LIBOR plus a margin between 1.00 percent and 1.75 percent depending on the Company’s consolidated net leverage ratio, or base rate plus a margin between 0.00 percent and 0.75 percent depending on the Company’s consolidated net leverage ratio; and (ii) reducing the maximum permitted consolidated leverage ratio to 3.50 to 1.0, with an option for a one-time increase to 4.0 to 1.0 in connection with a material acquisition. The Company may prepay any amounts outstanding under the Credit Agreement without premium or penalty. The Credit Agreement contains affirmative, negative and financial covenants customary for financings of this type, including, among other things, limitations on certain other indebtedness, loans and investments, liens, mergers, asset sales, and transactions with affiliates. The Credit Agreement also contains customary events of default.

In February 2023, the Company further amended the Credit Agreement to replace LIBOR with a new benchmark interest rate, the Secured Overnight Financing Rate (“SOFR”). There were no other significant changes to the Credit Agreement as a result of this amendment.

As of December 31, 2023, the Company had $644.2 million of remaining borrowing availability under the revolving credit facility. The Company used $5.8 million of the revolving credit facility for letters of credit outstanding as of December 31, 2023. Borrowings under the revolving credit facility are classified as long-term debt in the Company’s Consolidated Balance Sheets, as principal payments are not required until the maturity date.

Amendments to Existing Private Placement Term Loan Facilities and New Shelf Facilities (“Private Loan Facilities”): In March 2021, the Company and the holders of the notes party thereto entered into amendments (collectively, the “2021 Note Amendments”) to each of (i) the Third Amended and Restated Note Purchase Agreement and Private Shelf Agreement dated as of September 14, 2016, among the Company and the holders of the notes issued thereunder, as amended; and (ii) the Note Purchase Agreement dated December 21, 2016 among the Company and the holders of the notes issued thereunder, in each case as amended prior to such date.

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

Debt Maturities: At December 31, 2023, debt maturities during the next five years and thereafter are as follows:

As of
Year (in millions)	December 31, 2023
2024	$39.7
2025	39.7
2026	39.7
2027	39.7
2028	28.2
Thereafter	253.6
Total Debt	$440.6

Deferred Loan Fees: Activity relating to deferred loan fees for the year ended December 31, 2023 are as follows:

Deferred Loan Fees (in millions)	Amount
Balance at December 31, 2022	$12.9
Amortization expense for the year ended December 31, 2023	(1.3)
Balance at December 31, 2023	$11.6

As of December 31, 2023, amortization expense relating to deferred loan fees during the next five years and thereafter are as follows:

Year (in millions)	Amount
2024	$1.2
2025	1.1
2026	1.0
2027	0.9
2028	0.9
Thereafter	6.5
Total amortization expense of deferred loan fees	$11.6

Debt Covenants in 2020 Title XI Debt Agreements: The 2020 Title XI Debt agreements contain customary representations and warranties as well as affirmative and negative covenants, defaults and other provisions typical for MARAD-guaranteed financings of this type, with definitions, limitations and financial tests all as negotiated between MatNav and MARAD. The covenants in the 2020 Title XI Debt agreements include, among other things, limitations on certain other indebtedness, loans and investments, liens, mergers, asset sales, sale and leasebacks, and transactions with affiliates as defined within the 2020 Title XI Debt agreements. Certain of the covenants in the 2020 Title XI Debt agreements are applicable only upon and during the continuance of either (i) an event of default or (ii) the failure of either the Company or MatNav to meet certain supplemental financial tests, including the following:

●	The supplemental financial tests applicable to MatNav include maintenance of a working capital minimum of $1, and maintenance of a long-term debt to net worth ratio of greater than or equal to 2.0 to 1.0; and
●	The supplemental financial tests applicable to the Company include maintenance of a net worth greater than or equal to 90% of the net worth of the Company as set forth in the most recent audited financial statements prior to closing of the issuance of the 2020 Title XI Bonds and compliance with the leverage ratio set forth in the Credit Agreement.

Debt Security and Guarantees: All of the debt of the Company and MatNav, including related guarantees, as of December 31, 2023 was unsecured, except for the 2020 Title XI Debt.

Under the 2020 Title XI Debt agreements, MARAD has guaranteed certain obligations of MatNav. MatNav has agreed to reimburse MARAD for any payments it makes under the MARAD guaranty, and MatNav’s obligations to MARAD with respect to the 2020 Title XI Debt are secured by a mortgage on the Vessels and certain other related assets (the “Collateral”). In addition, MatNav’s obligations to MARAD with respect to the 2020 Title XI Debt are guaranteed by the Company under an Affiliate Guaranty.

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

The Company’s sub-lease income was nominal to the Company’s Consolidated Statements of Income and Comprehensive Income for the years ended December 31, 2023 and 2022. The Company did not have any finance leases during the years ended December 31, 2023 and 2022. Certain of the Company’s lease agreements include rental payments that may be adjusted in the future based on economic conditions and others include rental payments adjusted periodically for inflation. Variable lease expense is disclosed for the adjusted portion of such payments.

The lease type by underlying asset class and maximum terms of the Company’s operating leases are as follows:

Lease Type:	Term
Real estate and terminal leases	50 years
Vessel and barge charter leases	4 years
Operations equipment and other leases	14 years

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

Components of Lease Cost: Components of lease cost recorded in the Company’s Consolidated Statement of Income and Comprehensive Income consists of the following for the years ended December 31, 2023, 2022 and 2021:

	Years Ended
	December 31,
(In millions)	2023	2022	2021
Operating lease cost	$151.0	$162.2	$110.7
Short-term lease cost	7.7	0.6	3.1
Variable lease cost	0.6	0.8	0.6
Total lease cost	$159.3	$163.6	$114.4

Other Lease Information: Other information related to the Company’s operating leases consists of the following for the years ended December 31, 2023 and 2022:

	Years Ended
	December 31,
(In millions)	2023	2022
Cash paid for amounts included in operating lease liabilities	$154.3	$163.4
Right of use assets obtained in the exchange for new operating lease liabilities	$40.0	$131.4

	As of December 31,
	2023	2022
Weighted average remaining operating lease term	4.8 years	4.9 years
Weighted average incremental borrowing rate	3.1%	2.4%

Maturities of operating lease liabilities consist of the following at December 31, 2023:

As of
Year (in millions)	December 31, 2023
2024	$143.3
2025	80.8
2026	32.1
2027	15.3
2028	6.7
Thereafter	51.1
Total lease payments	329.3
Less: Interest	(33.3)
Present value of operating lease liabilities	296.0
Less: Short-term portion	(136.7)
Long-term operating lease liabilities	$159.3

10.	INCOME TAXES

Income Taxes: Income taxes consist of the following for the years ended December 31, 2023, 2022 and 2021:

	Years Ended December 31,
(In millions)	2023	2022	2021
Current:
Federal	$44.0	$171.5	$181.2
State	9.2	18.3	35.6
Foreign	3.0	1.3	2.5
Total current tax expense	56.2	191.1	219.3
Deferred:
Federal	18.2	71.1	26.4
State	—	24.3	0.4
Foreign	1.5	1.9	(2.2)
Total deferred tax expense	19.7	97.3	24.6
Total income taxes	$75.9	$288.4	$243.9

Income taxes for the years ended December 31, 2023, 2022 and 2021 differ from amounts computed by applying the statutory federal rate to income before income taxes as follows:

	Years Ended December 31,
	2023	2022	2021
Computed federal income tax expense	21.0%	21.0%	21.0%
State income tax	2.6%	2.8%	3.1%
Foreign-derived intangible income (FDII)	(2.0)%	(2.4)%	(2.5)%
Valuation allowance	—%	—%	(0.3)%
Foreign taxes	0.4%	0.1%	0.2%
Share-based payments	0.5%	—%	(0.2)%
Return to provision true-ups	(2.8)%	0.1%	(0.2)%
Other — net	0.6%	(0.3)%	(0.3)%
Effective income tax rate	20.3%	21.3%	20.8%

The tax effects of temporary differences that gave rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 2023 and 2022, were as follows:

	As of December 31,
(In millions)	2023	2022
Deferred tax assets:
Operating lease liabilities	$77.4	$102.9
Multi-employer withdrawal liabilities	12.8	13.3
Deferred compensation	11.8	10.9
U.S. state alternative minimum tax credits	7.4	8.8
Insurance reserves	6.3	7.3
Other	12.9	15.4
Total deferred tax assets	128.6	158.6
Valuation allowance	(5.3)	(7.4)
Total deferred tax assets, net of valuation allowance	123.3	151.2

Deferred tax liabilities:
Basis differences for property and equipment	451.4	433.1
Capital Construction Fund	206.9	194.0
Operating lease right of use assets	75.8	100.7
Intangibles	42.3	42.0
Other	16.2	27.9
Total deferred tax liabilities	792.6	797.7
Deferred tax liability, net	$669.3	$646.5

Valuation Allowance: Valuation allowances are recorded against the Company’s unusable state income tax net operating losses (“NOLs”) and alternative minimum tax credits, and were $5.3 million and $7.4 million as of December 31, 2023 and 2022, respectively. The Company believes that it is more likely than not that the benefit from these deferred assets will not be realized.

Income Tax Receivables: The Company has income tax receivables, net of income tax payables, of approximately $125.2 million and $170.8 million at December 31, 2023 and 2022, respectively, related to a 2021 federal income tax refund of approximately $118.6 million, overpayments of federal and state taxes paid during the year ended December 31, 2023, and other income tax receivables. These income tax receivable amounts have been included in prepaid expenses and other assets in the Company’s Consolidated Balance Sheets (see Note 2).

Net Operating Losses and Tax Credit Carryforwards: The Company’s NOLs and tax credit carryforwards consist of the following at December 31, 2023 and 2022:

(In millions)	Expiration Date	2023	2022
U.S. federal income tax NOLs	Various dates beginning in 2027	$—	$0.8
U.S. state income tax NOLs (1)	Various dates beginning in 2032	$152.3	$157.9
U.S. state alternative minimum tax credit	No expiration date	$7.3	$8.6
(1)	U.S. State income tax NOLs are presented on a gross tax basis. The Company does not expect to benefit from $152.3 million of U.S. state income tax NOLs as of December 31, 2023.

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

Unrecognized Tax Benefits: Total unrecognized benefits represent the amount that, if recognized, would favorably affect the Company’s income taxes and effective tax rate in future periods. The Company does not expect a material change in gross unrecognized benefits in the next twelve months. A reconciliation of the beginning and ending amount of gross unrecognized tax benefits is as follows:

Unrecognized Tax Benefits (in millions)	Amount
Balance at December 31, 2020	$18.3
Tax position changes in current year	2.3
Tax position changes in prior years	(1.2)
Reductions for lapse of statute of limitations	(0.2)
Balance at December 31, 2021	19.2
Tax position changes in current year	5.8
Tax position changes in prior years	0.3
Reductions for lapse of statute of limitations	(0.2)
Balance at December 31, 2022	25.1
Tax position changes in current year	3.6
Tax position changes in prior years	(0.1)
Reductions for lapse of statute of limitations	(0.2)
Balance at December 31, 2023	$28.4

Included in the balance of unrecognized tax benefits at December 31, 2023 are potential benefits of $24.2 million that, if recognized, would affect the Company’s income taxes and effective tax rate. The Company recognizes potential accrued interest and penalties related to unrecognized tax benefits in income taxes. To the extent interest and penalties are not ultimately assessed with respect to the settlement of uncertain tax positions, amounts accrued will be reduced and reflected as a reduction of the Company’s income taxes. Interest and penalties accrued related to the balance of unrecognized tax benefits were $0.9 million and $1.5 million as of December 31, 2023, and $0.2 million and $1.2 million as of December 31, 2022, respectively. During the years ended December 31, 2023 and 2022, the Company recognized $0.7 million and $0.8 million, respectively, in income taxes related to interest and penalties.

The Company is no longer subject to U.S. federal income tax audits for years before 2016. The Company is routinely involved in federal, state, local income and excise tax audits, and foreign tax audits.

11.	PENSION AND POST-RETIREMENT PLANS

Qualified Pension and Post-retirement Benefits Plans: The Company provides a funded qualified single-employer defined benefit pension plan that covers most non-bargaining employees and certain clerical bargaining unit employees. The Company also provides a post-retirement benefit plan that provides health and life insurance benefits, and covers substantially all salaried, non-bargaining employees hired before 2008, and certain bargaining unit employees. Employees are generally eligible for such benefits upon retirement and completion of a specified number of years of service. The Company does not pre-fund the post-retirement benefit plan and has the right to modify or terminate the plan in the future, with the exception of the benefits pertaining to the bargaining unit employees. Most non-bargaining retirees pay a portion of these post-retirement benefit costs.

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

The Company’s target and actual asset allocations at December 31, 2023 and 2022 were as follows:

Asset Categories	Target	2023	2022
Domestic equity securities	53%	57%	53%
International equity securities	15%	16%	16%
Debt securities	22%	19%	20%
Real estate	5%	5%	7%
Other and cash	5%	3%	4%
Total	100%	100%	100%

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

The expected return on plan assets is principally based on the Company’s historical returns combined with the Company’s long-term future expectations regarding asset class returns, the mix of plan assets, and inflation assumptions. Actual return on plan assets for the periods presented are as follows:

Actual Return on Plan Assets	Returns
One-year return	12.8%
Three-year return	4.6%
Five-year return	9.5%
Long-term average return (since plan inception in 1989)	8.2%

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

Real Estate and Certain International Equity Funds: The fair value of real estate and certain developed and emerging market equity funds is determined by the issuer based on their net asset value (“NAV”). NAV is determined by dividing the fund’s net assets, as recorded in the fund’s audited financial statements, by the number of units outstanding at the valuation date. Fair value for the underlying investments in real estate is determined through independent property appraisals.

The fair values of the Company’s pension plan assets at December 31, 2023 and 2022 by asset category were as follows:

	Fair Value Measurements at December 31, 2023
		Quoted Prices in	Significant	Significant
		Active Markets	Observable	Unobservable
Asset Category (in millions)	Total	(Level 1)	Inputs (Level 2)	Inputs (Level 3)
Cash	$6.1	$6.1	$—	$—
Equity securities:
U.S. large-cap	82.8	82.8	—	—
U.S. mid- and small-cap	46.0	46.0	—	—
International large-cap	7.1	7.1	—	—
Fixed income securities:
U.S. Treasuries	19.2	—	19.2	—
Municipal bonds	0.2	—	0.2	—
Investment grade U.S. corporate bonds	24.7	—	24.7	—
Convertible bonds	0.1	—	0.1	—
International fixed income securities	0.1	—	0.1	—
Total	186.3	$142.0	$44.3	$—
Investment measured at NAV (1)	41.6
Total plan assets	$227.9

	Fair Value Measurements at December 31, 2022
		Quoted Prices in	Significant	Significant
		Active Markets	Observable	Unobservable
Asset Category (in millions)	Total	(Level 1)	Inputs (Level 2)	Inputs (Level 3)
Cash	$8.8	$8.8	$—	$—
Equity securities:
U.S. large-cap	69.1	69.1	—	—
U.S. mid- and small-cap	41.5	41.5	—	—
International large-cap	6.2	6.2	—	—
Fixed income securities:
U.S. Treasuries	17.4	—	17.4	—
Municipal bonds	0.2	—	0.2	—
Investment grade U.S. corporate bonds	22.8	—	22.8	—
Convertible bonds	0.3	—	0.3
International fixed income securities	0.1	—	0.1	—
Total	166.4	$125.6	$40.8	$—
Investment measured at NAV (1)	40.0
Total plan assets	$206.4
(1)	Certain funds for which fair value is measured using the NAV per share as a practical expedient are not leveled within the fair value hierarchy and are included as a reconciling item to total plan assets. These investments include real estate and certain developed and emerging market equity funds.

Contributions to the qualified single-employer defined benefit pension plan are determined annually by the Company, taking into consideration recommendations from the actuary based upon the actuarially determined minimum required contributions under the Employee Retirement Income Security Act of 1974 (“ERISA”), as amended, the Pension Protection Act of 2006, and the maximum deductible contribution allowed for tax purposes. The Company’s funding policy is to contribute cash so that it meets at least the minimum required contributions, with an allowance for discretionary contributions. In 2023, 2022 and 2021, the Company contributed $9.0 million, $9.0 million and $9.0 million, respectively, in pension contributions to this plan, which were in excess of the minimum required contributions.

The benefit formulas for employees who are members of collective bargaining units are determined according to the collective bargaining agreements, either using final average pay as the base, a flat dollar amount per year of service, or a cash balance formula.

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

Effective December 31, 2022, the Matson Pension Plan for Clerical Bargaining Unit Employees was merged into the Retirement Plan for Employees of Matson.

Benefit Plan Assets and Obligations: The measurement date for the Company’s benefit plan disclosures is December 31 of each year. The status of the funded qualified defined benefit pension plan and the unfunded post-retirement benefit plan at December 31, 2023 and 2022 are shown below:

			Post-retirement
	Pension Benefits		Benefits
	December 31,		December 31,
(In millions)	2023	2022	2023	2022
Change in Benefit Obligation:
Benefit obligation at beginning of year	$187.4	$249.5	$15.3	$29.3
Service cost	3.1	4.8	0.2	0.7
Interest cost	10.0	7.0	0.8	0.8
Participant contributions	—	—	0.7	0.7
Actuarial loss (gain)	5.5	(59.0)	4.5	(14.2)
Benefits paid, net of subsidies received	(12.9)	(14.1)	(2.0)	(2.0)
Expenses paid	—	(0.8)	—	—
Benefit obligation at end of year	193.1	187.4	19.5	15.3

Change in Plan Assets:
Fair value of plan assets at beginning of year	206.3	238.9	—	—
Actual return on plan assets	25.5	(26.7)	—	—
Participant contributions	—	—	0.7	0.7
Employer contributions	9.0	9.0	1.3	1.3
Benefits paid, net of subsidies received	(12.9)	(14.1)	(2.0)	(2.0)
Expenses paid	—	(0.8)	—	—
Fair value of plan assets at end of year	227.9	206.3	—	—
Funded Status and Recognized Plan Assets and Benefit Obligations	$34.8	$18.9	$(19.5)	$(15.3)

Qualified pension and post-retirement benefit plan assets and liabilities recognized in the Consolidated Balance Sheets and expenses recognized in accumulated other comprehensive income (loss) at December 31, 2023 and 2022 were as follows:

			Post-retirement
	Pension Benefits		Benefits
	December 31,		December 31,
(In millions)	2023	2022	2023	2022
Non-current assets	$34.8	$18.9	$—	$—
Current liabilities	—	—	(1.1)	(0.9)
Non-current liabilities	—	—	(18.4)	(14.4)
Total	$34.8	$18.9	$(19.5)	$(15.3)

Net (loss) gain, net of taxes	$(20.3)	$(25.8)	$2.7	$7.6
Prior service credit, net of taxes	—	—	8.3	11.1
Total	$(20.3)	$(25.8)	$11.0	$18.7

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

Components of the net periodic benefit cost and other amounts recognized in other comprehensive income (loss) for the qualified pension plan and the post-retirement benefit plan during 2023, 2022 and 2021 were as follows:

	Pension Benefits			Post-retirement Benefits
	December 31,			December 31,
(In millions)	2023	2022	2021	2023	2022	2021
Components of Net Periodic Benefit Cost (Credit):
Service cost	$3.1	$4.8	$4.8	$0.2	$0.7	$0.7
Interest cost	10.0	7.0	6.4	0.8	0.8	0.7
Expected return on plan assets	(13.9)	(16.0)	(14.7)	—	—	—
Amortization of net loss (gain)	1.3	2.4	5.2	(2.0)	0.8	1.0
Amortization of prior service credit	—	(1.0)	(2.3)	(3.7)	(3.6)	(3.7)
Net periodic benefit cost (credit)	0.5	(2.8)	(0.6)	(4.7)	(1.3)	(1.3)

Other Changes in Plan Assets and Benefit Obligations Recognized in Other Comprehensive Income, net of tax:
Net (gain) loss	(4.5)	(12.3)	(20.4)	3.4	(10.7)	—
Amortization of net (loss) gain	(1.0)	(1.8)	(3.9)	1.5	(0.6)	(0.7)
Amortization of prior service credit	—	0.8	1.7	2.8	2.7	2.8
Total recognized in other comprehensive (income) loss	(5.5)	(13.3)	(22.6)	7.7	(8.6)	2.1
Total recognized in net periodic benefit cost and other comprehensive (income) loss	$(5.0)	$(16.1)	$(23.2)	$3.0	$(9.9)	$0.8

The weighted average assumptions used to determine benefit information during 2023, 2022 and 2021 were as follows:

	Pension Benefits			Post-retirement Benefits
	December 31,			December 31,
	2023	2022	2021	2023	2022	2021
Discount rate (1)	5.30%	5.60%	2.90%	5.40%	5.50%	3.00%
Expected return on plan assets	6.85%	6.75%	7.00%
Rate of compensation increase	3.50%	4.00% - 3.50%	3.00%	3.50%	4.00% - 3.50%	3.00%
Cash balance interest credit rate	4.50% - 3.25%	3.50% - 3.25%	1.50% - 3.25%
Immediate health care cost trend rate:
Pre-65 group				6.80%	6.60%	5.70%
Post-65 group				7.10%	6.10%	5.80%
Ultimate health care cost trend rate				3.90%	4.00%	4.00%
Year ultimate health care cost trend rate is reached				2048	2046	2045
(1)	The Company derives a single equivalent rate utilizing a yield curve constructed from a portfolio of high-quality corporate bonds with various maturities.

Non-qualified Pension Plans: The Company has non-qualified supplemental pension plans covering certain employees and retirees, which provide for incremental pension payments from the Company’s general funds so that total pension benefits would be substantially equal to amounts that would have been payable from the Company’s qualified pension plans if it were not for limitations imposed by income tax law. A few employees and retirees receive additional supplemental pension benefits. Non-qualified pension plan liabilities recognized in the Consolidated Balance Sheets and expenses recognized in accumulated other comprehensive income (loss) at December 31, 2023 and 2022 are as follows:

	Non-qualified
	Pension Benefits
	December 31,
(In millions)	2023	2022
Current liabilities	$(1.2)	$(0.7)
Non-current liabilities	(3.4)	(3.4)
Total	$(4.6)	$(4.1)

Net (loss), net of taxes	$(0.2)	$0.1
Total	$(0.2)	$0.1

Discount rates of 5.2 percent and 5.5 percent were used in determining the 2023 and 2022 non-qualified pension plan obligations, respectively.

Estimated Benefit Payments: The estimated future benefit payments for the next ten years consist of the following as of December 31, 2023:

		Non-qualified
	Pension	Pension	Post-retirement
Year (in millions)	Benefits	Benefits	Benefits (1)
2024	$14.7	$1.2	$1.1
2025	15.0	0.4	1.1
2026	15.2	0.5	1.2
2027	15.4	0.5	1.2
2028	15.6	0.4	1.2
2029-2033	77.0	2.6	6.1
Total	$152.9	$5.6	$11.9
(1)	Net of participant contributions and Medicare Part D subsidies.

Defined Contribution Plans: The Company sponsors defined contribution plans that qualify under Sections 401(a) and 401(k) of the Internal Revenue Code. The Company may make discretionary matching contributions equal to a specified percentage of each participant’s 401(k) contributions and makes other non-discretionary contributions. For the year ended December 31, 2023, the Company provided discretionary matching contributions of up to 4 percent of eligible employee compensation. The Company’s matching contributions and other contributions expensed in 2023, 2022 and 2021 were $4.2 million, $3.6 million and $3.2 million, respectively.

The Company may also provide a discretionary profit sharing contribution under the qualified defined contribution plans to non-bargaining unit employees, if both a minimum threshold of Company performance is achieved and the Board has approved the profit sharing contribution. For certain eligible employees, supplemental profit sharing contributions are credited under a non-qualified plan to be paid after separation from service from the Company’s general funds so that total profit sharing contributions would be substantially equal to amounts that would have been contributed to the Company’s qualified defined contribution plans if it were not for limitations imposed by income tax law. Discretionary profit sharing contributions expensed in 2023, 2022 and 2021 were $3.1 million, $2.8 million and $2.5 million, respectively.

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

The multi-employer pension plans are subject to the plan termination insurance provisions of ERISA and are paying premiums to the Pension Benefit Guaranty Corporation (“PBGC”). The statutes provide that an employer who withdraws from, or significantly reduces its contribution obligation to, a multi-employer plan generally will be required to continue funding its proportional share of the plan’s unfunded vested benefits. As of December 31, 2023, the Company’s estimated benefit plan withdrawal obligations were $182.1 million. Except as described in Note 12, no withdrawal obligations have been recorded by the Company in the Consolidated Balance Sheets at December 31, 2023 and 2022, as the Company has no present intention of withdrawing from and does not anticipate termination of any of these plans.

Information regarding the Company’s participation in multi-employer pension plans is outlined in the table below. The “EIN/Pension Plan Number” column provides the Employer Identification Number (“EIN”) and the three-digit plan number, if applicable. Unless otherwise noted, the most recent Pension Protection Act zone status available in 2023 and 2022 is for the plan’s year-end at December 31, 2023 and 2022, respectively. The zone status is based on information that the Company received from the plan and is certified by the plan’s actuary. Among other factors, plans in the red zone are generally less than 65 percent funded; plans in the orange zone are both a) less than 80 percent funded and

b) have an accumulated/expected funding deficiency in any of the next six plan years, net of any amortization extensions; plans in the yellow zone meet either one of the criteria mentioned in the orange zone; and plans in the green zone are at least 80 percent funded. The funding improvement plan (“FIP”) or rehabilitation plan (“RP”) column indicates the status which is either pending or has been implemented. The last column lists the expiration dates of the collective-bargaining agreements to which the plans are subject.

			Pension
			Protection Act
			Zone as of		FIP/RP Status	5%	Contributions of Matson
	EIN/Pension		December 31,		Pending/	Contributor	(in millions)			Surcharge	Expiration
Pension Funds	Plan Number	Notes	2023	2022	Implemented	in 2023	2023	2022	2021	Imposed	Date (1)
American Radio Association Pension Fund	13-6161999-001		Green	Green	Implemented	Yes	$1.0	$1.1	$1.1	No	6/15/2028
Hawaii Longshore Pension Plan	99-0314293-001		Green	Green	No	Yes	12.1	11.9	11.1	No	6/30/2028
Master, Mates and Pilots Pension Plan	13-6372630-001		Green	Green	No	Yes	3.6	3.8	3.5	No	6/15/2027,
											6/15/2028
Masters, Mates and Pilots Adjustable Pension Plan	37-1719247-001		Green	Green	No	Yes	2.0	2.1	2.0	No	6/15/2027,
											6/15/2028
MEBA Pension Trust - Defined Benefit Plan	51-6029896-001		Green	Green	No	Yes	4.2	4.5	4.3	No	6/15/2028
OCU Pension Trust Plan	26-1574440-001		Green	Green	No	No	0.4	0.5	0.3	No	6/30/2030
MFOW Supplementary Pension Plan	94-6201677-001		Yellow	Yellow	No	Yes	0.1	0.1	0.1	No	6/30/2026
SIU Pacific District Pension Plan	94-6061923-001		Green	Green	No	Yes	1.3	1.5	1.4	No	6/30/2026
Alaska Teamster - Employer Pension Plan	92-6003463-024		Red	Red	Implemented	Yes	3.9	4.0	3.6	No	6/30/2024,
											6/30/2025,
											6/30/2026,
											6/30/2027
All Alaska Longshore Pension Plan	91-6085352-001		Green	Green	No	Yes	1.8	2.0	1.6	No	6/30/2028
Western Conference of Teamsters Pension Plan	91-6145047-001		Green	Green	No	No	2.1	2.1	1.9	No	3/31/2028
Western Conference of Teamsters Supplemental Benefit Trust	95-3746907-001		Green	Green	No	No	0.1	0.1	—	No	3/31/2028
OPEIU Local 153 Pension Plan	13-2864289-001		Red	Red	Implemented	No	0.1	0.1	0.1	No	11/9/2028
Seafarers Pension Plan	13-6100329-001	(2)	Green	Green	No	No	—	—	—	No	6/30/2027
Total							$32.7	$33.8	$31.0
(1)	Represents the expiration date of the collective bargaining agreement.
(2)	The Company does not make contributions directly to the Seafarers Pension Plan. Instead, contributions are made to the Seafarers Health and Benefits Plan, and are subsequently re-allocated to the Seafarers Pension Plan at the discretion of the plan Trustees.

The Company also contributes to multi-employer plans that provide post-retirement health and other benefits other than pensions under the terms of collective-bargaining agreements. Benefits provided to active and retired employees and their eligible dependents under these plans include medical, dental, vision and prescription drugs. These plans are not subject to the PBGC plan termination and withdrawal liability provisions of ERISA applicable to multi-employer defined benefit pension plans. Contributions made to these plans were $37.7 million, $37.7 million and $34.7 million in 2023, 2022 and 2021, respectively.

Multi-employer Defined Contribution Plans: The Company contributes to six multi-employer defined contribution pension plans. These plans are not subject to the withdrawal liability provisions of ERISA or the PBGC applicable to multi-employer defined benefit pension plans. Contributions made to these plans by the Company were $5.7 million, $6.0 million and $5.6 million in 2023, 2022 and 2021, respectively.

12.	MULTI-EMPLOYER WITHDRAWAL LIABILITIES

Horizon ceased all of its operations in Puerto Rico during the first quarter of 2015, which resulted in a mass withdrawal from its multi-employer ILA-PRSSA pension fund. The Company assumed this liability as part of the acquisition of Horizon on May 29, 2015. The Company estimated the mass withdrawal liability based upon the required undiscounted quarterly payment of approximately $1.0 million to be paid to the ILA-PRSSA pension fund over a period which ends in March 2040, discounted to present value using the Company’s incremental borrowing rate. Future estimated annual payments to be paid to the ILA-PRSSA pension fund as of December 31, 2023 were as follows:

Year (in millions)	Total
2024	$4.1
2025	4.1
2026	4.1
2027	4.1
2028	4.1
Thereafter	47.3
Total remaining future undiscounted payments due to the ILA-PRSSA pension fund	67.8
Less: amount representing interest	(17.2)
Present value of multi-employer withdrawal liability	50.6
Current portion of multi-employer withdrawal liability (see Note 2)	(4.1)
Long-term portion of multi-employer withdrawal liability (see Note 2)	$46.5

13.ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

Changes in accumulated other comprehensive income (loss) by component, net of tax, consist of the following for the years ended December 31, 2023 and 2022:

			Non-		Accumulated
		Post-	Qualified		Other
	Pension	Retirement	Pension		Comprehensive
(In millions)	Benefits	Benefits	Benefits	Other	Income (Loss)
Balance at December 31, 2021	$(39.1)	$10.1	$(0.7)	$(1.2)	$(30.9)
Amortization of prior service cost	(0.8)	(2.7)	—	—	(3.5)
Amortization of net gain (loss)	14.1	11.3	0.8	1.1	27.3
Foreign currency exchange	—	—	—	(0.4)	(0.4)
Other adjustments	—	—	—	0.6	0.6
Balance at December 31, 2022	(25.8)	18.7	0.1	0.1	(6.9)
Amortization of prior service cost	—	(2.8)	—	—	(2.8)
Amortization of net gain (loss)	5.5	(4.9)	(0.3)	—	0.3
Foreign currency exchange	—	—	—	(0.5)	(0.5)
Other adjustments	—	—	—	1.7	1.7
Balance at December 31, 2023	$(20.3)	$11.0	$(0.2)	$1.3	$(8.2)

Other comprehensive income (loss) in the Consolidated Statements of Income and Comprehensive Income is shown net of tax benefit (expense) of $(1.2) million, $(9.3) million and $(8.1) million for the years ended December 2023, 2022 and 2021, respectively.

14.EARNINGS PER SHARE

Basic earnings per share are determined by dividing net income by the weighted-average common shares outstanding during the year. The calculation of diluted earnings per share includes the dilutive effect of unexercised non-qualified stock options and non-vested stock units. The computation of weighted average dilutive shares outstanding excluded a nominal amount of anti-dilutive non-qualified stock options for each of the years 2023, 2022 and 2021.

The denominators used to compute basic and diluted earnings per share for the years ended December 31, 2023, 2022 and 2021 are as follows:

	Year Ended December 31, 2023			Year Ended December 31, 2022			Year Ended December 31, 2021
		Weighted	Per		Weighted	Per		Weighted	Per
		Average	Common		Average	Common		Average	Common
	Net	Common	Share	Net	Common	Share	Net	Common	Share
(In millions, except per share amounts)	Income	Shares	Amount	Income	Shares	Amount	Income	Shares	Amount
Basic:	$297.1	35.3	$8.42	$1,063.9	39.0	$27.28	$927.4	42.8	$21.67
Effect of Dilutive Securities:	—	0.4	(0.10)	—	0.3	(0.21)	—	0.4	(0.20)
Diluted:	$297.1	35.7	$8.32	$1,063.9	39.3	$27.07	$927.4	43.2	$21.47

15.	SHARE-BASED AWARDS

The Company has share-based compensation plans which are described as follows:

2016 Incentive Compensation Plan: The Amended and Restated Matson, Inc. 2016 Incentive Compensation Plan (the “2016 Plan”) serves as a successor to the 2007 Incentive Compensation Plan and all other predecessor plans. No further grants were made under the predecessor stock option plans. Under the 2016 Plan, 4.35 million shares of common stock were reserved for issuance.

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

Share-based compensation expense and other information related to share-based awards for the years ended December 31, 2023, 2022 and 2021 are as follows:

	Years Ended December 31,
Share-based compensation expense, net of estimated forfeitures (in millions)	2023	2022	2021
Share-based compensation expense	$23.8	$18.3	$19.3
Tax benefit realized upon stock vesting	$6.1	$10.6	$8.0
Fair value of stock vested	$27.8	$44.0	$33.5

As of December 31, 2023, unrecognized compensation cost related to non-vested restricted stock units and performance-based equity awards was $24.8 million. Unrecognized compensation cost is expected to be recognized over a weighted average period of approximately 1.7 years.

The following table summarizes non-vested restricted stock unit activity through December 31, 2023 (in thousands, except weighted average grant-date fair value amounts):

	2016 Plan	Weighted
	Restricted	Average Grant-
	Stock Units	Date Fair Value
Outstanding at December 31, 2022	546	$68.38
Granted	269	66.05
Vested	(439)	46.96
Canceled	(10)	70.07
Added by performance factor (1)	167	39.61
Outstanding at December 31, 2023	533	$75.82
(1)	Represents shares paid out above target.

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

The Company uses Level 1 inputs for the fair values of its cash and cash equivalents, restricted cash and cash on deposit in the CCF, and Level 2 inputs for its fixed rate debt. The fair values of cash and cash equivalents, restricted cash and cash on deposit in the CCF approximate their carrying values due to the nature of the instruments. The fair value of fixed rate debt is calculated based upon interest rates available for debt with terms and maturities similar to the Company’s existing debt arrangements.

The carrying value and fair value of the Company’s financial instruments consists of the following as of December 31, 2023 and 2022:

			Quoted Prices in	Significant	Significant
	Total		Active Markets	Observable	Unobservable
	Carrying Value	Total	(Level 1)	Inputs (Level 2)	Inputs (Level 3)

(In millions)	December 31, 2023	Fair Value Measurements at December 31, 2023
Cash and cash equivalents	$134.0	$134.0	$134.0	$—	$—
Restricted cash	$2.3	$2.3	$2.3	$—	$—
Capital Construction Fund	$599.4	$599.4	$599.4	$—	$—
Fixed rate debt	$440.6	$359.9	$—	$359.9	$—

(In millions)	December 31, 2022	Fair Value Measurements at December 31, 2022
Cash and cash equivalents	$249.8	$249.8	$249.8	$—	$—
Restricted cash	$3.9	$3.9	$3.9	$—	$—
Capital Construction Fund	$518.2	$518.2	$518.2	$—	$—
Fixed rate debt	$517.5	$427.3	$—	$427.3	$—

17.	COMMITMENTS AND CONTINGENCIES

Commitments and contractual obligations, excluding debt obligations (see Note 8), lease commitments (see Note 9), pension and post-retirement plan obligations (see Note 11), and multi-employer withdrawal liabilities (see Note 12), are as follows as of December 31, 2023:

Commitments and Contractual Obligations (in millions)	Total
Standby letters of credit (1)	$5.8
Bonds (2)	$56.4
Vessel construction obligations (3)	$899.1
Vendor and other obligations (4)	$77.1
(1)	Standby letters of credit are required for the Company’s uninsured workers’ compensation and other insurance programs, and other needs.
(2)	Bonds are required for U.S. Customs and other related matters.
(3)	Vessel construction obligations represent remaining contractual obligations entered into for the construction of three new Jones Act vessels.
(4)	Vendor and other obligations include: (i) non-cancellable contractual capital project obligations; (ii) dry-docking related obligations; and (iii) other contractual obligations. Amounts are considered obligations if a contract has been agreed to specifying significant terms of the contract, and the amounts are not reflected in the Consolidated Balance Sheets as of December 31, 2023.

These amounts are not recorded on the Company’s Consolidated Balance Sheets as of December 31, 2023 and it is not expected that the Company or its subsidiaries will be called upon to advance funds under these commitments and contractual obligations.

Contingencies: Contingencies and other litigation related matters are described as follows:

Environmental Matters: The Company faces certain risks that could result in material expenditures related to environmental remediation. The Company believes, that based on all information currently available to it, the Company is currently in compliance, in all material respects, with applicable environmental laws and regulations.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Conclusion Regarding Effectiveness of Disclosure Controls and Procedures

The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this report. Based on such evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of such period, the Company’s disclosure controls and procedures were effective.

Internal Control over Financial Reporting

See page 43 for management’s annual report on internal control over financial reporting, which is incorporated herein by reference.

See page 44 for the attestation report of the independent registered public accounting firm on the Company’s internal control over financial reporting, which is incorporated herein by reference.

There have not been any changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the Company’s fiscal fourth quarter ended December 31, 2023, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

Trading Plans: During the quarter ended December 31, 2023, no director or Section 16 officer adopted or terminated any Rule 10b5-1 trading arrangements or non-Rule 10b5-1 trading arrangements (as defined in Item 408(a) of Regulation S-K).

On February 23, 2024, Matthew J. Cox, Chairman and Chief Executive Officer, adopted a trading plan intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) to sell up to 39,204 shares of Matson common stock through December 31, 2024, subject to certain pricing and other conditions.

On February 22, 2024, Joel M. Wine, Executive Vice President and Chief Financial Officer, adopted a trading plan intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) to sell up to 76,156 shares of Matson common stock through July 31, 2024, subject to certain pricing and other conditions.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

A.	Directors

The information about the directors of Matson required under this item will be included under the section captioned “Election of Directors” in Matson’s Proxy Statement for the 2024 Annual Meeting of Shareholders to be filed with the SEC within 120 days of the fiscal year ended December 31, 2023 (“Matson’s 2024 Proxy Statement”), which section is incorporated herein by reference.

B.	Information About Our Executive Officers

The information about the executive officers of Matson required under this item will be included under the subsection captioned “Executive Officers” in Matson’s 2024 Proxy Statement, which subsection is incorporated herein by reference.

C.	Corporate Governance

The information about the Audit Committee of the Matson Board of Directors and compliance with Section 16(a) of the Exchange Act, will be included under the subsections captioned “Board of Directors and Committees of Board” and, if applicable, “Delinquent Section 16(a) Reports” in Matson’s 2024 Proxy Statement, which subsections are incorporated herein by reference.

D.	Code of Ethics

The information about Matson’s Code of Ethics required under this item will be included under the subsection captioned “Code of Ethics” in Matson’s 2024 Proxy Statement, which subsection is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION

The information required under this item will be included under the section captioned “Executive Compensation” and the subsections captioned “Compensation of Directors” and “Pay Risk Assessment” in Matson’s 2024 Proxy Statement, which section and subsections are incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Equity Compensation Plan Information: The following table sets forth, as of December 31, 2023, certain information regarding Matson’s equity compensation plan:

Number of shares
	Number of shares				remaining available for
	to be issued		Weighted-average		future issuance under
	upon exercise of		exercise price of		equity compensation
	outstanding options,		outstanding options,		plans (excluding shares
Plan Category	warrants and rights		warrants and rights		reflected in column (a))
	(a)		(b)		(c)
Equity compensation plans approved by shareholders	532,817	(1)	$—	(2)	1,691,987	(3)
Equity compensation plans not approved by shareholders	—		—		—
Total	532,817		$—		1,691,987
(1)	This includes 282,210 shares subject to unvested restricted stock unit awards and 250,607 shares subject to unvested Performance Share awards.
(2)	Restricted stock unit and Performance Share awards do not have exercise prices.
(3)	These shares are available for issuance under the 2016 Plan.

Other information required under this item will be included under the section captioned “Security Ownership of Certain Shareholders” and the subsection captioned “Security Ownership of Directors and Executive Officers” in Matson’s 2024 Proxy Statement, which section and subsection are incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required under this item will be included in the section captioned “Election of Directors” and the subsection captioned “Certain Relationships and Transactions” in Matson’s 2024 Proxy Statement, which section and subsection are incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required under this item will be included under the sections captioned “Audit Committee Report” and “Ratification of Appointment of Independent Registered Public Accounting Firm” in Matson’s 2024 Proxy Statement, which sections are incorporated herein by reference.

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

Exhibits filed pursuant to the Securities Exchange Act of 1934 were filed under file number 001-34187. Shareholders may obtain copies of exhibits for a copying and handling charge of $0.15 per page by writing to Corporate Secretary, Matson, Inc., 555 12th Street, Oakland, California 94607.

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

10.1

First Amendment to Credit Agreement among Matson, Inc., Bank of America, N.A., as the Agent, and the lenders thereto, dated as of February 9, 2023 (incorporated by reference to Exhibit 10.1 of Matson’ s Form 10-K for the year ended December 31, 2022).

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

10.10*	Matson, Inc. Deferred Compensation Plan for Outside Directors (incorporated by reference to Exhibit 10.34 of Matson’s Form 10-K for the year ended December 31, 2012).

10.11

Consolidated Agreement, Contract No. MA-14454 dated as of April 27, 2020 among Matson Navigation Company, Inc., the United States of America, represented by the Maritime Administrator of the Maritime Administration and, with respect to certain provisions, Matson, Inc. (incorporated by reference to Exhibit 10.1 of Matson’s Form 8-K dated April 30, 2020).

10.12

Note Purchase Agreement dated as of April 27, 2020 among Matson Navigation Company, Inc., the United States of America, represented by the Maritime Administrator of the Maritime Administration and the Federal Financing Bank (incorporated by reference to Exhibit 10.2 of Matson’s Form 8-K dated April 30, 2020).

10.13	Affiliate Guaranty dated as of April 27, 2020 executed by Matson, Inc. (incorporated by reference to Exhibit 10.3 of Matson’s Form 8-K dated April 30, 2020).

10.14

Amendment No. 1 dated June 22, 2020, to Consolidated Agreement, Contract No. MA-14454 dated as of April 27, 2020 among Matson Navigation Company, Inc., the United States of America, represented by the Maritime Administrator of the Maritime Administration and, with respect to certain provisions, Matson, Inc. (incorporated by reference to Exhibit 10.1 of Matson’s Form 8-K dated June 25, 2020).

10.15

Note Purchase Agreement dated as of June 22, 2020 among Matson Navigation Company, Inc., the United States of America, represented by the Maritime Administrator of the Maritime Administration and the Federal Financing Bank (incorporated by reference to Exhibit 10.2 of Matson’s Form 8-K dated June 25, 2020).

10.16

Amendment dated June 22, 2020 to Affiliate Guaranty dated as of April 27, 2020 executed by Matson, Inc. and consented to by MARAD (incorporated by reference to Exhibit 10.3 of Matson’s Form 8-K dated June 25, 2020).

10.17*	Matson, Inc. Excess Benefits Plan, amended and restated effective August 27, 2014 (incorporated by reference to Exhibit 10.1 of Matson’s Form 8-K dated August 28, 2014).

10.18*	Form of Letter Agreement entered into with certain executive officers (incorporated by reference to Exhibit 10.45 of Matson’s Form 10-K for the year ended December 31, 2012).

10.19*	Schedule identifying executive officers who have entered into Form of Letter Agreement (incorporated by reference to Exhibit 10.42 of Matson’s Form 10-K for the year ended December 31, 2014).

10.20*	Form of Letter Agreement entered into with executive officer (incorporated by reference to Exhibit 10.1 of Matson’s Form 8-K dated October 24, 2014).

10.21*	Letter Agreement Counter Parties (incorporated by reference to Exhibit 10.23 of Matson’ s Form 10-K for the year ended December 31, 2022).

10.22*	Amended and Restated Matson, Inc. Executive Severance Plan (incorporated by reference to Exhibit 10.28 of Matson’s Form 10-K for the year ended December 31, 2020).

10.23*	Matson, Inc. Deferred Compensation Plan (incorporated by reference to Exhibit 10.51 of Matson’s Form 10-K for the year ended December 31, 2012).

10.24*	Amendment No. 1 to the Matson, Inc. Deferred Compensation Plan (incorporated by reference to Exhibit 10.30 of Matson’s Form 10-K for the year ended December 31, 2020).

10.25

Contract for Construction of Two Vessels, dated as of August 25, 2016, by and between Matson Navigation Company, Inc. and National Steel and Shipbuilding Company (certain portions of this exhibit have been omitted pursuant to a confidential treatment request submitted to the Commission) (incorporated by reference to Exhibit 10.1 of Matson’s Form 10-Q for the quarter ended September 30, 2016).

10.26	Purchaser’s Corporate Guaranty Agreement, by Matson, Inc., dated as of August 25, 2016 (incorporated by reference to Exhibit 10.2 of Matson’s Form 10-Q for the quarter ended September 30, 2016).

10.27

Contractor’s Corporate Guaranty Agreement, by General Dynamics Corporation, dated as of August 25, 2016 (incorporated by reference to Exhibit 10.3 of Matson’s Form 10-Q for the quarter ended September 30, 2016).

10.28

Form of Capital Construction Fund Agreement with Matson Navigation Company, as amended by Addendums No. 2, No. 5, No. 18, No. 20, No. 31 and No. 33 thereto (incorporated by reference to Exhibit 10.35 of Matson’s Form 10-K for the year ended December 31, 2021).

10.29

Form of Voting Agreement, dated as of November 11, 2014, among Matson Navigation Company, Inc. and certain holders of voting securities of Horizon Lines, Inc. (incorporated by reference to Exhibit 10.1 of Matson’s Form 8-K dated November 11, 2014).

10.30*	Amended and Restated Matson, Inc. 2016 Incentive Compensation Plan (incorporated by reference to Exhibit 99.1 of Matson’s Form S-8 date July 30, 2021).

10.31*	Amended and Restated Matson, Inc. Cash Incentive Plan, effective January 1, 2016 (incorporated by reference to Exhibit 10.63 of Matson’s Form 10-K for the year ended December 31, 2016).

10.32*

Form of 2016 Plan Restricted Stock Unit Award Agreement for Non-Employee Directors (Deferral Election) (incorporated by reference to Exhibit 10.65 of Matson’s Form 10-K for the year ended December 31, 2016).

10.33*	Form of 2016 Plan Performance Share Award Agreement for Executive Employees (ROIC) (incorporated by reference to Exhibit 10.47 of Matson’s Form 10-K for the year ended December 31, 2020).

10.34*	Form of 2016 Plan Performance Share Award Agreement for Executive Employees (TSR) (incorporated by reference to Exhibit 10.48 of Matson’s Form 10-K for the year ended December 31, 2020).

10.35*	Form of 2016 Plan Performance Share Award Agreement for Non-Executive Employees (incorporated by reference to Exhibit 10.49 of Matson’s Form 10-K for the year ended December 31, 2020).

10.36*	Form of 2016 Plan Time-Based Restricted Stock Unit Agreement for Executive Employees (incorporated by reference to Exhibit 10.50 of Matson’s Form 10-K for the year ended December 31, 2020).

10.37*	Form of 2016 Plan Time-Based Restricted Stock Unit Agreement for Non-Executive Employees (incorporated by reference to Exhibit 10.51 of Matson’s Form 10-K for the year ended December 31, 2020).

10.38*

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

10.40	Amendment to Third Amended and Restated Note Purchase and Private Shelf Agreement, dated as of March 31, 2021 (incorporated by reference to Exhibit 10.2 of Matson’s Form 8-K dated April 5, 2021).

10.41	Amendment to Note Purchase Agreement dated December 21, 2016, dated as of March 31, 2021 (incorporated by reference to Exhibit 10.3 of Matson’s Form 8-K dated April 5, 2021).

10.42†

Shipbuilding Contract Vessel Type Aloha Class L – Hull No. 040, by and between Philly Shipyard, Inc. and Matson Navigation Company, Inc., dated as of November 1, 2022 (incorporated by reference to Exhibit 10.48 of Matson’ s Form 10-K for the year ended December 31, 2022).

10.43†

Shipbuilding Contract Vessel Type Aloha Class L – Hull No. 041, by and between Philly Shipyard, Inc. and Matson Navigation Company, Inc., dated as of November 1, 2022 (incorporated by reference to Exhibit 10.49 of Matson’ s Form 10-K for the year ended December 31, 2022).

10.44†

Shipbuilding Contract Vessel Type Aloha Class L – Hull No. 042, by and between Philly Shipyard, Inc. and Matson Navigation Company, Inc., dated as of November 1, 2022 (incorporated by reference to Exhibit 10.50 of Matson’ s Form 10-K for the year ended December 31, 2022).

10.45*,**	Form of 2016 Plan Performance Share Award Agreement for Executive Employees (ROIC) for grants awarded after January 1, 2023

10.46*,**	Form of 2016 Plan Performance Share Award Agreement for Non-Executive Employees (ROIC) for grants awarded after January 1, 2023

10.47*,**	Form of 2016 Plan Performance Share Award Agreement for Executive Employees (TSR) for grants awarded after January 1, 2024

10.48*,**	Form of 2016 Plan Time-Based Restricted Stock Unit Agreement for Executive Employees for grants awarded after January 1, 2024

10.49*,**	Form of 2016 Plan Time-Based Restricted Stock Unit Agreement for Non-Executive Employees for grants awarded after January 1, 2024

21**	Matson, Inc. Subsidiaries as of December 31, 2023.

23**	Consent of Deloitte & Touche, LLP dated February 23, 2024.

31.1**	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2**	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32***	Certifications of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

97**	Policy Regarding Recoupment of Certain Compensation (as amended and restated October 26, 2023)

101.INS**	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH**	Inline XBRL Taxonomy Extension Schema Document
101.CAL**	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF**	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB**	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE**	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104**	Cover Page Interactive Data File – the cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

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

MATSON, INC.
(Registrant)

Date: February 23, 2024	/s/ Matthew J. Cox
Matthew J. Cox
Chairman and
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Matthew J. Cox	Chairman and Chief Executive Officer (principal executive officer)	February 23, 2024
Matthew J. Cox

/s/ Meredith J. Ching	Director	February 23, 2024
Meredith J. Ching

/s/ Thomas B. Fargo	Director	February 23, 2024
Thomas B. Fargo

/s/ Mark H. Fukunaga	Director	February 23, 2024
Mark H. Fukunaga

/s/ Stanley M. Kuriyama	Director	February 23, 2024
Stanley M. Kuriyama

/s/ Constance H. Lau	Director	February 23, 2024
Constance H. Lau

/s/ Jenai S. Wall	Director	February 23, 2024
Jenai S. Wall

/s/ Joel M. Wine	Executive Vice President and Chief Financial Officer (principal financial officer)	February 23, 2024
Joel M. Wine

/s/ Kevin L. Stuck	Vice President and Controller (principal accounting officer)	February 23, 2024
Kevin L. Stuck

*****