Form 10-Q
period 2024-03-31
Matson, Inc.
filed 2024-05-01
CIK 3453

ff

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2024

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

Number of shares of common stock outstanding as of March 31, 2024: 34,168,153

MATSON, INC. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

MATSON, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Income and Comprehensive Income

(Unaudited)

	Three Months Ended
	March 31,
(In millions, except per share amounts)	2024	2023
Operating Revenue:
Ocean Transportation	$579.0	$551.0
Logistics	143.1	153.8
Total Operating Revenue	722.1	704.8

Costs and Expenses:
Operating costs	(612.2)	(597.5)
Income (Loss) from SSAT	0.4	(1.8)
Selling, general and administrative	(73.4)	(66.8)
Total Costs and Expenses	(685.2)	(666.1)

Operating Income	36.9	38.7
Interest income	8.8	8.2
Interest expense	(2.2)	(4.5)
Other income (expense), net	1.8	1.8
Income before Taxes	45.3	44.2
Income taxes	(9.2)	(10.2)
Net Income	$36.1	$34.0

Other Comprehensive Income (Loss), Net of Income Taxes:
Net Income	$36.1	$34.0
Other Comprehensive Income (Loss):
Net change in pension and post-retirement liabilities	(0.8)	(0.8)
Other adjustments	(0.8)	1.4
Total Other Comprehensive Income (Loss), Net of Income Taxes	(1.6)	0.6
Comprehensive Income	$34.5	$34.6

Basic Earnings Per Share	$1.05	$0.94
Diluted Earnings Per Share	$1.04	$0.94

Weighted Average Number of Shares Outstanding:
Basic	34.4	36.1
Diluted	34.6	36.3

See Notes to Condensed Consolidated Financial Statements.

MATSON, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(Unaudited)

	March 31,	December 31,
(In millions)	2024	2023
ASSETS
Current Assets:
Cash and cash equivalents	$25.9	$134.0
Accounts receivable, net of allowance for credit losses of $10.5 million and $9.9 million, respectively	302.8	279.4
Prepaid expenses and other assets	183.3	188.9
Total current assets	512.0	602.3
Long-term Assets:
Investment in SSAT	85.2	85.5
Property and equipment, net	2,115.7	2,089.9
Operating lease right of use assets	274.9	289.6
Goodwill	327.8	327.8
Intangible assets, net	172.5	176.4
Capital Construction Fund	606.8	599.4
Deferred dry-docking costs, net	57.0	57.3
Other long-term assets	68.0	66.4
Total long-term assets	3,707.9	3,692.3
Total Assets	$4,219.9	$4,294.6

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Current portion of debt	$39.7	$39.7
Accounts payable and accruals	277.5	277.9
Operating lease liabilities	131.7	136.7
Other liabilities	81.6	108.0
Total current liabilities	530.5	562.3
Long-term Liabilities:
Long-term debt, net of deferred loan fees	379.4	389.3
Long-term operating lease liabilities	148.9	159.3
Deferred income taxes	674.8	669.3
Other long-term liabilities	112.5	113.7
Total long-term liabilities	1,315.6	1,331.6
Commitments and Contingencies (see Note 15)
Shareholders’ Equity:
Common stock	25.6	25.8
Additional paid in capital	280.2	293.4
Accumulated other comprehensive loss, net	(9.8)	(8.2)
Retained earnings	2,077.8	2,089.7
Total shareholders’ equity	2,373.8	2,400.7
Total Liabilities and Shareholders’ Equity	$4,219.9	$4,294.6

See Notes to Condensed Consolidated Financial Statements.

MATSON, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Three Months Ended March 31,
(In millions)	2024	2023
Cash Flows From Operating Activities:
Net income	$36.1	$34.0
Reconciling adjustments:
Depreciation and amortization	37.6	35.8
Amortization of operating lease right of use assets	33.9	39.6
Deferred income taxes	2.3	(1.4)
Share-based compensation expense	5.7	4.6
(Income) loss from SSAT	(0.4)	1.8
Distributions from SSAT	14.0	—
Other	(2.1)	(0.1)
Changes in assets and liabilities:
Accounts receivable, net	(23.7)	(14.5)
Deferred dry-docking payments	(5.2)	(2.4)
Deferred dry-docking amortization	6.8	6.2
Prepaid expenses and other assets	2.4	45.7
Accounts payable, accruals and other liabilities	(34.3)	(8.4)
Operating lease liabilities	(34.6)	(39.4)
Other long-term liabilities	(1.9)	(4.8)
Net cash provided by operating activities	36.6	96.7

Cash Flows From Investing Activities:
Capitalized vessel construction expenditures	(1.1)	(0.4)
Capital expenditures (excluding vessel construction expenditures)	(54.2)	(35.5)
Proceeds from disposal of property and equipment, net	2.3	0.3
Payment for intangible asset acquisition	—	(12.4)
Cash deposits and interest into the Capital Construction Fund, net	(6.0)	(105.5)
Net cash used in investing activities	(59.0)	(153.5)

Cash Flows From Financing Activities:
Repayments of debt	(10.1)	(40.8)
Dividends paid	(11.1)	(11.3)
Repurchase of Matson common stock	(47.3)	(40.0)
Tax withholding related to net share settlements of restricted stock units	(17.2)	(12.4)
Net cash used in financing activities	(85.7)	(104.5)

Net Decrease in Cash, Cash Equivalents and Restricted Cash	(108.1)	(161.3)
Cash and Cash Equivalents, and Restricted Cash, Beginning of the Period	136.3	253.7
Cash and Cash Equivalents, and Restricted Cash, End of the Period	$28.2	$92.4

Reconciliation of Cash, Cash Equivalents and Restricted Cash, End of the Period:
Cash and Cash Equivalents	$25.9	$88.5
Restricted Cash	2.3	3.9
Total Cash and Cash Equivalents, and Restricted Cash, End of the Period	$28.2	$92.4

Supplemental Cash Flow Information:
Interest paid, net of capitalized interest	$0.5	$5.0
Income tax payments (refunds), net	$1.1	$(30.3)

Non-cash Information:
Capital expenditures included in accounts payable, accruals and other liabilities	$16.0	$5.1
Non-cash payment for intangible asset acquisition	$—	$4.1

See Notes to Condensed Consolidated Financial Statements.

MATSON, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Shareholders’ Equity

(Unaudited)

				Accumulated
	Common Stock		Additional	Other
		Stated	Paid In	Comprehensive	Retained
(In millions, except per share amounts)	Shares	Value	Capital	Income (Loss)	Earnings	Total
Balance at December 31, 2023	34.4	$25.8	$293.4	$(8.2)	$2,089.7	$2,400.7
Net income	—	—	—	—	36.1	36.1
Other comprehensive income (loss), net of tax	—	—	—	(1.6)	—	(1.6)
Share-based compensation	—	—	5.7	—	—	5.7
Shares issued, net of shares withheld for employee taxes	0.2	0.1	(17.3)	—	—	(17.2)
Shares repurchased	(0.4)	(0.3)	(1.6)	—	(47.0)	(48.9)
Equity interest in SSAT (See Note 4)	—	—	—	—	10.1	10.1
Dividends ($0.32 per share)	—	—	—	—	(11.1)	(11.1)
Balance at March 31, 2024	34.2	$25.6	$280.2	$(9.8)	$2,077.8	$2,373.8

				Accumulated
	Common Stock		Additional	Other
		Stated	Paid In	Comprehensive	Retained
(In millions, except per share amounts)	Shares	Value	Capital	Income (Loss)	Earnings	Total
Balance at December 31, 2022	36.3	$27.2	$290.4	$(6.9)	$1,986.2	$2,296.9
Net income	—	—	—	—	34.0	34.0
Other comprehensive income (loss), net of tax	—	—	—	0.6	—	0.6
Share-based compensation	—	—	4.6	—	—	4.6
Shares issued, net of shares withheld for employee taxes	0.3	0.2	(12.6)	—	—	(12.4)
Shares repurchased	(0.7)	(0.5)	(2.7)	—	(38.9)	(42.1)
Dividends ($0.31 per share)	—	—	—	—	(11.3)	(11.3)
Balance at March 31, 2023	35.9	$26.9	$279.7	$(6.3)	$1,970.0	$2,270.3

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

Ocean Transportation: Matson’s Ocean Transportation business is conducted through Matson Navigation Company, Inc. (“MatNav”), a wholly-owned subsidiary of Matson, Inc. Founded in 1882, MatNav provides a vital lifeline of ocean freight transportation services to the domestic non-contiguous economies of Hawaii, Alaska and Guam, and to other island economies in Micronesia. MatNav also operates premium, expedited services from China to Long Beach, California, provides services to Okinawa, Japan and various islands in the South Pacific, and operates an international export service from Dutch Harbor, Alaska to Asia. In addition, subsidiaries of MatNav provide stevedoring, refrigerated cargo services, inland transportation and other terminal services for MatNav on the Hawaiian islands of Oahu, Hawaii, Maui and Kauai, and for MatNav and an ocean carrier in Alaska.

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

The Condensed Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023, filed with the Securities and Exchange Commission (“SEC”) on February 23, 2024.

Fiscal Period: The period end for Matson covered by this report is March 31, 2024. The period end for MatNav and its subsidiaries covered by this report is March 29, 2024.

Significant Accounting Policies: The Company’s significant accounting policies are described in Note 2 to the Consolidated Financial Statements included in Part II, Item 8 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2023.

Use of Estimates: The preparation of the interim Condensed Consolidated Financial Statements in conformity with accounting principles generally accepted in the U.S. requires management to make estimates and assumptions that affect the amounts reported. Estimates and assumptions are used for but not limited to: impairment of investments; impairment of long-lived assets, intangible assets and goodwill; capitalized interest; allowance for doubtful accounts and other receivables; legal contingencies; insurance reserves and other related liabilities; contingent acquisition related consideration; accrual estimates; pension and post-retirement estimates; multi-employer withdrawal liabilities; operating lease assets and liabilities; income (loss) from SSAT; and income taxes. Future results could be materially affected if actual results differ from these estimates and assumptions.

Prepaid Expenses and Other Assets: Prepaid expenses and other assets consisted of the following at March 31, 2024 and December 31, 2023:

	March 31,	December 31,
Prepaid Expenses and Other Assets (in millions)	2024	2023
Income tax receivables, net	$119.7	$125.2
Prepaid fuel	26.0	22.5
Prepaid insurance and insurance related receivables	16.9	19.3
Restricted cash - vessel construction obligations	2.3	2.3
Other	18.4	19.6
Total	$183.3	$188.9

Income tax receivables primarily include a federal income tax refund related to the Company’s 2021 federal tax return of $118.6 million and other income tax receivables. On April 19, 2024, the Company received the federal income tax refund of $118.6 million and interest of $10.2 million earned on the federal income tax refund.

Capital Construction Fund Investments: Capital Construction Fund (“CCF”) investments are held in fixed-rate U.S. Treasuries with various maturity dates of up to three years. These held-to-maturity debt securities are initially recognized at cost and subsequently measured at accreted cost, less any expected credit losses. The accreted cost is adjusted for accretion of discounts to maturity. The Company has classified these securities as held-to-maturity as the Company has the intent and ability to hold such securities until maturity.

Recognition of Revenues and Expenses: Revenue in the Company’s Condensed Consolidated Financial Statements is presented net of elimination of intercompany transactions. The following is a description of the Company’s principal revenue generating activities by segment, and the Company’s revenue recognition policy for each activity for the periods presented:

	March 31,
Ocean Transportation (in millions) (1)	2024	2023
Ocean Transportation services	$565.8	$539.5
Terminal and other related services	8.7	6.9
Fuel sales	2.9	2.9
Vessel management and related services	1.6	1.7
Total	$579.0	$551.0
(1)	Ocean Transportation revenue transactions are primarily denominated in U.S. dollars except for less than 3 percent of Ocean Transportation services revenues and fuel sales revenue categories which are denominated in foreign currencies.

◾	Ocean Transportation services revenue is recognized ratably over the duration of a voyage based on the relative transit time completed in each reporting period. Vessel operating costs and other ocean transportation operating costs, such as terminal operating overhead and selling, general and administrative expenses, are charged to operating costs as incurred.
◾	Terminal and other related services revenue is recognized as the services are performed. Related costs are recognized as incurred.

◾	Fuel sales revenue and related costs are recognized when the Company has completed delivery of the product to the customer in accordance with the terms and conditions of the contract.
◾	Vessel management and related services revenue is recognized in proportion to the services completed. Related costs are recognized as incurred.

	March 31,
Logistics (in millions) (1)	2024	2023
Transportation Brokerage and Freight Forwarding services	$127.4	$137.7
Warehousing and distribution services	9.1	9.6
Supply chain management and other services	6.6	6.5
Total	$143.1	$153.8
(1)	Logistics revenue transactions are primarily denominated in U.S. dollars except for less than 3 percent of transportation brokerage and freight forwarding services revenue and supply chain management and other services revenue categories which are denominated in foreign currencies.

◾	Transportation Brokerage and Freight Forwarding services revenue consists of amounts billed to customers for services provided. The primary costs include third-party purchased transportation services, agent commissions, labor and equipment. Revenue and the related purchased third-party transportation costs are recognized over the duration of a delivery based upon the relative transit time completed in each reporting period. Labor, agent commissions, and other operating costs are expensed as incurred. The Company reports revenue on a gross basis as the Company serves as the principal in these transactions because it is responsible for fulfilling the contractual arrangements with the customer and has latitude in establishing prices.
◾	Warehousing and distribution services revenue consist of amounts billed to customers for storage, handling, and value-added packaging of customer merchandise. Storage revenue is recognized in the month the service is provided to the customer. Storage related costs are recognized as incurred. Other warehousing and distribution services revenue and related costs are recognized in proportion to the services performed.
◾	Supply chain management and other services revenue, and related costs are recognized in proportion to the services performed.

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

Capitalized Interest: The Company capitalizes interest costs during the period the qualified assets are being readied for their intended use. The Company determined that the vessel construction costs are considered qualifying assets for the purposes of capitalizing interest on these assets. The amount of capitalized interest is calculated based on the amount of expenditures incurred related to the construction of these vessels using a weighted average interest rate. The weighted average interest rate is determined using the Company’s average borrowings outstanding during the period. Capitalized interest is included in vessel construction in progress in property and equipment in the Company’s Condensed Consolidated Balance Sheets (see Note 5). During the three months ended March 31, 2024 and 2023, the Company capitalized $0.8 million and $0.4 million of interest related to the construction of new vessels, respectively.

Dividends: The Company’s first quarter 2024 cash dividend of $0.32 per share was paid on March 7, 2024. On April 25, 2024, the Company’s Board of Directors declared a cash dividend of $0.32 per share payable on June 6, 2024 to shareholders of record on May 9, 2024.

Repurchase of Shares: During the three months ended March 31, 2024, the Company repurchased approximately 0.4 million shares for a total cost of $48.9 million. As of March 31, 2024, the maximum number of remaining shares that may be repurchased under the Company’s share repurchase program was approximately 2.0 million shares.

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

The Company’s Ocean Transportation segment provides ocean transportation services to the Logistics segment, and the Logistics segment provides logistics services to the Ocean Transportation segment in certain transactions. Accordingly, inter-segment revenue of $46.6 million and $40.1 million for the three months ended March 31, 2024 and 2023, respectively, have been eliminated from operating revenues in the table below.

Reportable segment financial information for the three months ended March 31, 2024 and 2023 are as follows:

	Three Months Ended
	March 31,
(In millions)	2024	2023
Operating Revenue:
Ocean Transportation (1)	$579.0	$551.0
Logistics (2)	143.1	153.8
Total Operating Revenue	$722.1	$704.8
Operating Income:
Ocean Transportation (3)	$27.6	$27.8
Logistics	9.3	10.9
Total Operating Income	36.9	38.7
Interest income	8.8	8.2
Interest expense	(2.2)	(4.5)
Other income (expense), net	1.8	1.8
Income before Taxes	45.3	44.2
Income taxes	(9.2)	(10.2)
Net Income	$36.1	$34.0
(1)	Ocean Transportation operating revenue excludes inter-segment revenue of $19.7 million and $16.1 million for the three months ended March 31, 2024 and 2023, respectively.
(2)	Logistics operating revenue excludes inter-segment revenue of $26.9 million and $24.0 million for the three months ended March 31, 2024 and 2023, respectively.
(3)	Ocean Transportation segment information includes $0.4 million and $(1.8) million of net income (loss) from the Company’s equity investment in SSAT for the three months ended March 31, 2024 and 2023, respectively.

4.          INVESTMENT IN SSAT

The Company’s investment in SSAT is described in Note 4 to the Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023. Condensed income statement information for SSAT for the three months ended March 31, 2024 and 2023 consisted of the following:

	Three Months Ended
	March 31,
(In millions)	2024	2023
Operating revenue	$270.3	$230.8
Operating costs and expenses	(278.4)	(235.9)
Operating loss	(8.1)	(5.1)
Net Loss (1)	$(3.8)	$(4.8)
Company Share of SSAT’s Net Income (Loss) (2)	$0.4	$(1.8)
(1)	Includes earnings and losses from equity method investment held by SSAT less earnings and losses allocated to non-controlling interests.
(2)	The Company records its share of net income (loss) from SSAT in costs and expenses in the Condensed Consolidated Statement of Income and Comprehensive Income due to the nature of SSAT’s operations.

The Company’s investment in SSAT was $85.2 million and $85.5 million at March 31, 2024 and December 31, 2023, respectively.

On March 1, 2024, SSAT completed the sale of 25 percent of its equity interest in SSA Terminals (Seattle Terminals), LLC (“SSAT ST”) to a third-party company. After the completion of this transaction, SSAT retains a 50 percent controlling interest in SSAT ST, while the third-party company increased its non-controlling interest to 50 percent in SSAT ST. As a result of this transaction, the Company recorded an increase in its investment in SSAT of approximately $13.2 million and increase in deferred income taxes of $3.1 million, and a corresponding increase in retained earnings of $10.1 million.

5.          PROPERTY AND EQUIPMENT

Property and equipment as of March 31, 2024 and December 31, 2023 consisted of the following:

	March 31,	December 31,
(In millions)	2024	2023
Cost:
Vessels	$2,329.3	$2,323.4
Containers and equipment	859.5	845.0
Terminal facilities and other property	148.9	148.0
New vessel construction in progress	104.3	103.1
Other construction in progress	93.9	67.7
Total Property and Equipment	3,535.9	3,487.2
Less: Accumulated Depreciation	(1,420.2)	(1,397.3)
Total Property and Equipment, net	$2,115.7	$2,089.9

New vessel construction in progress at March 31, 2024 and December 31, 2023 includes milestone progress payments, capitalized interest and other costs related to the construction of three new Jones Act vessels.

6.          GOODWILL AND INTANGIBLES

Goodwill by segment as of March 31, 2024 and December 31, 2023 consisted of the following:

	Ocean
(In millions)	Transportation	Logistics	Total
Goodwill	$222.6	$105.2	$327.8

Intangible assets as of March 31, 2024 and December 31, 2023 consisted of the following:

	March 31,	December 31,
(In millions)	2024	2023
Customer Relationships:
Ocean Transportation	$140.6	$140.6
Logistics	109.7	110.4
Total	250.3	251.0
Less: Accumulated Amortization	(105.1)	(101.9)
Total Customer Relationships, net	145.2	149.1
Trade name – Logistics	27.3	27.3
Total Intangible Assets, net	$172.5	$176.4

On February 27, 2023, the Company completed an asset acquisition consisting of Logistics customer relationship intangible assets for $16.5 million, which are being amortized over seven years.

The Company evaluates its goodwill and intangible assets for possible impairment in the fourth quarter, or whenever events or changes in circumstances indicate that it is more likely than not that the fair value is less than its carrying amount. The Company has reporting units within the Ocean Transportation and Logistics reportable segments. The Company considered the general economic and market conditions and its impact on the performance of each of the Company’s reporting units. Based on the Company’s assessment of its market capitalization, future forecasts and the amount of excess of fair value over the carrying value of the reporting units in the 2023 annual impairment tests, the Company concluded that an impairment triggering event did not occur during the three months ended March 31, 2024.

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

7.          CAPITAL CONSTRUCTION FUND

The CCF is described in Note 7 to the Consolidated Financial Statements included in Part II, Item 8 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2023. A summary of the activities within the CCF cash and cash equivalents, and investments account for the three months ended March 31, 2024 and 2023 consisted of the following:

	Three Months Ended
	March 31,
(In millions)	2024	2023
CCF Cash and Cash Equivalents:
CCF cash and cash equivalents balance at beginning of period	$599.4	$518.2
Cash deposits into the CCF	—	100.0
Cash paid for purchase of U.S. Treasury debt securities and accrued interest	(449.8)	—
Interest earned on deposits and investments, net	5.1	5.5
Total CCF cash and cash equivalents balance at end of period	154.7	623.7
CCF Investments:
CCF investments balance at beginning of period	—	—
Purchase of U.S. Treasury debt securities	448.1	—
Accretion of investments	1.9	—
Total CCF investments balance at end of period	450.0	—
Accrued interest earned on Cash and Cash Equivalents, and Investments at end of period:	2.1	—
Total CCF cash and cash equivalents, and investments balance at end of period	$606.8	$623.7

CCF Cash and Cash Equivalents: Cash on deposit in the CCF cash and cash equivalents account is invested in a short-term U.S. Treasury obligations fund with daily liquidity. At March 31, 2024, short-term securities held within this account had a weighted average life of 77 days. The Company had $154.7 million and $599.4 million on deposit in the CCF cash and cash equivalents account as of March 31, 2024 and December 31, 2023, respectively.

CCF Investments: In February 2024, the Company purchased approximately $448.1 million of fixed-rate U.S. Treasuries with accrued interest of $1.7 million using CCF cash. The fixed-rate debt securities were purchased at a discount and have various maturity dates of up to 3 years. The cost of investments is adjusted for accretion of the discount until the securities mature. Such accretion is included in interest income in the Condensed Consolidated Statements of Income and Comprehensive Income. As of March 31, 2024, the Company had $450.0 million in held-to-maturity debt securities in the CCF investments account.

As of March 31, 2024, CCF investments maturities are as follows:

	As of
	March 31, 2024
Year (in millions)	Cost	Fair Value
Remainder of 2024	$47.0	$46.9
2025	186.3	185.7
2026	164.5	163.6
2027	52.2	51.9
Total CCF investments	$450.0	$448.1

CCF cash and cash equivalents, and investments are classified as a long-term asset on the Company’s Condensed Consolidated Balance Sheets as the Company intends to use withdrawals to fund qualified milestone progress payments for the construction of three new Jones Act vessels.

CCF Assigned Accounts Receivable: Activities within the CCF assigned accounts receivable account for the three months ended March 31, 2024 and 2023 consisted of the following:

	Three Months Ended
	March 31,
(In millions)	2024	2023
CCF assigned accounts receivable balance at beginning of period	$218.1	$9.9
Assigned accounts receivable	—	200.0
Interest earned on assigned accounts receivable	3.2	—
CCF assigned accounts receivable balance at end of period	$221.3	$209.9

During the three months ended March 31, 2023, the Company pledged $200.0 million of accounts receivable into the CCF. The Company did not pledge any accounts receivable into the CCF during the three months ended March 31, 2024. As of March 31, 2024 and December 31, 2023, eligible accounts receivable of $221.3 million and $218.1 million were assigned to the CCF, respectively. Due to the nature of the assignment of eligible accounts receivable into the CCF, such assigned amounts are classified as part of accounts receivable in the Condensed Consolidated Balance Sheets.

8.          DEBT

As of March 31, 2024 and December 31, 2023, the Company’s debt consisted of the following:

	March 31,	December 31,
(In millions)	2024	2023
Private Placement Term Loans:
3.37%, payable through 2027	$46.2	$46.2
3.14%, payable through 2031	107.3	114.4
Title XI Debt:
1.22%, payable through 2043	158.2	158.2
1.35%, payable through 2044	118.8	121.8
Total Debt	430.5	440.6
Less: Current portion	(39.7)	(39.7)
Total Long-term Debt	390.8	400.9
Less: Deferred loan fees	(11.4)	(11.6)
Total Long-term Debt, net of deferred loan fees	$379.4	$389.3

Except as described below, the Company’s debt is described in Note 8 to the Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023.

Revolving Credit Facility: The Company’s revolving credit facility has committed available borrowing of up to $650 million and matures on March 31, 2026. As of March 31, 2024, the Company had $644.2 million of remaining borrowing availability under the revolving credit facility. The Company used $5.8 million of the revolving credit facility for letters of credit outstanding as of March 31, 2024. There were no outstanding borrowings under the revolving credit facility as of March 31, 2024 and December 31, 2023.

Title XI Bonds: On January 27, 2023, the Company prepaid $14.3 million of outstanding principal on the 5.27 percent Title XI Bond representing all of the remaining outstanding principal for this bond. On March 3, 2023, the Company also prepaid $12.1 million of outstanding principal on the 5.34 percent Title XI Bond representing all of the outstanding principal for this bond.

Debt Security and Guarantees: All of the debt of the Company and MatNav, including related guarantees, as of March 31, 2024 was unsecured, except for the Title XI debt.

Debt Maturities: As of March 31, 2024, debt maturities during the next five years and thereafter are as follows:

As of
Year (in millions)	March 31, 2024
Remainder of 2024	$29.6
2025	39.7
2026	39.7
2027	39.7
2028	28.2
Thereafter	253.6
Total Debt	$430.5

9.          LEASES

The Company’s leases are described in Note 9 to the Consolidated Financial Statements included in Part II, Item 8 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2023.

Components of Lease Cost: Components of lease cost recorded in the Company’s Condensed Consolidated Statement of Income and Comprehensive Income for the three months ended March 31, 2024 and 2023 consisted of the following:

	Three Months Ended
	March 31,
(In millions)	2024	2023
Operating lease cost	$35.9	$41.8
Short-term lease cost	2.0	0.2
Variable lease cost	0.2	0.2
Total lease cost	$38.1	$42.2

Maturities of operating lease liabilities at March 31, 2024 are as follows:

As of
Year (in millions)	March 31, 2024
Remainder of 2024	$109.9
2025	85.4
2026	36.6
2027	19.8
2028	10.7
Thereafter	52.1
Total lease payments	314.5
Less: Interest	(33.9)
Present value of operating lease liabilities	280.6
Less: Short-term portion	(131.7)
Long-term operating lease liabilities	$148.9

10.          ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

Changes in accumulated other comprehensive income (loss) by component, net of tax, for the three months ended March 31, 2024 consisted of the following:

					Accumulated
		Post-	Non-		Other
	Pension	Retirement	Qualified		Comprehensive
(In millions)	Benefits	Benefits	Plans	Other	Income (Loss)
Balance at December 31, 2023	$(20.3)	$11.0	$(0.2)	$1.3	$(8.2)
Amortization of prior service cost	—	(0.7)	—	—	(0.7)
Amortization of net gain (loss)	0.1	(0.2)	—	—	(0.1)
Foreign currency exchange	—	—	—	(0.9)	(0.9)
Other adjustments	—	—	—	0.1	0.1
Balance at March 31, 2024	$(20.2)	$10.1	$(0.2)	$0.5	$(9.8)

Changes in accumulated other comprehensive income (loss) by component, net of tax, for the three months ended March 31, 2023 consisted of the following:

					Accumulated
		Post-	Non-		Other
	Pension	Retirement	Qualified		Comprehensive
(In millions)	Benefits	Benefits	Plans	Other	Income (Loss)
Balance at December 31, 2022	$(25.8)	$18.7	$0.1	$0.1	$(6.9)
Amortization of prior service cost	—	(0.7)	—	—	(0.7)
Amortization of net gain (loss)	0.3	(0.4)	—	—	(0.1)
Foreign currency exchange	—	—	—	(0.3)	(0.3)
Other adjustments	—	—	—	1.7	1.7
Balance at March 31, 2023	$(25.5)	$17.6	$0.1	$1.5	$(6.3)

11.          FAIR VALUE OF FINANCIAL INSTRUMENTS

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

The carrying value and fair value of the Company’s financial instruments as of March 31, 2024 and December 31, 2023 are as follows:

			Quoted Prices in	Significant	Significant
	Total		Active Markets	Observable	Unobservable
	Carrying Value	Total	(Level 1)	Inputs (Level 2)	Inputs (Level 3)

(In millions)	March 31, 2024	Fair Value Measurements at March 31, 2024
Cash and cash equivalents	$25.9	$25.9	$25.9	$—	$—
Restricted cash	$2.3	$2.3	$2.3	$—	$—
CCF - Cash and cash equivalent	$156.8	$156.8	$156.8	$—	$—
CCF - Investments	$450.0	$448.1	$448.1	$—	$—
Fixed rate debt	$430.5	$345.8	$—	$345.8	$—

(In millions)	December 31, 2023	Fair Value Measurements at December 31, 2023
Cash and cash equivalents	$134.0	$134.0	$134.0	$—	$—
Restricted cash	$2.3	$2.3	$2.3	$—	$—
CCF - Cash and cash equivalent	$599.4	$599.4	$599.4	$—	$—
Fixed rate debt	$440.6	$359.9	$—	$359.9	$—

The Company uses Level 1 inputs for the fair values of its cash and cash equivalents, restricted cash, and CCF cash and cash equivalents and investments, and Level 2 inputs for fixed rate debt. The fair values of cash and cash equivalents, restricted cash, and cash and cash equivalents in the CCF approximate their carrying values due to the nature of the instruments. The fair value of investments in the CCF is calculated based upon quoted prices available in active market. The fair value of fixed rate debt is calculated based upon interest rates available for debt with terms and maturities similar to the Company’s existing debt arrangements.

12.          EARNINGS PER SHARE

Basic earnings per share is determined by dividing net income by the weighted average common shares outstanding during the period. The calculation of diluted earnings per share includes the dilutive effect of unexercised non-qualified stock options and non-vested restricted stock units. The computation of weighted average common shares outstanding excluded a nominal amount of anti-dilutive non-qualified stock options for each period ended March 31, 2024 and 2023.

The computations for basic and diluted earnings per share for the three months ended March 31, 2024 and 2023 are as follows:

	Three Months Ended March 31, 2024			Three Months Ended March 31, 2023
		Weighted	Per		Weighted	Per
		Average	Common		Average	Common
	Net	Common	Share	Net	Common	Share
(In millions, except per share amounts)	Income	Shares	Amount	Income	Shares	Amount
Basic:	$36.1	34.4	$1.05	$34.0	36.1	$0.94
Effect of Dilutive Securities:	—	0.2	(0.01)	—	0.2	—
Diluted:	$36.1	34.6	$1.04	$34.0	36.3	$0.94

13.          SHARE-BASED COMPENSATION

The Company granted time-based restricted stock units and performance-based shares to certain of its employees totaling approximately 144,700 shares with a weighted average grant date fair value of $122.79 per share during the three months ended March 31, 2024.

Total share-based compensation cost recognized in the Condensed Consolidated Statements of Income and Comprehensive Income as a component of selling, general and administrative expenses was $5.7 million and $4.6 million for the three months ended March 31, 2024 and 2023, respectively. Total unrecognized compensation cost related to unvested share-based compensation arrangements was $37.4 million at March 31, 2024, and is expected to be recognized over a weighted average period of approximately 2.2 years. Total unrecognized compensation cost may be adjusted for any unearned performance shares or forfeited shares.

14.          PENSION AND POST-RETIREMENT PLANS

The Company’s pension and post-retirement plans are described in Note 11 to the Consolidated Financial Statements included in Part II, Item 8 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2023. Components of net periodic benefit cost and other amounts recognized in Other Comprehensive Income (Loss) for the qualified pension plans and the post-retirement benefit plans for the three months ended March 31, 2024 and 2023 consisted of the following:

	Pension Benefits		Post-retirement Benefits
	Three Months Ended March 31,		Three Months Ended March 31,
(In millions)	2024	2023	2024	2023
Components of net periodic benefit cost (credit):
Service cost	$0.9	$1.0	$0.1	$0.1
Interest cost	2.4	2.5	0.3	0.2
Expected return on plan assets	(3.8)	(3.7)	—	—
Amortization of net loss (gain)	0.1	0.3	(0.2)	(0.5)
Amortization of prior service credit	—	—	(0.9)	(0.9)
Net periodic benefit cost (credit)	$(0.4)	$0.1	$(0.7)	$(1.1)

15.          COMMITMENTS AND CONTINGENCIES

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

FORWARD-LOOKING STATEMENTS

The Company, from time to time, may make or may have made certain forward-looking statements, whether orally or in writing, such as, among others, forecasts or projections of the Company’s future performance or statements of management’s plans and objectives. These statements are considered “forward-looking” statements as that term is defined in the Private Securities Litigation Reform Act of 1995. Such forward-looking statements may be contained in, among other things, SEC filings such as Forms 10-K, 10-Q and 8-K, the Company’s Annual Report to Shareholders, the Company’s Sustainability Report, press releases made by the Company, the Company’s Internet websites (including websites of its subsidiaries), and oral statements made by officers of the Company. Except for historical information contained in these written or oral communications, all other statements are forward-looking statements. These include, for example, all references to 2024 or future years, including such references included under “First Quarter 2024 Discussion and Outlook for 2024,” as well as statements generally identified through the inclusion of words such as “anticipate,” “believe,” “can,” “commit,” “estimate,” “expect,” “goal,” “intend,” “may,” “plan,” “target,” “seek,” “should,” and “will,” or similar statements or variations of such terms and other similar expressions. New risks or uncertainties may emerge from time to time, risks that the Company currently does not consider to be material could become material, and it is not possible for the Company to predict all such risks, nor can it assess the impact of all such risks on the Company’s business or the extent to which any factor, or combination of factors, may cause actual results or outcomes, or the timing of results or outcomes, to differ materially from those contained in any forward-looking statements. Accordingly, forward-looking statements cannot be relied upon as a guarantee of future results or outcomes and involve a number of risks and uncertainties that could cause actual results or outcomes to differ materially from those projected in the statements, including but not limited to the factors that are described in Part I, Item 1A under the caption “Risk Factors” of the Company’s Annual Report on Form 10-K for the year ended December 31, 2023. Except as required by law, the Company undertakes no obligation to revise or update publicly forward-looking statements or any factors that may affect actual results, whether as a result of new information, future events, circumstances occurring after the date of this report, or otherwise.

OVERVIEW

Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is designed to provide a discussion of the Company’s financial condition, results of operations, liquidity and certain other factors that may affect its future results from the perspective of management. The discussion that follows is intended to provide information that will assist in understanding the changes in the Company’s Condensed Consolidated Financial Statements from period to period, the primary factors that accounted for those changes, and how certain accounting principles, policies and estimates affected the Company’s Condensed Consolidated Financial Statements. The MD&A is provided as a supplement to the Condensed Consolidated Financial Statements and notes herein, and should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2023, the Company’s reports on Forms 10-Q and 8-K, and other publicly available information.

FIRST QUARTER 2024 DISCUSSION AND OUTLOOK FOR 2024

Ocean Transportation: The Company’s container volume in the Hawaii service in the first quarter 2024 was 1.7 percent lower year-over-year. The decrease was primarily due to lower general demand. According to UHERO’s most recent forecast report, the Hawaii economy is projected to grow modestly supported by low unemployment and an increase in construction activity and jobs for large federal and state projects as well as home building on Oahu. Visitor arrivals are projected to increase modestly as the tourism industry continues to recover from the Maui wildfires last year in addition to the continued gradual return of international visitors. The Company expects volume in 2024 to approach the level achieved in 2023, reflecting modest economic growth in Hawaii and stable market share.

In China, the Company’s container volume in the first quarter 2024 decreased 4.0 percent year-over-year. The decrease was primarily due to a more traditional post-Lunar New Year period with a gradual recovery of volume after factories reopened and workers returned compared to a more accelerated increase in volume experienced post-Lunar New Year last year. The Company achieved higher freight rates in the first quarter 2024 as compared to the year ago period. Currently in the Transpacific marketplace, the Company continues to see steady U.S. consumer demand, which it expects to lead to improving demand for its CLX and MAX services in 2024 as compared to 2023. The Company also expects average freight rates in 2024 to be higher than the levels achieved in 2023.

In Guam, the Company’s container volume in the first quarter 2024 was flat year-over-year. In the near-term, the Company expects continued improvement in the Guam economy with a low unemployment rate and a modest increase in tourism. For 2024, the Company expects volume to approximate the level achieved last year.

In Alaska, the Company’s container volume for the first quarter 2024 decreased 5.1 percent year-over-year primarily due to one less northbound sailing. In the near-term, the Company expects continued economic growth in Alaska supported by a low unemployment rate, jobs growth and lower levels of inflation. For 2024, the Company expects volume to approximate the level achieved last year.

The contribution in the first quarter 2024 from the Company’s SSAT joint venture investment was $0.4 million, or $2.2 million higher than the first quarter 2023. The increase was primarily due to higher lift volume. For 2024, the Company expects the contribution from SSAT to be higher than the levels achieved in 2023 due to an expected increase in lift volumes.

As a result of first quarter performance and the outlook trends noted above, the Company expects full year 2024 Ocean Transportation operating income to be higher than the $294.8 million achieved in 2023 and higher than the previous outlook. In the second quarter 2024, the Company expects Ocean Transportation operating income to be moderately higher than the level achieved in the second quarter 2023.

Logistics: In the first quarter 2024, operating income for the Company’s Logistics segment was $9.3 million, or $1.6 million lower compared to the level achieved in the first quarter 2023. The decrease was primarily due to continued market softness in transportation brokerage. For 2024, the Company expects challenging business conditions for transportation brokerage and expects operating income to be lower than the $48.0 million achieved in 2023. In the second quarter 2024, the Company expects operating income to be lower than the level achieved in the second quarter 2023.

Consolidated Operating Income: For full year 2024, the Company expects consolidated operating income to be modestly higher than the $342.8 million achieved in 2023 and expects comparable seasonality to the prior year. For the second quarter 2024, the Company expects consolidated operating income to be modestly higher than the $96.7 million achieved in the second quarter 2023.

Depreciation and Amortization: For the full year 2024, the Company expects depreciation and amortization expense to be approximately $180 million, inclusive of dry-docking amortization of approximately $27 million.

Interest Income: The Company expects interest income for the full year 2024 to be approximately $45 million. The increase in expected interest income from the prior outlook is due to the receipt on April 19, 2024 of $10.2 million in interest income earned on the federal tax refund related to the Company’s 2021 federal tax return.

Interest Expense: The Company expects interest expense for the full year 2024 to be approximately $8 million.

Other Income (Expense): The Company expects full year 2024 other income (expense) to be approximately $7 million in income, which is attributable to the amortization of certain components of net periodic benefit costs or gains related to the Company’s pension and post-retirement plans.

Income Taxes: In the first quarter 2024, the Company’s effective tax rate was 20.3 percent. For the full year 2024, the Company expects its effective tax rate to be approximately 22.0 percent.

Capital and Vessel Dry-docking Expenditures: For the first quarter 2024, the Company made capital expenditure payments excluding vessel construction expenditures of $54.2 million, capitalized vessel construction expenditures of $1.1 million, and dry-docking payments of $5.2 million. For the full year 2024, the Company expects to make other capital expenditure payments, including maintenance capital expenditures, of approximately $110 to $120 million, new vessel construction expenditures (including capitalized interest and owner’s items) of approximately $75 million, LNG installations and reengining on existing vessels of approximately $70 to $80 million, and dry-docking payments of approximately $35 million.

CONSOLIDATED RESULTS OF OPERATIONS

Consolidated Results – Three months ended March 31, 2024 compared with 2023:

	Three Months Ended March 31,
(Dollars in millions, except per share amounts)	2024	2023	Change
Operating revenue	$722.1	$704.8	$17.3	2.5%
Operating costs and expenses	(685.2)	(666.1)	(19.1)	2.9%
Operating income	36.9	38.7	(1.8)	(4.7)%
Interest income	8.8	8.2	0.6	7.3%
Interest expense	(2.2)	(4.5)	2.3	(51.1)%
Other income (expense), net	1.8	1.8	—	0.0%
Income before taxes	45.3	44.2	1.1	2.5%
Income taxes	(9.2)	(10.2)	1.0	(9.8)%
Net income	$36.1	$34.0	$2.1	6.2%
Basic earnings per share	$1.05	$0.94	$0.11	11.7%
Diluted earnings per share	$1.04	$0.94	$0.10	10.6%

Changes in operating revenue, and operating costs and expenses are further described below in the Analysis of Operating Revenue and Income by Segment.

The increase in interest income for the three months ended March 31, 2024, compared to the three months ended March 31, 2023, was due to increased amounts of cash and CCF funds that are invested in interest bearing accounts, and higher interest rates during the period.

The decrease in interest expense for the three months ended March 31, 2024, compared to the three months ended March 31, 2023, was due to lower outstanding debt during the period, and a higher offset of capitalized interest associated with new vessels construction.

Other income (expense) relates to the amortization of certain components of net periodic benefit costs or gains related to the Company’s pension and post-retirement plans.

Income tax expense was $9.2 million or 20.3 percent of income before taxes for the three months ended March 31, 2024, compared to $10.2 million or 23.1 percent of income before taxes for the three months ended March 31, 2023. The effective tax rate for the three months ended March 31, 2024 benefited from a 2.0 percent deduction related to foreign-derived intangible income (“FDII”) under Section 250 of the Internal Revenue Code that lowered the effective tax rate for the current period, compared to a 0.8 percent FDII deduction for the three months ended March 31, 2023. The FDII deduction for the three months ended March 31, 2023 was lower primarily due to lower projected income generated from the Company’s China service. The effective tax rate for the three months ended March 31, 2024 also benefited from certain discrete tax adjustments that lowered the effective tax rate in the current period.

ANALYSIS OF OPERATING REVENUE AND INCOME BY SEGMENT

Ocean Transportation Operating Results – Three months ended March 31, 2024 compared with 2023:

	Three Months Ended March 31,
(Dollars in millions)	2024	2023	Change
Ocean Transportation revenue	$579.0	$551.0	$28.0	5.1%
Operating costs and expenses	(551.4)	(523.2)	(28.2)	5.4%
Operating income	$27.6	$27.8	$(0.2)	(0.7)%
Operating income margin	4.8%	5.0%

Volume (Forty-foot equivalent units (FEU), except for automobiles) (1)
Hawaii containers	34,600	35,200	(600)	(1.7)%
Hawaii automobiles	6,400	9,400	(3,000)	(31.9)%
Alaska containers	18,800	19,800	(1,000)	(5.1)%
China containers	28,900	30,100	(1,200)	(4.0)%
Guam containers	4,900	4,900	—	—%
Other containers (2)	3,600	4,100	(500)	(12.2)%
(1)	Approximate volumes included for the period are based on the voyage departure date, but revenue and operating income are adjusted to reflect the percentage of revenue and operating income earned during the reporting period for voyages in transit at the end of each reporting period.
(2)	Includes containers from services in various islands in Micronesia and the South Pacific, and Okinawa, Japan.

Ocean Transportation revenue increased $28.0 million, or 5.1 percent, during the three months ended March 31, 2024, compared with the three months ended March 31, 2023. The increase was primarily due to higher freight rates in China and the domestic tradelanes, partially offset by lower volume in China, Hawaii, and Alaska, and lower fuel-related surcharge revenue.

On a year-over-year FEU basis, Hawaii container volume decreased 1.7 percent primarily due to lower general demand; Alaska volume decreased 5.1 percent primarily due to one less northbound sailing; China volume was 4.0 percent lower primarily due to a more traditional post-Lunar New Year period with a gradual recovery of volume after factories reopened and workers returned compared to a more accelerated increase in volume experienced post-Lunar New Year last year; Guam volume was flat; and Other containers volume decreased 12.2 percent.

Ocean Transportation operating income decreased $0.2 million, or 0.7 percent, during the three months ended March 31, 2024, compared with the three months ended March 31, 2023. The decrease was primarily due to higher vessel operating costs, including fuel-related expenses, and the timing of fuel-related surcharge collections, partially offset by higher freight rates in China.

The Company’s SSAT terminal joint venture investment contributed $0.4 million during the three months ended March 31, 2024, compared to a loss of $1.8 million during the three months ended March 31, 2023. The increase was primarily driven by higher lift volume.

Logistics Operating Results: Three months ended March 31, 2024 compared with 2023:

	Three Months Ended March 31,
(Dollars in millions)	2024	2023	Change
Logistics revenue	$143.1	$153.8	$(10.7)	(7.0)%
Operating costs and expenses	(133.8)	(142.9)	9.1	(6.4)%
Operating income	$9.3	$10.9	$(1.6)	(14.7)%
Operating income margin	6.5%	7.1%

Logistics revenue decreased $10.7 million, or 7.0 percent, during the three months ended March 31, 2024, compared with the three months ended March 31, 2023. The decrease was primarily due to lower revenue in transportation brokerage.

Logistics operating income decreased $1.6 million, or 14.7 percent, during the three months ended March 31, 2024, compared with the three months ended March 31, 2023. The decrease was primarily due to a lower contribution from transportation brokerage.

LIQUIDITY AND CAPITAL RESOURCES

Sources of liquidity available to the Company as of March 31, 2024, compared to December 31, 2023 were as follows:

Cash and Cash Equivalents, Restricted Cash and Accounts Receivable: Cash and cash equivalents, restricted cash and accounts receivable as of March 31, 2024, compared to December 31, 2023 were as follows:

	March 31,	December 31,
(In millions)	2024	2023	Change
Cash and cash equivalents	$25.9	$134.0	$(108.1)
Restricted cash	$2.3	$2.3	$—
Accounts receivable, net (1)	$302.8	$279.4	$23.4
CCF - cash and cash equivalents, and investments account	$606.8	$599.4	$7.4
(1)	As of March 31, 2024 and December 31, 2023, $221.3 million and $218.1 million of eligible accounts receivable were assigned to the CCF, respectively.

Changes in the Company’s cash and cash equivalents, and restricted cash for the three months ended March 31, 2024, compared to the three months ended March 31, 2023 were as follows:

	Three Months Ended March 31,
(In millions)	2024	2023	Change
Net cash provided by operating activities (1)	$36.6	$96.7	$(60.1)
Net cash used in investing activities (2)	(59.0)	(153.5)	94.5
Net cash used in financing activities (3)	(85.7)	(104.5)	18.8
Net (decrease) increase in cash, cash equivalents and restricted cash	(108.1)	(161.3)	53.2
Cash and cash equivalents, and restricted cash, beginning of the period	136.3	253.7	(117.4)
Cash and cash equivalents, and restricted cash, end of the period	$28.2	$92.4	$(64.2)

(1) Changes in net cash provided by operating activities:

Changes in net cash provided by operating activities for the three months ended March 31, 2024, compared to the three months ended March 31, 2023, were due to the following:

(In millions)	Change
Net income	$2.1
Non-cash depreciation and amortization	1.8
Deferred income taxes	3.7
Other non-cash related changes, net	(0.9)
Income and distribution from SSAT, net	11.8
Accounts receivable, net	(9.2)
Prepaid expenses and other assets	(43.3)
Accounts payable, accruals and other liabilities	(25.9)
Operating lease liabilities	4.8
Non-cash amortization of operating lease right of use assets	(5.7)
Deferred dry-docking payments	(2.8)
Non-cash deferred dry-docking amortization	0.6
Other long-term liabilities	2.9
Total	$(60.1)

Net income was $36.1 million for the three months ended March 31, 2024, compared to $34.0 million for the three months ended March 31, 2023. Income from SSAT was $0.4 million for the three months ended March 31, 2024, compared to a loss of $1.8 million for the three months ended March 31, 2023. The increase in income from SSAT was due to higher lift volume during the three months ended March 31, 2024, compared to the same prior year period. The Company received $14.0 million of cash distributions from SSAT during the three months ended March 31, 2024, compared to no cash distributions received from SSAT during the three months ended March 31, 2023. Cash distributions from SSAT are dependent on the level of cash available for distribution after SSAT’s operational and capital needs. Changes in accounts receivable were primarily due to higher accounts receivable outstanding as of March 31, 2024, compared to the same prior year period, and also due to the timing of collections associated with those receivables. Changes in prepaid expenses and other assets were primarily due to a decrease in prepaid income taxes for the three months ended March 31, 2024, compared to the same prior year period. Changes in accounts payable, accruals and other liabilities were due to the timing of payments associated with those liabilities. Changes in operating lease liabilities were primarily due to new operating lease additions and renewals, offset by operating lease payments and terminations during the three months ended March 31, 2024, compared to the same prior year period. Deferred dry-docking payments for the three months ended March 31, 2024 were $5.2 million, compared to $2.4 million for the three months ended March 31, 2023. Changes in deferred dry-docking is primarily due to the timing of when the dry-docking of vessels occurs.

(2) Changes in net cash used in investing activities:

Changes in net cash used in investing activities for the three months ended March 31, 2024, compared to the three months ended March 31, 2023, were due to the following:

(In millions)	Change
Cash deposits and interest into the CCF	$99.5
Payment for intangible asset acquisition	12.4
Capitalized vessel construction expenditures	(0.7)
Capital expenditures (excluding vessel construction expenditures)	(18.7)
Proceeds from disposal of property and equipment, net, and other	2.0
Total	$94.5

The Company received $6.0 million of interest and accretion in the CCF during the three months ended March 31, 2024, compared to $5.5 million of interest and $100.0 million of cash deposits in the CCF during the three months ended March 31, 2023. Cash and cash equivalents, and investments in the CCF are intended to fund milestone payments for the construction of three new Jones Act vessels. During the three months ended March 31, 2023, the Company paid $12.4 million related to an intangible asset acquisition. There were no acquisition related payments made during the three months ended March 31, 2024. Capitalized vessel construction expenditures (including capitalized interest) were $1.1 million for the three months ended March 31, 2024, compared to $0.4 million for the three months ended March 31, 2023. Capitalized vessel construction expenditures relate to milestone payments and capitalized interest for the construction of three new Jones Act vessels. Maintenance and other capital expenditures payments were $54.2 million for the three months ended March 31, 2024, compared to $35.5 million for the three months ended March 31, 2023. Maintenance and other capital expenditures primarily relate to vessel related expenditures, the acquisition of containers, chassis and other equipment, and expenditures on other capital related projects. The increase in maintenance and other capital expenditure for the three months ended March 31, 2024, compared to the same prior year period primarily related to the timing of when vessel maintenance activities are performed and when other capital related projects are incurred.

(3) Changes in net cash used in financing activities:

Changes in net cash used in financing activities for the three months ended March 31, 2024, compared to the three months ended March 31, 2023, were due to the following:

(In millions)	Change
Repurchase of Matson common stock	$(7.3)
Repayments of fixed interest debt	30.7
Withholding tax related to net share settlements of restricted stock units	(4.8)
Dividends paid	0.2
Total	$18.8

During the three months ended March 31, 2024, the Company paid $47.3 million to repurchase Matson common stock, compared to $40.0 million during the three months ended March 31, 2023. During the three months ended March 31, 2024, the Company paid $10.1 million in scheduled fixed debt payments, compared to $26.4 million of prepaid Title XI debt and $14.4 million in scheduled fixed debt payments during the three months ended March 31, 2023. During the three months ended March 31, 2024, the Company paid $17.2 million in withholding taxes related to vested restricted stock units, compared to $12.4 million during the three months ended March 31, 2023. The increase in withholding tax was primarily due to the increase of the Company’s stock price as of the vesting date of the restricted stock units. During the three months ended March 31, 2024, the Company paid $11.1 million in dividends, compared to $11.3 million during the three months ended March 31, 2023. The decrease in dividend payments was due to the reduction in common stock outstanding, offset by an increase in dividends declared per share of common stock by the Company.

Capital Construction Fund: The Company’s CCF is described in Note 7 of Part I, Item 1 above. CCF cash and cash equivalents, investments and assigned accounts receivables as of March 31, 2024 and December 31, 2023 is as follows:

	March 31,	December 31,
(In millions)	2024	2023
Capital Construction Fund:
Cash and cash equivalents, and investments account	$606.8	$599.4
Assigned accounts receivables	$221.3	$218.1

The Company intends to use withdrawals from the CCF cash and cash equivalents, and investments account to fund qualified milestone progress payments for the construction of three new Jones Act vessels.

Debt: The Company’s debt is described in Note 8 of Part I, Item 1 above. The Company utilizes a mix of fixed and variable debt for liquidity and to fund the Company’s operations. Total Debt as of March 31, 2024 and December 31, 2023 is as follows:

	March 31,	December 31,
(In millions)	2024	2023	Change
Fixed interest debt	$430.5	$440.6	$(10.1)
Total Debt	$430.5	$440.6	$(10.1)

Total Debt decreased by $10.1 million during the three months ended March 31, 2024, compared to December 31, 2023, primarily due to scheduled repayments of private placement term loans.

As of March 31, 2024, the Company had $644.2 million of remaining borrowing availability under the revolving credit facility, with a maturity date of March 31, 2026.

Working Capital: The Company had a working capital deficit of $18.5 million and a working capital surplus of $40.0 million at March 31, 2024 and December 31, 2023, respectively. Working capital is primarily impacted by the amount of net cash provided by operating activities, the amount of capital expenditures, the timing of collections associated with accounts receivable, prepaid expenses and other assets, and by the amount and timing of payments associated with accounts payable, accruals, income taxes and other liabilities. The decrease in the Company’s working capital at March 31, 2024, compared to December 31, 2023 is primarily due to the decrease in cash provided by operating activities and higher capital expenditure during the three months ended March 31, 2024.

Capital Expenditures: During the three months ended March 31, 2024, there were no material changes to the Company’s expected capital expenditures for the years ending December 31, 2024, 2025 and 2026 that are described in Part II, Item 7 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2023.

The following represents the estimated timing of future milestone payments under the vessel construction agreements as of March 31, 2024, as described in Part II, Item 7 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2023:

	Paid	Future Milestone Payments
Vessel Construction Obligations (in millions)	As of March 31, 2024	Remainder of 2024	2025	2026	2027	2028	Thereafter	Total
Three Aloha Class Containerships	$99.9	$71.0	$367.1	$323.0	$132.0	$6.0	$—	$999.0

The Company intends to use the CCF cash and cash equivalents, and investments account to fund future milestone progress payments.

Repurchase of Shares: During the three months ended March 31, 2024, the Company repurchased approximately 0.4 million shares for a total cost of $48.9 million. The maximum number of remaining shares that may be purchased under the Company’s share repurchase program was approximately 2.0 million shares at March 31, 2024.

Other Material Cash Requirements: There were no other material changes during the quarter ended March 31, 2024 to the Company’s other cash requirements that are described in Part II, Item 7 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2023.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

There have been no changes during this quarter to the Company’s critical accounting policies and estimates as discussed in Part II, Item 7 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2023.

OTHER MATTERS

The Company’s first quarter 2023 cash dividend of $0.32 per share was paid on March 7, 2024. On April 25, 2024, the Company’s Board of Directors declared a cash dividend of $0.32 per share payable on June 6, 2024 to shareholders of record on May 9, 2024.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes to the Company’s market risk position from the information provided under Part II, Item 7A, “Quantitative and Qualitative Disclosures About Market Risk,” of its Annual Report on Form 10-K for the year ended December 31, 2023.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures.

The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this report. Based on such evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that, as of March 31, 2024, the Company’s disclosure controls and procedures are effective.

Changes in Internal Control Over Financial Reporting.

There were no changes in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the three months ended March 31, 2024, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

ITEM 1A. RISK FACTORS

There were no material changes to the Company’s risk factors previously described in Part I, Item 1A, “Risk Factors” of the Company’s Annual Report on Form 10-K for the year ended December 31, 2023.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(c) Purchases of Equity Securities by the Issuer and Affiliated Purchases.

The following is the summary of Matson shares that were repurchased under the Company’s share repurchase program during the three months ended March 31, 2024:

			Total Number of	Maximum Number
			Shares Purchased	of Shares that May
	Total Number of		as Part of Publicly	Yet Be Purchased
	Shares	Average Price	Announced Plans or	Under the Plans or
Period	Purchased	Paid Per Share	Programs (1)	Programs
January 1 – 31, 2024	76,890	$112.94	76,890	2,385,298
February 1 – 29, 2024	78,200	$114.01	78,200	2,307,098
March 1 – 31, 2024	287,021	$108.03	287,021	2,020,077
Total	442,111	$109.95	442,111
(1)	On June 24, 2021, Matson’s Board of Directors approved a share repurchase program of up to 3.0 million shares of common stock, with subsequent approvals for the addition of 3.0 million shares on each of January 27, 2022, August 23, 2022 and April 27, 2023, for an aggregate total of 12.0 million shares of common stock. The share repurchase program expires on December 31, 2025. Shares will be repurchased in the open market from time to time, and may be made pursuant to a trading plan in accordance with Rule 10b5-1 of the Security Exchange Act of 1934.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

None.

ITEM 5. OTHER INFORMATION

(c) Trading Plans

During the quarter ended March 31, 2024, no director or Section 16 officer adopted or terminated any Rule 10b5-1 trading arrangements or non-Rule 10b5-1 trading arrangements except as previously reported in Part II, Item 9B of the Company’s Annual Report on Form 10-K for the year ended December 31, 2023.

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

MATSON, INC.
(Registrant)

Date: May 1, 2024	/s/ Joel M. Wine
Joel M. Wine
Executive Vice President and
Chief Financial Officer
(principal financial officer)

Date: May 1, 2024	/s/ Kevin L. Stuck
Kevin L. Stuck
Vice President and Controller
(principal accounting officer)