Form 10-Q
period 2024-06-30
Matson, Inc.
filed 2024-08-02
CIK 3453

ff

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2024

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

Number of shares of common stock outstanding as of June 30, 2024: 33,579,287

MATSON, INC. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

MATSON, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Income and Comprehensive Income

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In millions, except per share amounts)	2024	2023	2024	2023
Operating Revenue:
Ocean Transportation	$689.9	$616.9	$1,268.9	$1,167.9
Logistics	157.5	156.5	300.6	310.3
Total Operating Revenue	847.4	773.4	1,569.5	1,478.2

Costs and Expenses:
Operating costs	(646.9)	(604.7)	(1,259.1)	(1,202.2)
Income (Loss) from SSAT	1.2	(1.4)	1.6	(3.2)
Selling, general and administrative	(77.1)	(70.6)	(150.5)	(137.4)
Total Costs and Expenses	(722.8)	(676.7)	(1,408.0)	(1,342.8)

Operating Income	124.6	96.7	161.5	135.4
Interest income	18.8	8.7	27.6	16.9
Interest expense	(2.1)	(2.9)	(4.3)	(7.4)
Other income (expense), net	1.8	1.8	3.6	3.6
Income before Taxes	143.1	104.3	188.4	148.5
Income taxes	(29.9)	(23.5)	(39.1)	(33.7)
Net Income	$113.2	$80.8	$149.3	$114.8

Other Comprehensive Income (Loss), Net of Income Taxes:
Net Income	$113.2	$80.8	$149.3	$114.8
Other Comprehensive Income (Loss):
Net change in pension and post-retirement liabilities	(0.7)	(0.9)	(1.5)	(1.7)
Other adjustments	0.3	(0.7)	(0.5)	0.7
Total Other Comprehensive Income (Loss), Net of Income Taxes	(0.4)	(1.6)	(2.0)	(1.0)
Comprehensive Income	$112.8	$79.2	$147.3	$113.8

Basic Earnings Per Share	$3.34	$2.28	$4.38	$3.21
Diluted Earnings Per Share	$3.31	$2.26	$4.33	$3.19

Weighted Average Number of Shares Outstanding:
Basic	33.9	35.5	34.1	35.8
Diluted	34.2	35.7	34.5	36.0

See Notes to Condensed Consolidated Financial Statements.

MATSON, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(Unaudited)

	June 30,	December 31,
(In millions)	2024	2023
ASSETS
Current Assets:
Cash and cash equivalents	$168.2	$134.0
Accounts receivable, net of allowance for credit losses of $9.8 million and $9.9 million, respectively	308.0	279.4
Prepaid expenses and other assets	70.0	188.9
Total current assets	546.2	602.3
Long-term Assets:
Investment in SSAT	86.4	85.5
Property and equipment, net	2,151.2	2,089.9
Operating lease right of use assets	247.7	289.6
Goodwill	327.8	327.8
Intangible assets, net	169.1	176.4
Capital Construction Fund	613.9	599.4
Deferred dry-docking costs, net	62.9	57.3
Other long-term assets	68.7	66.4
Total long-term assets	3,727.7	3,692.3
Total Assets	$4,273.9	$4,294.6

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Current portion of debt	$39.7	$39.7
Accounts payable and accruals	291.3	277.9
Operating lease liabilities	122.7	136.7
Other liabilities	130.8	108.0
Total current liabilities	584.5	562.3
Long-term Liabilities:
Long-term debt, net of deferred loan fees	370.0	389.3
Long-term operating lease liabilities	130.5	159.3
Deferred income taxes	679.9	669.3
Other long-term liabilities	110.5	113.7
Total long-term liabilities	1,290.9	1,331.6
Commitments and Contingencies (see Note 15)
Shareholders’ Equity:
Common stock	25.2	25.8
Additional paid in capital	284.7	293.4
Accumulated other comprehensive loss, net	(10.2)	(8.2)
Retained earnings	2,098.8	2,089.7
Total shareholders’ equity	2,398.5	2,400.7
Total Liabilities and Shareholders’ Equity	$4,273.9	$4,294.6

See Notes to Condensed Consolidated Financial Statements.

MATSON, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Six Months Ended June 30,
(In millions)	2024	2023
Cash Flows From Operating Activities:
Net income	$149.3	$114.8
Reconciling adjustments:
Depreciation and amortization	76.4	72.1
Amortization of operating lease right of use assets	68.1	75.7
Deferred income taxes	7.5	(3.0)
Share-based compensation expense	12.0	9.8
(Income) loss from SSAT	(1.6)	3.2
Distributions from SSAT	14.0	—
Other	(6.5)	(1.7)
Changes in assets and liabilities:
Accounts receivable, net	(28.9)	(16.8)
Deferred dry-docking payments	(17.3)	(8.9)
Deferred dry-docking amortization	13.7	12.4
Prepaid expenses and other assets	114.6	68.3
Accounts payable, accruals and other liabilities	17.4	3.6
Operating lease liabilities	(69.0)	(76.3)
Other long-term liabilities	(5.2)	(6.7)
Net cash provided by operating activities	344.5	246.5

Cash Flows From Investing Activities:
Capitalized vessel construction expenditures	(38.2)	(50.8)
Capital expenditures (excluding vessel construction expenditures)	(86.9)	(75.5)
Proceeds from disposal of property and equipment, net	3.2	0.1
Payment for intangible asset acquisition	—	(12.4)
Cash deposits and interest into the Capital Construction Fund, net	(45.0)	(113.1)
Withdrawals from Capital Construction Fund, net	35.8	49.9
Net cash used in investing activities	(131.1)	(201.8)

Cash Flows From Financing Activities:
Repayments of debt	(19.9)	(55.1)
Dividends paid	(22.1)	(22.4)
Repurchase of Matson common stock	(120.1)	(82.5)
Tax withholding related to net share settlements of restricted stock units	(17.0)	(12.5)
Net cash used in financing activities	(179.1)	(172.5)

Net Increase (Decrease) in Cash, Cash Equivalents and Restricted Cash	34.3	(127.8)
Cash and Cash Equivalents, and Restricted Cash, Beginning of the Period	136.3	253.7
Cash and Cash Equivalents, and Restricted Cash, End of the Period	$170.6	$125.9

Reconciliation of Cash, Cash Equivalents and Restricted Cash, End of the Period:
Cash and Cash Equivalents	$168.2	$122.0
Restricted Cash	2.4	3.9
Total Cash and Cash Equivalents, and Restricted Cash, End of the Period	$170.6	$125.9

Supplemental Cash Flow Information:
Interest paid, net of capitalized interest	$3.5	$7.1
Income tax payments (refunds), net	$(114.3)	$(28.8)

Non-cash Information:
Capital expenditures included in accounts payable, accruals and other liabilities	$15.3	$8.4
Non-cash payment for intangible asset acquisition	$—	$4.1
Accrued dividends	$11.4	$11.2

See Notes to Condensed Consolidated Financial Statements.

MATSON, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Shareholders’ Equity

(Unaudited)

				Accumulated
	Common Stock		Additional	Other
		Stated	Paid In	Comprehensive	Retained
(In millions, except per share amounts)	Shares	Value	Capital	Income (Loss)	Earnings	Total
Balance at December 31, 2023	34.4	$25.8	$293.4	$(8.2)	$2,089.7	$2,400.7
Net income	—	—	—	—	36.1	36.1
Other comprehensive income (loss), net of tax	—	—	—	(1.6)	—	(1.6)
Share-based compensation	—	—	5.7	—	—	5.7
Shares issued, net of shares withheld for employee taxes	0.2	0.1	(17.3)	—	—	(17.2)
Shares repurchased	(0.4)	(0.3)	(1.6)	—	(47.0)	(48.9)
Equity interest in SSAT (See Note 4)	—	—	—	—	10.1	10.1
Dividends ($0.32 per share)	—	—	—	—	(11.1)	(11.1)
Balance at March 31, 2024	34.2	25.6	280.2	(9.8)	2,077.8	2,373.8
Net income	—	—	—	—	113.2	113.2
Other comprehensive income (loss), net of tax	—	—	—	(0.4)	—	(0.4)
Share-based compensation	—	—	6.3	—	—	6.3
Shares issued, net of shares withheld for employee taxes	—	—	0.2	—	—	0.2
Shares repurchased	(0.6)	(0.4)	(2.0)	—	(69.8)	(72.2)
Dividends ($0.32 per share and $0.34 per share)	—	—	—	—	(22.4)	(22.4)
Balance at June 30, 2024	33.6	$25.2	$284.7	$(10.2)	$2,098.8	$2,398.5

				Accumulated
	Common Stock		Additional	Other
		Stated	Paid In	Comprehensive	Retained
(In millions, except per share amounts)	Shares	Value	Capital	Income (Loss)	Earnings	Total
Balance at December 31, 2022	36.3	$27.2	$290.4	$(6.9)	$1,986.2	$2,296.9
Net income	—	—	—	—	34.0	34.0
Other comprehensive income (loss), net of tax	—	—	—	0.6	—	0.6
Share-based compensation	—	—	4.6	—	—	4.6
Shares issued, net of shares withheld for employee taxes	0.3	0.2	(12.6)	—	—	(12.4)
Shares repurchased	(0.7)	(0.5)	(2.7)	—	(38.9)	(42.1)
Dividends ($0.31 per share)	—	—	—	—	(11.3)	(11.3)
Balance at March 31, 2023	35.9	26.9	279.7	(6.3)	1,970.0	2,270.3
Net income	—	—	—	—	80.8	80.8
Other comprehensive income (loss), net of tax	—	—	—	(1.6)	—	(1.6)
Share-based compensation	—	—	5.2	—	—	5.2
Shares issued, net of shares withheld for employee taxes	—	—	0.1	—	—	0.1
Shares repurchased	(0.6)	(0.6)	(2.3)	—	(39.5)	(42.4)
Dividends ($0.31 per share and $0.32 per share)	—	—	—	—	(22.4)	(22.4)
Balance at June 30, 2023	35.3	$26.3	$282.7	$(7.9)	$1,988.9	$2,290.0

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

Ocean Transportation: Matson’s Ocean Transportation business is conducted through Matson Navigation Company, Inc. (“MatNav”), a wholly-owned subsidiary of Matson, Inc. Founded in 1882, MatNav provides a vital lifeline of ocean freight transportation services to the domestic non-contiguous economies of Hawaii, Alaska and Guam, and to other island economies in Micronesia. MatNav also operates premium, expedited services from China to Long Beach, California, provides services to Okinawa, Japan and various islands in the South Pacific, and operates an international export service from Alaska to Asia. In addition, subsidiaries of MatNav provide stevedoring, refrigerated cargo services, inland transportation and other terminal services for MatNav on the Hawaiian islands of Oahu, Hawaii, Maui and Kauai, and for MatNav and an ocean carrier in Alaska.

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

Logistics: Matson’s logistics business is conducted through Matson Logistics, Inc. (“Matson Logistics”), a wholly-owned subsidiary of MatNav. Established in 1987, Matson Logistics extends the geographic reach of Matson’s transportation network throughout North America and Asia, and is an asset-light business that provides a variety of logistics services to its customers including: (i) multimodal transportation brokerage of domestic and international rail intermodal services, long-haul and regional highway trucking services, specialized hauling, flat-bed and project services, less-than-truckload services, and expedited freight services (collectively, “Transportation Brokerage” services); (ii) less-than-container load (“LCL”) consolidation and freight forwarding services (collectively, “Freight Forwarding” services); (iii) warehousing, trans-loading, value-added packaging and distribution services (collectively, “Warehousing” services); and (iv) purchase order management, booking services, and non-vessel operating common carrier (“NVOCC”) freight forwarding services (collectively, “Supply Chain Management” services).

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

Fiscal Period: The period end for Matson covered by this report is June 30, 2024. The period end for MatNav and its subsidiaries covered by this report is June 28, 2024.

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

Prepaid Expenses and Other Assets: Prepaid expenses and other assets consisted of the following at June 30, 2024 and December 31, 2023:

	June 30,	December 31,
Prepaid Expenses and Other Assets (in millions)	2024	2023
Prepaid fuel	$27.2	$22.5
Prepaid insurance and insurance related receivables	15.8	19.3
Prepaid operating expenses	8.6	8.2
Prepaid leases	4.8	4.1
Income tax receivables, net	2.6	125.2
Restricted cash - vessel construction obligations	2.4	2.3
Other	8.6	7.3
Total	$70.0	$188.9

Income tax receivables at December 31, 2023 include a federal income tax refund related to the Company’s 2021 federal tax return of $118.6 million and other income tax receivables. On April 19, 2024, the Company received the federal income tax refund of $118.6 million and interest of $10.2 million earned on the federal income tax refund.

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

Recognition of Revenues and Expenses: Revenue in the Company’s Condensed Consolidated Financial Statements is presented net of elimination of intercompany transactions. The following is a description of the Company’s principal revenue generating activities by segment, and the Company’s revenue recognition policy for each activity for the periods presented:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
Ocean Transportation (in millions) (1)	2024	2023	2024	2023
Ocean Transportation services	$674.2	$605.8	$1,240.0	$1,145.3
Terminal and other related services	11.0	6.6	19.7	13.5
Fuel sales	3.1	2.8	6.0	5.7
Vessel management and related services	1.6	1.7	3.2	3.4
Total	$689.9	$616.9	$1,268.9	$1,167.9
(1)	Ocean Transportation revenue transactions are primarily denominated in U.S. dollars except for less than 3 percent of Ocean Transportation services revenues and fuel sales revenue categories which are denominated in foreign currencies.

◾	Ocean Transportation services revenue is recognized ratably over the duration of a voyage based on the relative transit time completed in each reporting period. Vessel operating costs and other ocean transportation operating costs, such as terminal operating overhead and selling, general and administrative expenses, are charged to operating costs as incurred.
◾	Terminal and other related services revenue is recognized as the services are performed. Related costs are recognized as incurred.
◾	Fuel sales revenue and related costs are recognized when the Company has completed delivery of the product to the customer in accordance with the terms and conditions of the contract.
◾	Vessel management and related services revenue is recognized in proportion to the services completed. Related costs are recognized as incurred.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
Logistics (in millions) (1)	2024	2023	2024	2023
Transportation Brokerage and Freight Forwarding services	$139.2	$139.5	$266.6	$277.2
Warehousing and distribution services	10.3	10.0	19.4	19.6
Supply Chain Management services	8.0	7.0	14.6	13.5
Total	$157.5	$156.5	$300.6	$310.3
(1)	Logistics revenue transactions are primarily denominated in U.S. dollars except for less than 3 percent of transportation brokerage and freight forwarding services revenue and supply chain management services revenue categories which are denominated in foreign currencies.

◾	Transportation Brokerage and Freight Forwarding services revenue consists of amounts billed to customers for services provided. The primary costs include third-party purchased transportation services, agent commissions, labor and equipment. Revenue and the related purchased third-party transportation costs are recognized over the duration of a delivery based upon the relative transit time completed in each reporting period. Labor, agent commissions, and other operating costs are expensed as incurred. The Company reports revenue on a gross basis as the Company serves as the principal in these transactions because it is responsible for fulfilling the contractual arrangements with the customer and has latitude in establishing prices.
◾	Warehousing and distribution services revenue consist of amounts billed to customers for storage, handling, and value-added packaging of customer merchandise. Storage revenue is recognized in the month the service is provided to the customer. Storage related costs are recognized as incurred. Other warehousing and distribution services revenue and related costs are recognized in proportion to the services performed.
◾	Supply Chain Management services revenue, and related costs are recognized in proportion to the services performed.

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

Capitalized Interest: The Company capitalizes interest costs during the period as the qualified assets are being readied for their intended use. The Company determined that the vessel construction costs are considered qualifying assets for the purposes of capitalizing interest on these assets. The amount of capitalized interest is calculated based on the amount of expenditures incurred related to the construction of these vessels using a weighted average interest rate. The weighted average interest rate is determined using the Company’s average borrowings outstanding during the period. Capitalized interest is included in vessel construction in progress in property and equipment in the Company’s Condensed Consolidated Balance Sheets (see Note 5). The Company capitalized $1.0 million and $0.5 million of interest related to the construction of new vessels for the three months ended June 30, 2024 and 2023, and $1.8 million and $0.9 million for the six months ended June 30, 2024 and 2023, respectively.

Dividends: The Company’s second quarter 2024 cash dividend of $0.32 per share was paid on June 6, 2024. On June 27, 2024, the Company’s Board of Directors declared a cash dividend of $0.34 per share payable on September 5, 2024 to shareholders of record on August 1, 2024.

Repurchase of Shares: During the three and six months ended June 30, 2024, the Company repurchased approximately 0.6 million and 1.0 million shares for a total cost of $72.2 million and $121.1 million, respectively. As of June 30, 2024, the maximum number of remaining shares that may be repurchased under the Company’s share repurchase program was approximately 1.4 million shares.

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

The Company’s Ocean Transportation segment provides ocean transportation services to the Logistics segment, and the Logistics segment provides logistics services to the Ocean Transportation segment in certain transactions. Accordingly, inter-segment revenue of $61.8 million and $54.4 million for the three months ended June 30, 2024 and 2023, and $108.4 million and $94.5 million for the six months ended June 30, 2024 and 2023, respectively, have been eliminated from operating revenues in the table below.

Reportable segment financial information for the three and six months ended June 30, 2024 and 2023 are as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In millions)	2024	2023	2024	2023
Operating Revenue:
Ocean Transportation (1)	$689.9	$616.9	$1,268.9	$1,167.9
Logistics (2)	157.5	156.5	300.6	310.3
Total Operating Revenue	$847.4	$773.4	$1,569.5	$1,478.2
Operating Income:
Ocean Transportation (3)	$109.0	$82.4	$136.6	$110.2
Logistics	15.6	14.3	24.9	25.2
Total Operating Income	124.6	96.7	161.5	135.4
Interest income	18.8	8.7	27.6	16.9
Interest expense	(2.1)	(2.9)	(4.3)	(7.4)
Other income (expense), net	1.8	1.8	3.6	3.6
Income before Taxes	143.1	104.3	188.4	148.5
Income taxes	(29.9)	(23.5)	(39.1)	(33.7)
Net Income	$113.2	$80.8	$149.3	$114.8

(1)	Ocean Transportation operating revenue excludes inter-segment revenue of $22.8 million and $19.0 million for the three months ended June 30, 2024 and 2023, and $42.5 million and $35.1 million for the six months ended June 30, 2024 and 2023, respectively.
(2)	Logistics operating revenue excludes inter-segment revenue of $39.0 million and $35.4 million for the three months ended June 30, 2024 and 2023, and $65.9 million and $59.4 million for the six months ended June 30, 2024 and 2023, respectively.
(3)	Ocean Transportation segment information includes net income (loss) of $1.2 million and $(1.4) million from the Company’s equity investment in SSAT for the three months ended June 30, 2024 and 2023, and $1.6 million and $(3.2) million for the six months ended June 30, 2024 and 2023, respectively.

4.          INVESTMENT IN SSAT

The Company’s investment in SSAT is described in Note 4 to the Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023. Condensed income statement information for SSAT for the three and six months ended June 30, 2024 and 2023 consisted of the following:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In millions)	2024	2023	2024	2023
Operating revenue	$273.9	$242.9	$544.2	$473.7
Operating costs and expenses	(278.5)	(248.9)	(556.9)	(484.8)
Operating loss	(4.6)	(6.0)	(12.7)	(11.1)
Net Profit (Loss) (1)	$2.1	$(4.1)	$(1.7)	$(8.9)
Company Share of SSAT’s Net Income (Loss) (2)	$1.2	$(1.4)	$1.6	$(3.2)
(1)	Includes earnings and losses from equity method investment held by SSAT less earnings and losses allocated to non-controlling interests.
(2)	The Company records its share of net income (loss) from SSAT in costs and expenses in the Condensed Consolidated Statement of Income and Comprehensive Income due to the nature of SSAT’s operations.

The Company’s investment in SSAT was $86.4 million and $85.5 million at June 30, 2024 and December 31, 2023, respectively.

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

5.          PROPERTY AND EQUIPMENT

Property and equipment as of June 30, 2024 and December 31, 2023 consisted of the following:

	June 30,	December 31,
(In millions)	2024	2023
Cost:
Vessels	$2,331.6	$2,323.4
Containers and equipment	861.8	845.0
Terminal facilities and other property	148.9	148.0
New vessel construction in progress	141.3	103.1
Other construction in progress	115.2	67.7
Total Property and Equipment	3,598.8	3,487.2
Less: Accumulated Depreciation	(1,447.6)	(1,397.3)
Total Property and Equipment, net	$2,151.2	$2,089.9

New vessel construction in progress at June 30, 2024 and December 31, 2023 includes milestone progress payments, capitalized interest and other costs related to the construction of three new Jones Act vessels.

6.          GOODWILL AND INTANGIBLES

Goodwill by segment as of June 30, 2024 and December 31, 2023 consisted of the following:

	Ocean
(In millions)	Transportation	Logistics	Total
Goodwill	$222.6	$105.2	$327.8

Intangible assets as of June 30, 2024 and December 31, 2023 consisted of the following:

	June 30,	December 31,
(In millions)	2024	2023
Customer Relationships:
Ocean Transportation	$140.6	$140.6
Logistics	110.0	110.4
Total	250.6	251.0
Less: Accumulated Amortization	(108.8)	(101.9)
Total Customer Relationships, net	141.8	149.1
Trade name – Logistics	27.3	27.3
Total Intangible Assets, net	$169.1	$176.4

On February 27, 2023, the Company completed an asset acquisition consisting of Logistics customer relationship intangible assets for $16.5 million, which are being amortized over seven years.

The Company evaluates its goodwill and intangible assets for possible impairment in the fourth quarter, or whenever events or changes in circumstances indicate that it is more likely than not that the fair value is less than its carrying amount. The Company has reporting units within the Ocean Transportation and Logistics reportable segments. The Company considered the general economic and market conditions and its impact on the performance of each of the Company’s reporting units. Based on the Company’s assessment of its market capitalization, future forecasts and the amount of excess of fair value over the carrying value of the reporting units in the 2023 annual impairment tests, the Company concluded that an impairment triggering event did not occur during the three months ended June 30, 2024.

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

7.          CAPITAL CONSTRUCTION FUND

The CCF is described in Note 7 to the Consolidated Financial Statements included in Part II, Item 8 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2023. A summary of the activities within the CCF cash and cash equivalents, and investments account for the six months ended June 30, 2024 and 2023 consisted of the following:

	Six Months Ended
	June 30,
(In millions)	2024	2023
CCF Cash and Cash Equivalents:
CCF cash balance at beginning of period	$596.7	$518.2
Cash deposits into the CCF	—	100.0
Cash paid for purchase of U.S. Treasury debt securities and accrued interest	(449.8)	—
Interest income deposited into the CCF	11.0	13.1
Repurchase of assigned accounts receivable	35.8	—
Qualifying withdrawal payments out of the CCF	(35.8)	(49.9)
Total CCF cash balance at end of period	157.9	581.4
Accrued interest earned on CCF Cash and Investments at end of period	2.7	2.5
Total CCF cash and cash equivalents balance at end of period	160.6	583.9
CCF Investments:
CCF investments balance at beginning of period	—	—
Purchase of U.S. Treasury debt securities	448.1	—
Accretion of investments	5.2	—
Total CCF investments balance at end of period	453.3	—
Total CCF cash and cash equivalents, and investments balance at end of period	$613.9	$583.9

CCF Cash and Cash Equivalents: Cash on deposit in the CCF account is invested in a short-term U.S. Treasury obligations fund with daily liquidity. At June 30, 2024, these short-term securities held within this CCF cash account had a weighted average life of 83 days. Total CCF cash and cash equivalents was $160.6 million and $599.4 million as of June 30, 2024 and December 31, 2023, respectively.

CCF Investments: In February 2024, the Company purchased approximately $448.1 million of fixed-rate U.S. Treasuries with accrued interest of $1.7 million using CCF cash. The fixed-rate debt securities were purchased at a discount and have various maturity dates of up to 3 years. The cost of investments is adjusted for accretion of the discount until the securities mature. Such accretion is included in interest income in the Condensed Consolidated Statements of Income and Comprehensive Income. As of June 30, 2024, the Company had $453.3 million in held-to-maturity debt securities in the CCF investments account.

As of June 30, 2024, CCF investments maturities are as follows:

	As of
	June 30, 2024
Year (in millions)	Cost	Fair Value
Remainder of 2024	$47.4	$47.3
2025	188.0	187.1
2026	165.7	164.4
2027	52.2	51.8
Total CCF investments	$453.3	$450.6

CCF cash and cash equivalents, and investments are classified as a long-term asset on the Company’s Condensed Consolidated Balance Sheets as the Company intends to use withdrawals to fund qualified milestone progress payments for the construction of three new Jones Act vessels.

CCF Assigned Accounts Receivable: Activities within the CCF assigned accounts receivable account for the six months ended June 30, 2024 and 2023 consisted of the following:

	Six Months Ended
	June 30,
(In millions)	2024	2023
CCF assigned accounts receivable balance at beginning of period	$218.1	$9.9
Assigned accounts receivable	—	200.0
Repurchase of assigned accounts receivable	(35.8)	—
Interest earned on assigned accounts receivable	3.6	0.1
CCF assigned accounts receivable balance at end of period	$185.9	$210.0

The Company did not pledge any accounts receivable into the CCF during the six months ended June 30, 2024. During the six months ended June 30, 2023, the Company pledged $200.0 million of accounts receivable into the CCF. During the six months ended June 30, 2024, the Company repurchased $35.8 million of assigned accounts receivable from the CCF. The Company did not repurchase any assigned accounts receivable from the CCF during the six months ended June 30, 2023. As of June 30, 2024 and December 31, 2023, eligible accounts receivable of $185.9 million and $218.1 million were assigned to the CCF, respectively. Due to the nature of the assignment of eligible accounts receivable into the CCF, such assigned amounts are classified as part of accounts receivable in the Condensed Consolidated Balance Sheets.

8.          DEBT

As of June 30, 2024 and December 31, 2023, the Company’s debt consisted of the following:

	June 30,	December 31,
(In millions)	2024	2023
Private Placement Term Loans:
3.37%, payable through 2027	$40.3	$46.2
3.14%, payable through 2031	107.3	114.4
Title XI Debt:
1.22%, payable through 2043	154.3	158.2
1.35%, payable through 2044	118.8	121.8
Total Debt	420.7	440.6
Less: Current portion	(39.7)	(39.7)
Total Long-term Debt	381.0	400.9
Less: Deferred loan fees	(11.0)	(11.6)
Total Long-term Debt, net of deferred loan fees	$370.0	$389.3

Except as described below, the Company’s debt is described in Note 8 to the Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023.

Revolving Credit Facility: The Company’s revolving credit facility has committed available borrowing of up to $650 million and matures on March 31, 2026. As of June 30, 2024, the Company had $644.2 million of remaining borrowing availability under the revolving credit facility. The Company used $5.8 million of the revolving credit facility for letters of credit outstanding as of June 30, 2024. There were no outstanding borrowings under the revolving credit facility as of June 30, 2024 and December 31, 2023.

Debt Security and Guarantees: All of the debt of the Company and MatNav, including related guarantees, as of June 30, 2024 was unsecured, except for the Title XI debt.

Debt Maturities: As of June 30, 2024, debt maturities during the next five years and thereafter are as follows:

As of
Year (in millions)	June 30, 2024
Remainder of 2024	$19.8
2025	39.7
2026	39.7
2027	39.7
2028	28.2
Thereafter	253.6
Total Debt	$420.7

9.          LEASES

The Company’s leases are described in Note 9 to the Consolidated Financial Statements included in Part II, Item 8 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2023.

Components of Lease Cost: Components of lease cost recorded in the Company’s Condensed Consolidated Statement of Income and Comprehensive Income for the three and six months ended June 30, 2024 and 2023 consisted of the following:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In millions)	2024	2023	2024	2023
Operating lease cost	$36.3	$38.3	$72.2	$80.1
Short-term lease cost	5.4	1.5	7.4	1.7
Variable lease cost	0.2	0.2	0.4	0.4
Total lease cost	$41.9	$40.0	$80.0	$82.2

Maturities of operating lease liabilities at June 30, 2024 are as follows:

As of
Year (in millions)	June 30, 2024
Remainder of 2024	$74.1
2025	89.8
2026	37.6
2027	20.7
2028	11.3
Thereafter	52.2
Total lease payments	285.7
Less: Interest	(32.5)
Present value of operating lease liabilities	253.2
Less: Short-term portion	(122.7)
Long-term operating lease liabilities	$130.5

10.          ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

Changes in accumulated other comprehensive income (loss) by component, net of tax, for the six months ended June 30, 2024 consisted of the following:

					Accumulated
		Post-	Non-		Other
	Pension	Retirement	Qualified		Comprehensive
(In millions)	Benefits	Benefits	Plans	Other	Income (Loss)
Balance at December 31, 2023	$(20.3)	$11.0	$(0.2)	$1.3	$(8.2)
Amortization of prior service cost	—	(0.7)	—	—	(0.7)
Amortization of net gain (loss)	0.1	(0.2)	—	—	(0.1)
Foreign currency exchange	—	—	—	(0.9)	(0.9)
Other adjustments	—	—	—	0.1	0.1
Balance at March 31, 2024	(20.2)	10.1	(0.2)	0.5	(9.8)
Amortization of prior service cost	—	(0.7)	—	—	(0.7)
Amortization of net gain (loss)	0.1	(0.1)	—	—	—
Foreign currency exchange	—	—	—	0.3	0.3
Balance at June 30, 2024	$(20.1)	$9.3	$(0.2)	$0.8	$(10.2)

Changes in accumulated other comprehensive income (loss) by component, net of tax, for the six months ended June 30, 2023 consisted of the following:

					Accumulated
		Post-	Non-		Other
	Pension	Retirement	Qualified		Comprehensive
(In millions)	Benefits	Benefits	Plans	Other	Income (Loss)
Balance at December 31, 2022	$(25.8)	$18.7	$0.1	$0.1	$(6.9)
Amortization of prior service cost	—	(0.7)	—	—	(0.7)
Amortization of net gain (loss)	0.3	(0.4)	—	—	(0.1)
Foreign currency exchange	—	—	—	(0.3)	(0.3)
Other adjustments	—	—	—	1.7	1.7
Balance at March 31, 2023	(25.5)	17.6	0.1	1.5	(6.3)
Amortization of prior service cost	—	(0.7)	—	—	(0.7)
Amortization of net gain (loss)	0.2	(0.4)	—	—	(0.2)
Foreign currency exchange	—	—	—	(0.7)	(0.7)
Balance at June 30, 2023	$(25.3)	$16.5	$0.1	$0.8	$(7.9)

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

The carrying value and fair value of the Company’s financial instruments as of June 30, 2024 and December 31, 2023 are as follows:

			Quoted Prices in	Significant	Significant
	Total		Active Markets	Observable	Unobservable
	Carrying Value	Total	(Level 1)	Inputs (Level 2)	Inputs (Level 3)

(In millions)	June 30, 2024	Fair Value Measurements at June 30, 2024
Cash and cash equivalents	$168.2	$168.2	$168.2	$—	$—
Restricted cash	$2.4	$2.4	$2.4	$—	$—
CCF - Cash and cash equivalent	$160.6	$160.6	$160.6	$—	$—
CCF - Investments	$453.3	$450.6	$450.6	$—	$—
Fixed rate debt	$420.7	$335.2	$—	$335.2	$—

(In millions)	December 31, 2023	Fair Value Measurements at December 31, 2023
Cash and cash equivalents	$134.0	$134.0	$134.0	$—	$—
Restricted cash	$2.3	$2.3	$2.3	$—	$—
CCF - Cash and cash equivalent	$599.4	$599.4	$599.4	$—	$—
Fixed rate debt	$440.6	$359.9	$—	$359.9	$—

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

12.          EARNINGS PER SHARE

Basic earnings per share is determined by dividing net income by the weighted average common shares outstanding during the period. The calculation of diluted earnings per share includes the dilutive effect of non-vested restricted stock units. The computation of weighted average common shares outstanding excluded a nominal amount of anti-dilutive restricted stock units for each period ended June 30, 2024 and 2023.

The computations for basic and diluted earnings per share for the three and six months ended June 30, 2024 and 2023 are as follows:

	Three Months Ended June 30, 2024			Six Months Ended June 30, 2024
		Weighted	Per		Weighted	Per
		Average	Common		Average	Common
	Net	Common	Share	Net	Common	Share
(In millions, except per share amounts)	Income	Shares	Amount	Income	Shares	Amount
Basic	$113.2	33.9	$3.34	$149.3	34.1	$4.38
Effect of Dilutive Securities		0.3	(0.03)		0.4	(0.05)
Diluted	$113.2	34.2	$3.31	$149.3	34.5	$4.33

	Three Months Ended June 30, 2023			Six Months Ended June 30, 2023
		Weighted	Per		Weighted	Per
		Average	Common		Average	Common
	Net	Common	Share	Net	Common	Share
(In millions, except per share amounts)	Income	Shares	Amount	Income	Shares	Amount
Basic	$80.8	35.5	$2.28	$114.8	35.8	$3.21
Effect of Dilutive Securities		0.2	(0.02)		0.2	(0.02)
Diluted	$80.8	35.7	$2.26	$114.8	36.0	$3.19

13.          SHARE-BASED COMPENSATION

During the three and six months ended June 30, 2024, the Company granted time-based restricted stock units and performance-based shares to certain of its employees totaling approximately 7,400 and 152,100 shares, respectively, with a combined weighted average grant date fair value of $109.64 and $122.15 per share, respectively.

Total share-based compensation cost recognized in the Condensed Consolidated Statements of Income and Comprehensive Income as a component of selling, general and administrative expenses was $6.3 million and $5.2 million for the three months ended June 30, 2024 and 2023 and $12.0 million and $9.8 million for the six months ended June 30, 2024 and 2023, respectively. Total unrecognized compensation cost related to unvested share-based compensation arrangements was $34.1 million at June 30, 2024, and is expected to be recognized over a weighted average period of approximately 2.0 years. Total unrecognized compensation cost may be adjusted for any unearned performance shares or forfeited shares.

14.          PENSION AND POST-RETIREMENT PLANS

The Company’s pension and post-retirement plans are described in Note 11 to the Consolidated Financial Statements included in Part II, Item 8 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2023. Components of net periodic benefit cost and other amounts recognized in Other Comprehensive Income (Loss) for the qualified pension plans and the post-retirement benefit plans for the three and six months ended June 30, 2024 and 2023 consisted of the following:

	Pension Benefits		Post-retirement Benefits
	Three Months Ended June 30,		Three Months Ended June 30,
(In millions)	2024	2023	2024	2023
Components of net periodic benefit cost (credit):
Service cost	$0.8	$1.0	$0.1	$—
Interest cost	2.5	2.5	0.2	0.2
Expected return on plan assets	(3.8)	(3.7)	—	—
Amortization of net loss (gain)	0.1	0.4	(0.2)	(0.5)
Amortization of prior service credit	—	—	(0.9)	(0.9)
Net periodic benefit cost (credit)	$(0.4)	$0.2	$(0.8)	$(1.2)

	Pension Benefits		Post-retirement Benefits
	Six Months Ended June 30,		Six Months Ended June 30,
(In millions)	2024	2023	2024	2023
Components of net periodic benefit cost (credit):
Service cost	$1.7	$2.0	$0.2	$0.1
Interest cost	4.9	5.0	0.5	0.4
Expected return on plan assets	(7.6)	(7.4)	—	—
Amortization of net loss (gain)	0.2	0.7	(0.4)	(1.0)
Amortization of prior service credit	—	—	(1.8)	(1.8)
Net periodic benefit cost (credit)	$(0.8)	$0.3	$(1.5)	$(2.3)

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

SECOND QUARTER 2024 DISCUSSION AND OUTLOOK FOR 2024

Ocean Transportation: The Company’s container volume in the Hawaii service in the second quarter 2024 was 3.6 percent lower year-over-year. The decrease was primarily due to lower general demand. Tourist arrivals decreased year-over-year primarily due to significantly lower visitor traffic to Maui as a result of the wildfires last year. The Company expects volume in 2024 to be modestly lower than the level achieved in 2023, primarily due to continued challenges in population growth and lower discretionary income as a result of higher inflation and interest rates.

In China, the Company achieved significantly higher freight rates in the second quarter 2024 compared to the year ago period. The Company’s container volume in the second quarter 2024 also increased 3.0 percent year-over-year. The elevated freight rates were primarily due to a supportive economic and consumer demand environment in the U.S. coupled with tighter supply chain conditions, and were not consistent with a normalized operating environment. The

Company expects its China service to continue to see elevated rates during the traditional peak season in the third and early fourth quarters, but the freight rate trajectory after the peak season is uncertain. In the near term, the Company expects freight rates to remain elevated as long as the underlying economic, supply chain, and geopolitical conditions persist. The timing of when rates will eventually normalize likely depends on the duration and timing of several factors that influence supply and demand dynamics in the tradelane. Regardless of this uncertainty, the Company expects the shift from air freight to expedited ocean and the continued growth of e-commerce goods to drive long-term demand for its China service.

In Guam, the Company’s container volume in the second quarter 2024 decreased 6.1 percent year-over-year. The decrease was primarily due to one less sailing. In the near term, the Company expects continued improvement in the Guam economy underpinned by a low unemployment rate. For 2024, the Company expects volume to approach the level achieved last year.

In Alaska, the Company’s container volume for the second quarter 2024 increased 4.9 percent year-over-year primarily due to two additional northbound sailings. In the near term, the Company expects continued economic growth in Alaska supported by a low unemployment rate, jobs growth and lower levels of inflation. For 2024, the Company expects volume to approximate the level achieved last year.

The contribution in the second quarter 2024 from the Company’s SSAT joint venture investment was $1.2 million, or $2.6 million higher than the second quarter 2023. The increase was primarily due to higher lift volume. For 2024, the Company expects the contribution from SSAT to be modestly higher than the levels achieved in 2023 due to an expected increase in lift volumes.

As a result of the outlook trends noted above, the Company expects third quarter 2024 operating income for Ocean Transportation to be meaningfully higher than the $118.2 million achieved last year, and in the fourth quarter 2024, the Company expects Ocean Transportation operating income to be moderately higher than the $66.4 million achieved in the fourth quarter 2023.

Logistics: In the second quarter 2024, operating income for the Company’s Logistics segment was $15.6 million, or $1.3 million higher compared to the level achieved in the second quarter 2023. The increase was primarily due to the strength of supply chain management. The Company expects operating income in both the third and fourth quarters of 2024 to approximate the levels achieved last year.

Consolidated Operating Income: The Company expects Matson’s third quarter 2024 consolidated operating income to be meaningfully higher than the $132.1 million achieved in the third quarter 2023, and fourth quarter 2024 consolidated operating income to be moderately higher than the $75.3 million achieved in the fourth quarter 2023.

Depreciation and Amortization: For full year 2024, the Company expects depreciation and amortization expense to be approximately $180 million, inclusive of dry-docking amortization of approximately $27 million.

Interest Income: The Company expects interest income for the full year 2024 to be approximately $45 million. This includes the receipt on April 19, 2024 of $10.2 million in interest income earned on the federal tax refund related to the Company’s 2021 federal tax return.

Interest Expense: The Company expects interest expense for the full year 2024 to be approximately $8 million.

Other Income (Expense): The Company expects full year 2024 other income (expense) to be approximately $7 million in income, which is attributable to the amortization of certain components of net periodic benefit costs or gains related to the Company’s pension and post-retirement plans.

Income Taxes: In the second quarter 2024, the Company’s effective tax rate was 20.9 percent. For the full year 2024, the Company expects its effective tax rate to be approximately 22.0 percent.

Capital and Vessel Dry-docking Expenditures: In the second quarter 2024, the Company made capital expenditure payments excluding vessel construction expenditures of $32.7 million, capitalized vessel construction expenditures of $37.1 million, and dry-docking payments of $12.1 million. For the full year 2024, the Company expects to make other capital expenditure payments, including maintenance capital expenditures, of approximately $110 to $120 million, new vessel construction expenditures (including capitalized interest and owner’s items) of approximately $75 million, expenditures for LNG installations and reengining on existing vessels of approximately $85 to $95 million, and dry-docking payments of approximately $35 million.

CONSOLIDATED RESULTS OF OPERATIONS

Consolidated Results – Three months ended June 30, 2024 compared with 2023:

	Three Months Ended June 30,
(Dollars in millions, except per share amounts)	2024	2023	Change
Operating revenue	$847.4	$773.4	$74.0	9.6%
Operating costs and expenses	(722.8)	(676.7)	(46.1)	6.8%
Operating income	124.6	96.7	27.9	28.9%
Interest income	18.8	8.7	10.1	116.1%
Interest expense	(2.1)	(2.9)	0.8	(27.6)%
Other income (expense), net	1.8	1.8	—	—%
Income before taxes	143.1	104.3	38.8	37.2%
Income taxes	(29.9)	(23.5)	(6.4)	27.2%
Net income	$113.2	$80.8	$32.4	40.1%
Basic earnings per share	$3.34	$2.28	$1.06	46.5%
Diluted earnings per share	$3.31	$2.26	$1.05	46.5%

Changes in operating revenue, and operating costs and expenses are further described below in the Analysis of Operating Revenue and Income by Segment.

The increase in interest income for the three months ended June 30, 2024, compared to the three months ended June 30, 2023, was due to interest of $10.2 million related to a federal income tax refund received during the three months ended June 30, 2024.

The decrease in interest expense for the three months ended June 30, 2024, compared to the three months ended June 30, 2023, was due to lower outstanding debt during the period, and a higher offset of capitalized interest related to the construction of new vessels.

Other income (expense) relates to the amortization of certain components of net periodic benefit costs or gains related to the Company’s pension and post-retirement plans.

Income tax expense was $29.9 million or 20.9 percent of income before taxes for the three months ended June 30, 2024, compared to $23.5 million or 22.5 percent of income before taxes for the three months ended June 30, 2023. The effective tax rate for the three months ended June 30, 2024 benefited from a 2.5 percent deduction related to foreign-derived intangible income (“FDII”) under Section 250 of the Internal Revenue Code that lowered the effective tax rate for the current period, compared to a 1.7 percent FDII deduction for the three months ended June 30, 2023. The FDII deduction for the three months ended June 30, 2024 was higher primarily due to higher projected income generated from the Company’s China service. The effective tax rate for the three months ended June 30, 2024 also benefited from certain discrete tax adjustments that lowered the effective tax rate in the current period.

Consolidated Results – Six months ended June 30, 2024 compared with 2023:

	Six Months Ended June 30,
(Dollars in millions, except per share amounts)	2024	2023	Change
Operating revenue	$1,569.5	$1,478.2	$91.3	6.2%
Operating costs and expenses	(1,408.0)	(1,342.8)	(65.2)	4.9%
Operating income	161.5	135.4	26.1	19.3%
Interest income	27.6	16.9	10.7	63.3%
Interest expense	(4.3)	(7.4)	3.1	(41.9)%
Other income (expense), net	3.6	3.6	—	—%
Income before taxes	188.4	148.5	39.9	26.9%
Income taxes	(39.1)	(33.7)	(5.4)	16.0%
Net income	$149.3	$114.8	$34.5	30.1%
Basic earnings per share	$4.38	$3.21	$1.17	36.4%
Diluted earnings per share	$4.33	$3.19	$1.14	35.7%

Changes in operating revenue, and operating costs and expenses are further described below in the Analysis of Operating Revenue and Income by Segment.

The increase in interest income for the six months ended June 30, 2024, compared to the six months ended June 30, 2023, was due to interest of $10.2 million related to a federal income tax refund received during the six months ended June 30, 2024. The increase in interest income was also due to increased amounts of cash and cash equivalent, and CCF funds that are invested in interest bearing accounts during the six months ended June 30, 2024, compared to the same prior year period.

The decrease in interest expense for the six months ended June 30, 2024, compared to the six months ended June 30, 2023, was due to lower outstanding debt during the period, and a higher offset of capitalized interest related to the construction of new vessels.

Other income (expense) relates to the amortization of certain components of net periodic benefit costs or gains related to the Company’s pension and post-retirement plans.

Income tax expense was $39.1 million or 20.8 percent of income before taxes for the six months ended June 30, 2024, compared to $33.7 million or 22.7 percent of income before taxes for the six months ended June 30, 2023. The effective tax rate for the six months ended June 30, 2024 benefited from a 2.4 percent deduction related to FDII under Section 250 of the Internal Revenue Code that lowered the effective tax rate for the current period, compared to a 1.8 percent FDII deduction for the six months ended June 30, 2023. The FDII deduction for the six months ended June 30, 2024 was higher primarily due to higher projected income generated from the Company’s China service. The effective tax rate for the six months ended June 30, 2024 also benefited from certain discrete tax adjustments that lowered the effective tax rate in the current period.

ANALYSIS OF OPERATING REVENUE AND INCOME BY SEGMENT

Ocean Transportation Operating Results – Three months ended June 30, 2024 compared with 2023:

	Three Months Ended June 30,
(Dollars in millions)	2024	2023	Change
Ocean Transportation revenue	$689.9	$616.9	$73.0	11.8%
Operating costs and expenses	(580.9)	(534.5)	(46.4)	8.7%
Operating income	$109.0	$82.4	$26.6	32.3%
Operating income margin	15.8%	13.4%

Volume (Forty-foot equivalent units (FEU), except for automobiles) (1)
Hawaii containers	35,100	36,400	(1,300)	(3.6)%
Hawaii automobiles	8,600	9,800	(1,200)	(12.2)%
Alaska containers	21,500	20,500	1,000	4.9%
China containers	37,800	36,700	1,100	3.0%
Guam containers	4,600	4,900	(300)	(6.1)%
Other containers (2)	4,400	4,400	—	—%
(1)	Approximate volumes included for the period are based on the voyage departure date, but revenue and operating income are adjusted to reflect the percentage of revenue and operating income earned during the reporting period for voyages in transit at the end of each reporting period.
(2)	Includes containers from services in various islands in Micronesia and the South Pacific, and Okinawa, Japan.

Ocean Transportation revenue increased $73.0 million, or 11.8 percent, during the three months ended June 30, 2024, compared with the three months ended June 30, 2023. The increase was primarily due to significantly higher freight rates in China, higher freight rates in the domestic tradelanes and higher volume in China and Alaska, partially offset by lower volume in Hawaii.

On a year-over-year FEU basis, Hawaii container volume decreased 3.6 percent primarily due to lower general demand; Alaska volume increased 4.9 percent primarily due to two additional northbound sailings; China volume was 3.0 percent higher; Guam volume decreased 6.1 percent primarily due to one less sailing; and Other containers volume was flat.

Ocean Transportation operating income increased $26.6 million, or 32.3 percent, during the three months ended June 30, 2024, compared with the three months ended June 30, 2023. The increase was primarily due to significantly higher freight rates in China, partially offset by higher vessel operating costs (including fuel-related expenses) and higher selling, general and administrative costs.

The Company’s SSAT terminal joint venture investment contributed $1.2 million during the three months ended June 30, 2024, compared to a loss of $1.4 million during the three months ended June 30, 2023. The increase was primarily driven by higher lift volume.

Ocean Transportation Operating Results – Six months ended June 30, 2024 compared with 2023:

	Six Months Ended June 30,
(Dollars in millions)	2024	2023	Change
Ocean Transportation revenue	$1,268.9	$1,167.9	$101.0	8.6%
Operating costs and expenses	(1,132.3)	(1,057.7)	(74.6)	7.1%
Operating income	$136.6	$110.2	$26.4	24.0%
Operating income margin	10.8%	9.4%

Volume (Forty-foot equivalent units (FEU), except for automobiles) (1)
Hawaii containers	69,700	71,600	(1,900)	(2.7)%
Hawaii automobiles	15,000	19,200	(4,200)	(21.9)%
Alaska containers	40,300	40,300	—	—%
China containers	66,700	66,800	(100)	(0.1)%
Guam containers	9,500	9,800	(300)	(3.1)%
Other containers (2)	8,000	8,500	(500)	(5.9)%
(1)	Approximate volumes included for the period are based on the voyage departure date, but revenue and operating income are adjusted to reflect the percentage of revenue and operating income earned during the reporting period for voyages in transit at the end of each reporting period.
(2)	Includes containers from services in various islands in Micronesia and the South Pacific, and Okinawa, Japan.

Ocean Transportation revenue increased $101.0 million, or 8.6 percent, during the six months ended June 30, 2024, compared with the six months ended June 30, 2023. The increase was primarily due to significantly higher freight rates in China and higher freight rates in the domestic tradelanes, partially offset by lower volume in Hawaii and lower fuel-related surcharge revenue.

On a year-over-year FEU basis, Hawaii container volume decreased 2.7 percent primarily due to lower general demand; Alaska volume was flat; China volume decreased 0.1 percent; Guam volume decreased 3.1 percent primarily due to one less sailing; and Other containers volume decreased 5.9 percent.

Ocean Transportation operating income increased $26.4 million, or 24.0 percent, during the six months ended June 30, 2024, compared with the six months ended June 30, 2023. The increase was primarily due to significantly higher freight rates in China, primarily offset by higher vessel operating costs (including fuel-related expenses) and higher selling, general and administrative costs.

The Company’s SSAT terminal joint venture investment contributed $1.6 million during the six months ended June 30, 2024, compared to a loss of $3.2 million during the six months ended June 30, 2023. The increase was primarily driven by higher lift volume.

Logistics Operating Results – Three months ended June 30, 2024 compared with 2023:

	Three Months Ended June 30,
(Dollars in millions)	2024	2023	Change
Logistics revenue	$157.5	$156.5	$1.0	0.6%
Operating costs and expenses	(141.9)	(142.2)	0.3	(0.2)%
Operating income	$15.6	$14.3	$1.3	9.1%
Operating income margin	9.9%	9.1%

Logistics revenue increased $1.0 million, or 0.6 percent, during the three months ended June 30, 2024, compared with the three months ended June 30, 2023. The increase was primarily due to higher revenue in supply chain management.

Logistics operating income increased $1.3 million, or 9.1 percent, during the three months ended June 30, 2024, compared with the three months ended June 30, 2023. The increase was primarily due to a higher contribution from supply chain management.

Logistics Operating Results – Six months ended June 30, 2024 compared with 2023:

	Six Months Ended June 30,
(Dollars in millions)	2024	2023	Change
Logistics revenue	$300.6	$310.3	$(9.7)	(3.1)%
Operating costs and expenses	(275.7)	(285.1)	9.4	(3.3)%
Operating income	$24.9	$25.2	$(0.3)	(1.2)%
Operating income margin	8.3%	8.1%

Logistics revenue decreased $9.7 million, or 3.1 percent, during the six months ended June 30, 2024, compared with the six months ended June 30, 2023. The decrease was primarily due to lower revenue in transportation brokerage.

Logistics operating income decreased $0.3 million, or 1.2 percent, during the six months ended June 30, 2024, compared with the six months ended June 30, 2023. The decrease was primarily due to a lower contribution from transportation brokerage, partially offset by a higher contribution from supply chain management.

LIQUIDITY AND CAPITAL RESOURCES

Sources of liquidity available to the Company as of June 30, 2024, compared to December 31, 2023 were as follows:

Cash and Cash Equivalents, Restricted Cash, Accounts Receivable and CCF: Cash and cash equivalents, restricted cash, accounts receivable and CCF as of June 30, 2024 compared to December 31, 2023 were as follows:

	June 30,	December 31,
(In millions)	2024	2023	Change
Cash and cash equivalents	$168.2	$134.0	$34.2
Restricted cash	$2.4	$2.3	$0.1
Accounts receivable, net (1)	$308.0	$279.4	$28.6
CCF - cash and cash equivalents, and investments account	$613.9	$599.4	$14.5
(1)	As of June 30, 2024 and December 31, 2023, $185.9 million and $218.1 million of eligible accounts receivable were assigned to the CCF, respectively.

Changes in the Company’s cash and cash equivalents, and restricted cash for the six months ended June 30, 2024, compared to the six months ended June 30, 2023 were as follows:

	Six Months Ended June 30,
(In millions)	2024	2023	Change
Net cash provided by operating activities (1)	$344.5	$246.5	$98.0
Net cash used in investing activities (2)	(131.1)	(201.8)	70.7
Net cash used in financing activities (3)	(179.1)	(172.5)	(6.6)
Net increase (decrease) in cash, cash equivalents and restricted cash	34.3	(127.8)	162.1
Cash and cash equivalents, and restricted cash, beginning of the period	136.3	253.7	(117.4)
Cash and cash equivalents, and restricted cash, end of the period	$170.6	$125.9	$44.7

(1) Changes in net cash provided by operating activities:

Changes in net cash provided by operating activities for the six months ended June 30, 2024, compared to the six months ended June 30, 2023, were due to the following:

(In millions)	Change
Net income	$34.5
Non-cash depreciation and amortization	4.3
Deferred income taxes	10.5
Other non-cash related changes, net	(2.6)
Income and distribution from SSAT, net	9.2
Accounts receivable, net	(12.1)
Prepaid expenses and other assets	46.3
Accounts payable, accruals and other liabilities	13.8
Operating lease liabilities	7.3
Non-cash amortization of operating lease right of use assets	(7.6)
Deferred dry-docking payments	(8.4)
Non-cash deferred dry-docking amortization	1.3
Other long-term liabilities	1.5
Total	$98.0

Net income was $149.3 million for the six months ended June 30, 2024, compared to $114.8 million for the six months ended June 30, 2023. Income from SSAT was $1.6 million for the six months ended June 30, 2024, compared to a loss of $3.2 million for the six months ended June 30, 2023. The increase in income from SSAT was due to higher lift volume during the six months ended June 30, 2024, compared to the same prior year period. The Company received $14.0 million of cash distributions from SSAT during the six months ended June 30, 2024, compared to no cash distributions received from SSAT during the six months ended June 30, 2023. Cash distributions from SSAT are dependent on the level of cash available for distribution after SSAT’s operational and capital needs. Changes in accounts receivable were primarily due to higher accounts receivable outstanding as of June 30, 2024, compared to the same prior year period, and also due to the timing of collections associated with those receivables. Changes in prepaid expenses and other assets were primarily due to a decrease in prepaid income taxes as the Company received the 2021 federal income tax refund of $118.6 million during the six months ended June 30, 2024. Changes in accounts payable, accruals and other liabilities were due to the timing of payments associated with those liabilities. Changes in operating lease liabilities were primarily due to new operating lease additions and renewals, offset by operating lease payments and terminations during the six months ended June 30, 2024, compared to the same prior year period. Deferred dry-docking payments for the six months ended June 30, 2024 were $17.3 million, compared to $8.9 million for the six months ended June 30, 2023. Changes in deferred dry-docking is primarily due to the timing of when the dry-docking of vessels occurs.

(2) Changes in net cash used in investing activities:

Changes in net cash used in investing activities for the six months ended June 30, 2024, compared to the six months ended June 30, 2023, were due to the following:

(In millions)	Change
Cash deposits and interest into the CCF	$68.1
Withdrawals from CCF	(14.1)
Payment for intangible asset acquisition	12.4
Capitalized vessel construction expenditures	12.6
Capital expenditures (excluding vessel construction expenditures)	(11.4)
Proceeds from disposal of property and equipment, net, and other	3.1
Total	$70.7

The Company deposited $35.8 million into the CCF to repurchase assigned accounts receivable and made $35.8 million of qualifying withdrawal payments out of the CCF during the six months ended June 30, 2024. The Company deposited $100.0 million of cash deposits into the CCF and made $49.9 million of qualifying withdrawal payments out of the CCF during the six months ended June 30, 2023. The Company received $16.2 million of interest and accretion in the CCF during the six months ended June 30, 2024, compared to $13.1 million of interest received during the six months ended June 30, 2023. Cash and cash equivalents, and investments in the CCF are intended to fund milestone payments for the construction of three new Jones Act vessels. During the six months ended June 30, 2023, the Company paid $12.4 million related to an intangible asset acquisition. There were no acquisition related payments made during the six months ended June 30, 2024. Capitalized vessel construction expenditures (including capitalized interest) were $38.2 million for the six months ended June 30, 2024, compared to $50.8 million for the six months ended June 30, 2023. Capitalized vessel construction expenditures relate to milestone payments and capitalized interest for the construction of three new Jones Act vessels. Maintenance and other capital expenditures payments were $86.9 million for the six months ended June 30, 2024, compared to $75.5 million for the six months ended June 30, 2023. Maintenance and other capital expenditures primarily relate to vessel related expenditures, the acquisition of containers, chassis and other equipment, and expenditures on other capital related projects. The increase in maintenance and other capital expenditure for the six months ended June 30, 2024, compared to the same prior year period primarily related to the timing of when vessel maintenance activities are performed and when other capital related projects are incurred.

(3) Changes in net cash used in financing activities:

Changes in net cash used in financing activities for the six months ended June 30, 2024, compared to the six months ended June 30, 2023, were due to the following:

(In millions)	Change
Repurchase of Matson common stock	$(37.6)
Repayments of fixed interest debt	35.2
Withholding tax related to net share settlements of restricted stock units	(4.5)
Dividends paid	0.3
Total	$(6.6)

During the six months ended June 30, 2024, the Company paid $120.1 million to repurchase Matson common stock, compared to $82.5 million during the six months ended June 30, 2023. During the six months ended June 30, 2024, the Company paid $19.9 million in scheduled fixed interest debt payments, compared to $26.4 million of prepaid Title XI debt and $28.7 million in scheduled fixed interest debt payments during the six months ended June 30, 2023. During the six months ended June 30, 2024, the Company paid $17.0 million in withholding taxes related to vested restricted stock units, compared to $12.5 million during the six months ended June 30, 2023. The increase in withholding tax was primarily due to the increase of the Company’s stock price as of the vesting date of the restricted stock units. During the six months ended June 30, 2024, the Company paid $22.1 million in dividends, compared to $22.4 million during the six months ended June 30, 2023. The decrease in dividend payments was due to the reduction in common stock outstanding, offset by an increase in dividends declared per share of common stock by the Company.

Capital Construction Fund: The Company’s CCF is described in Note 7 of Part I, Item 1 above. CCF cash and cash equivalents, investments and assigned accounts receivables as of June 30, 2024 and December 31, 2023 is as follows:

	June 30,	December 31,
(In millions)	2024	2023
Capital Construction Fund:
Cash and cash equivalents, and investments account	$613.9	$599.4
Assigned accounts receivables	$185.9	$218.1

CCF cash and cash equivalents, and investments account are intended to fund milestone payments for the construction of three new Jones Act vessels.

Debt: The Company’s debt is described in Note 8 of Part I, Item 1 above. The Company utilizes a mix of fixed and variable debt for liquidity and to fund the Company’s operations. Total Debt as of June 30, 2024 and December 31, 2023 is as follows:

	June 30,	December 31,
(In millions)	2024	2023	Change
Fixed interest debt	$420.7	$440.6	$(19.9)
Total Debt	$420.7	$440.6	$(19.9)

Total Debt decreased by $19.9 million during the six months ended June 30, 2024, compared to December 31, 2023, primarily due to scheduled fixed interest debt repayments.

As of June 30, 2024, the Company had $644.2 million of remaining borrowing availability under the revolving credit facility, with a maturity date of March 31, 2026.

Working Capital: The Company had a working capital deficit of $38.3 million at June 30, 2024, compared to a working capital surplus of $40.0 million at December 31, 2023. Working capital is primarily impacted by the amount of net cash provided by operating activities, the amount of capital expenditures, the timing of collections associated with accounts receivable, prepaid expenses and other assets, and by the amount and timing of payments associated with accounts payable, accruals, income taxes and other liabilities. The decrease in the Company’s working capital at June 30, 2024, compared to December 31, 2023 is primarily due to higher capitalized vessel construction expenditures and capital expenditures during the six months ended June 30, 2024.

Capital Expenditures: Except as described below, during the quarter ended June 30, 2024, there were no material changes to the Company’s expected capital expenditures for the years ending December 31, 2024, 2025 and 2026 that are described in Part II, Item 7 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2023.

During the three and six months ended June 30, 2024, the Company paid $35.8 million in milestone payments under the vessel construction agreements. The following represents the estimated timing of future milestone payments under the vessel construction agreements as of June 30, 2024, as described in Part II, Item 7 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2023:

	Paid	Future Milestone Payments
Vessel Construction Obligations (in millions)	As of June 30, 2024	Remainder of 2024	2025	2026	2027	2028	Thereafter	Total
Three Aloha Class Containerships	$135.6	$35.6	$368.3	$322.8	$132.0	$5.8	$—	$1,000.1

The Company intends to use the CCF cash and cash equivalents, and investments account to fund future milestone progress payments.

For the year ending December 31, 2024, the Company expects to make other capital expenditure payments, including maintenance capital expenditures, of approximately $110 to $120 million, and expenditures for LNG installations and reengining on existing vessels of approximately $85 to $95 million, and dry-docking payments of approximately $35 million.

Repurchase of Shares: During the three and six months ended June 30, 2024, the Company repurchased approximately 0.6 million and 1.0 million shares for a total cost of $72.2 million and $121.1 million, respectively. The maximum number of remaining shares that may be purchased under the Company’s share repurchase program was approximately 1.4 million shares at June 30, 2024.

Other Material Cash Requirements: There were no other material changes during the quarter ended June 30, 2024 to the Company’s other cash requirements that are described in Part II, Item 7 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2023.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

There have been no changes during this quarter to the Company’s critical accounting policies and estimates as discussed in Part II, Item 7 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2023.

OTHER MATTERS

The Company’s second quarter 2024 cash dividend of $0.32 per share was paid on June 6, 2024. On June 27, 2024, the Company’s Board of Directors declared a cash dividend of $0.34 per share payable on September 5, 2024 to shareholders of record on August 1, 2024.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures.

The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this report. Based on such evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that, as of June 30, 2024, the Company’s disclosure controls and procedures are effective.

Changes in Internal Control Over Financial Reporting.

There were no changes in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the three months ended June 30, 2024, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(c) Purchases of Equity Securities by the Issuer and Affiliated Purchases.

The following is the summary of Matson shares that were repurchased under the Company’s share repurchase program during the three months ended June 30, 2024:

			Total Number of	Maximum Number
			Shares Purchased	of Shares that May
	Total Number of		as Part of Publicly	Yet Be Purchased
	Shares	Average Price	Announced Plans or	Under the Plans or
Period	Purchased	Paid Per Share	Programs (1)	Programs
April 1 – 30, 2024	164,500	$109.08	164,500	1,855,577
May 1 – 31, 2024	233,500	$116.58	233,500	1,622,077
June 1 – 30, 2024	212,000	$124.25	212,000	1,410,077
Total	610,000	$117.22	610,000
(1)	On June 24, 2021, Matson’s Board of Directors approved a share repurchase program of up to 3.0 million shares of common stock, with subsequent approvals for the addition of 3.0 million shares on each of January 27, 2022, August 23, 2022 and April 27, 2023, for an aggregate total of 12.0 million shares of common stock. The share repurchase program expires on December 31, 2025. Shares will be repurchased in the open market from time to time, and may be made pursuant to a trading plan in accordance with Rule 10b5-1 of the Security Exchange Act of 1934.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

None.

ITEM 5. OTHER INFORMATION

(c) Trading Plans

During the quarter ended June 30, 2024, no director or Section 16 officer adopted or terminated any Rule 10b5-1 trading arrangements or non-Rule 10b5-1 trading arrangements except as previously reported in Part II, Item 9B of the Company’s Annual Report on Form 10-K for the year ended December 31, 2023.

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

MATSON, INC.
(Registrant)

Date: August 2, 2024	/s/Joel M. Wine
Joel M. Wine
Executive Vice President and
Chief Financial Officer
(principal financial officer)

Date: August 2, 2024	/s/ Kevin L. Stuck
Kevin L. Stuck
Vice President and Controller
(principal accounting officer)