Form 10-K
period 2024-12-31
Matson, Inc.
filed 2025-02-28
CIK 3453

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2024

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

Aggregate market value of Common Stock held by non-affiliates at June 30, 2024: $4,307,855,048

Number of shares of Common Stock outstanding at February 14, 2025: 32,863,714

Documents Incorporated By Reference

The following document is incorporated by reference in Part III of the Annual Report on Form 10-K to the extent described therein: Proxy statement for the annual meeting of shareholders of Matson, Inc. to be held on April 24, 2025.

i

MATSON, INC.

FORM 10-K

Annual Report for the Fiscal Year

Ended December 31, 2024

PART I

ITEM 1. BUSINESS

A.	COMPANY OVERVIEW

Matson, Inc., a holding company incorporated in the State of Hawaii, and its subsidiaries (“Matson” or the “Company”), is a leading provider of ocean transportation and logistics services. The Company consists of two segments, Ocean Transportation and Logistics.

Ocean Transportation: Matson’s Ocean Transportation business is conducted through Matson Navigation Company, Inc. (“MatNav”), a wholly-owned subsidiary of Matson, Inc. Founded in 1882, MatNav provides a vital lifeline of ocean freight transportation services to the domestic non-contiguous economies of Hawaii, Alaska and Guam, and to other island economies in Micronesia. MatNav also operates premium, expedited services from China to Long Beach, California, provides services to Okinawa, Japan and various islands in the South Pacific, and operates an international export service from Alaska to Asia. In addition, subsidiaries of MatNav provide stevedoring, refrigerated cargo services, inland transportation and other terminal services for MatNav on the Hawaiian islands of Oahu, Hawaii, Maui and Kauai, and in Alaska.

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

China Service: Matson’s expedited China-Long Beach Express (“CLX”) service is part of an integrated service that carries cargo from Long Beach, California to Honolulu, Hawaii, Guam, and Okinawa, Japan. The vessels then continue on to Ningbo and Shanghai, China, where they are loaded with cargo to be discharged primarily in Long Beach, California at a Matson-exclusive terminal operated by SSAT. These vessels also carry cargo destined for Hawaii which originated in Guam, Micronesia, Okinawa, China and other Asian countries.

Matson operates a second expedited service to the U.S. West Coast with the Matson Asia Express (“MAX”) service. The MAX service primarily uses chartered vessels and operates weekly from Ningbo and Shanghai, China where they are loaded with cargo to be discharged primarily at Long Beach, California, calling at an SSAT-operated terminal.

Both services also carry transshipment cargo originating in many locations throughout Asia, including Vietnam and Southern China to the U.S. via Shanghai, China.

Eastbound cargo from China to Long Beach, California consists mainly of e-commerce related goods, garments, consumer electronics, footwear and other merchandise.

Guam Service: Matson’s Guam service provides weekly carriage between the U.S. West Coast and Guam, as part of its CLX service. Matson also provides weekly U.S. flag barge service connecting Guam to the Commonwealth of the Northern Mariana Islands. Cargo destined to Guam mainly includes dry containers of mixed commodities, refrigerated containers of food, beverages, retail merchandise, building materials and household goods.

Japan Service: Matson’s Japan service provides weekly carriage between the U.S. West Coast and the port of Naha in Okinawa, Japan, as part of its CLX service. This service mainly carries freight supporting the U.S. government including general sustenance cargo in both dry and refrigerated containers and household goods.

Micronesia Service: Matson’s Micronesia service provides carriage between the U.S. West Coast and the islands of Kwajalein, Ebeye and Majuro in the Republic of the Marshall Islands, the islands of Yap, Pohnpei, Chuuk and Kosrae in the Federated States of Micronesia, and the Republic of Palau. Cargo destined for these locations is transshipped through Guam and consists mainly of general sustenance cargo, building materials, hardware and retail merchandise. The service to Kwajalein is provided by a U.S. flag vessel or barge.

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

Matson’s Alaska-Asia Express (“AAX”) service provides carriage of seafood primarily from Kodiak and Dutch Harbor, Alaska to many locations in Asia via Matson’s transshipment ports of Shanghai and Ningbo, China. The AAX service utilizes MAX vessels on their westbound return voyages to China.

South Pacific Service: Matson’s New Zealand Express (“NZX”) service provides carriage of general sustenance cargo between Auckland, New Zealand and select islands in the South Pacific, including Fiji (Suva and Lautoka), Samoa (Apia), American Samoa (Pago Pago), the Cook Islands (Rarotonga and Aitutaki), Tonga (Nukualofa and Vava’u), and Niue. Additionally, Matson provides slot charter arrangements for the transportation of cargo from major ports on the east coast of Australia to ports in the South Pacific islands. The NZX service also delivers and sells domestic bulk fuel to a variety of these islands.

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

Matson utilizes the services of other third-party terminal operators at the other ports where its vessels are served.

Vessel Information:

Vessels:

Matson’s fleet includes both owned and chartered vessels and barges. Matson’s owned fleet represents an investment of approximately $2.5 billion. The majority of Matson’s owned fleet is made up of U.S. flagged and Jones Act qualified vessels that operate in Matson’s Hawaii, China, Guam, Japan, Micronesia and Alaska services. Details of Matson’s active and reserve fleet as of December 31, 2024 are as follows:

			Usable Cargo Capacity				Vessel
			Containers (1)		Vehicles		Design	Approximate	Charter
	Year	Official		Reefer			Speed	Deadweight	Expiration
Name of Vessel	Built	Number	TEUs	Slots	Autos	Length	(Knots) (2)	(Long Tons)	Date (3)
Vessels-Owned:
DANIEL K. INOUYE (4)(8)	2018	1274136	3,160	408	—	854’ 0”	23.5	51,000	—
KAIMANA HILA (4)(8)	2019	1274135	3,020	408	—	854’ 0”	23.5	52,000	—
MANOA (4)(7)	1982	651627	2,824	408	—	860’ 2”	23.0	35,000	—
MAHIMAHI (4)(7)	1982	653424	2,824	408	—	860’ 2”	23.0	35,000	—
LURLINE (4)	2019	1274143	2,750	432	500	869’ 5”	23.0	51,000	—
MATSONIA (4)	2020	1274123	2,750	432	500	869’ 5”	23.0	51,000	—
MANULANI (4)(7)	2005	1168529	2,378	284	—	712’ 0”	22.5	38,000	—
MAUNAWILI (4)(7)	2004	1153166	2,378	326	—	711’ 9”	22.5	37,000	—
MANUKAI (4)(7)(8)	2003	1141163	2,000	270	—	711’ 9”	22.5	36,000	—
R.J. PFEIFFER (4)(7)	1992	979814	2,245	300	—	713’ 6”	23.0	28,000	—
MOKIHANA (4)	1983	655397	1,994	354	1,323	860’ 2”	23.0	30,000	—
MAUNALEI (4)(7)	2006	1181627	1,992	328	—	681’ 1”	22.1	33,000	—
MATSON KODIAK (4)(7)	1987	910308	1,668	280	—	710’ 0”	20.0	20,000	—
MATSON ANCHORAGE (4)(7)	1987	910306	1,668	280	—	710’ 0”	20.0	20,000	—
MATSON TACOMA (4)(7)	1987	910307	1,668	280	—	710’ 0”	20.0	20,000	—
KAMOKUIKI (5)	2000	9232979	707	100	—	433’ 9”	17.5	8,000	—
OLOMANA (6)	2004	9184225	645	120	—	388’ 7”	14.0	8,000	—
IMUA (6)	2004	9184237	645	90	—	388’ 6”	15.0	8,000	—
LILOA II (6)	2006	9184249	630	90	—	388’ 6”	15.0	8,000	—
PAPA MAU (6)	1999	9141704	521	60	—	381’ 5”	14.0	6,000	—
Vessels-Chartered:
MATSON MAGNOLIA (6)	2006	9302578	5,060	454	—	964’ 9”	23.0	67,000	December 2027
MATSON WAIKIKI (6)	2008	9349801	4,946	400	—	902’ 0”	22.5	62,000	September 2028
MATSON LANAI (6)	2007	9334143	4,253	400	—	855’ 2”	24.3	53,000	August 2027
MATSON MAUI (6)	2007	9340764	4,253	400	—	854’ 8”	24.5	50,000	March 2026
MATSON OAHU (6)	2008	9352406	4,245	535	—	853’ 0”	24.3	53,000	November 2027
MATSON KAUAI (6)	2008	9353278	4,218	350	—	881’ 11”	24.8	52,000	August 2027

Barges-Owned:
MAUNA LOA (4)	2013	1247426	500	78	—	362’ 6”	—	13,000	—
HALEAKALA (4)	2022	1324310	620	72	—	362’ 6”	—	15,000	—
ISLANDER (5)	2024	1348946	100	—	—	180’ 0”	—	2,000	—
Barges-Chartered:
ILIULIUK BAY (4)	2013	1249384	178	—	—	250’ 0”	—	4,000	December 2025
(1)	Container numbers are based upon vessel construction specifications. Twenty-foot Equivalent Units (“TEU”) is a standard measure of cargo volume correlated to a standard 20-foot dry cargo container. Actual loadable containers may vary from these amounts.
(2)	Operating speed of the vessel may vary from the Vessel Design Speed.
(3)	Charter expiration dates represent the approximate month the vessel can be returned to its owner. Some vessel charter agreements include options for the Company to further extend the charter period.
(4)	U.S. flagged and Jones Act qualified vessel or barge.
(5)	U.S. flagged vessel or barge.
(6)	Foreign-flagged vessel.
(7)	Vessel installed with exhaust gas cleaning systems (commonly referred to as “scrubbers”).
(8)	Vessel can operate on liquified natural gas (“LNG”), conventional or alternative fuels.

Fleet Renewal Program:

Matson is constructing three new vessels with the following specifications and expected delivery dates:

			Usable Cargo Capacity
			Containers			Maximum	Maximum
	Type of	Expected		Reefer		Speed	Deadweight
Class of Vessel	Vessel	Delivery Date	TEUs	Slots	Length	(Knots)	(Long Tons)
Aloha Class	Containership	Q1 2027	3,620	400	853’ 2”	23.5	53,000
Aloha Class	Containership	Q3 2027	3,620	400	853’ 2”	23.5	53,000
Aloha Class	Containership	Q2 2028	3,620	400	853’ 2”	23.5	53,000

Matson expects to deploy the three new Aloha Class vessels in the CLX service and redeploy three existing vessels into the Alaska service. The new vessels will have dual-fuel engines and be equipped with tanks, piping and cryogenic equipment designed to operate on LNG, conventional and alternative fuels. The new vessels are also being designed with state-of-the-art green technology features and fuel-efficient hulls. Each new vessel is expected to provide approximately 500 containers of additional capacity per voyage in the CLX service.

The initial contract cost of the new vessel program is approximately $1.0 billion, with milestone payments expected to be financed with cash currently on deposit in the Company’s Capital Construction Fund, cash and cash equivalents on the Company’s Consolidated Balance Sheets and through cash flows generated from future operations, borrowings available under the Company’s unsecured revolving credit facility or additional debt financings. Actual and future vessel construction progress milestone payments based on signed agreements and change orders, excluding vessel steel price adjustments, owners’ items and capitalized interest, are expected to be as follows:

	Paid	Future Milestone Payments
Vessel Construction Obligations (in millions)	As of December 31, 2024	2025	2026	2027	2028	Thereafter	Total
Three Aloha Class Containerships	$189.5	$290.3	$313.6	$185.0	$22.2	$2.9	$1,003.5

The three new Aloha Class vessels represent an important step towards Matson’s medium-term greenhouse gas (“GHG”) emissions goal to reduce Scope 1 GHG emissions from its owned fleet by 40% by 2030, using 2016 as a baseline year. Matson has also set a long-term goal to achieve net zero Scope 1 GHG emissions from its owned fleet by 2050. For more information on Matson’s environmental stewardship initiatives, including GHG reduction goals, see Matson’s Sustainability Report and other information available at https://www.matson.com/sustainability.

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

The International Maritime Organization (“IMO”), of which the U.S. and over 150 other countries are members, is a specialized agency of the United Nations that sets international environmental standards applicable to vessels operating under the flag of any member state. Effective January 1, 2020, the IMO imposed regulations that generally require all vessels to burn fuel oil with a maximum sulfur content of ≤0.5 percent. With respect to North America, all waters, with certain limited exceptions, within 200 nautical miles of U.S. and Canadian coastlines have been designated emission control areas (“ECAs”). Since January 1, 2015, U.S. Environmental Protection Agency regulations have reduced the fuel oil maximum sulfur content in designated ECAs to ≤0.1 percent. In addition, since August 1, 2012, the California Air Resources Board has reduced the fuel oil maximum sulfur content to ≤0.1 percent within 24 miles of the California coastline.

Matson’s vessels are designed to operate in compliance with current IMO and ECA regulations as applicable.

Beginning in 2023, IMO regulations require containerships operating internationally with over 5,000 gross tonnage to comply with annual Carbon Intensity Indicator (“CII”) requirements that become increasingly stringent towards 2030. CII measures how efficiently a ship transports goods, and uses calculated carbon dioxide (“CO2”) emissions to determine an annual rating. For ships that are not in compliance, a corrective action plan needs to be developed as part of the vessels’ Ship Energy Efficiency Management Plan (“SEEMP”) and approved by port state authorities. The Company believes that its vessels are currently in compliance with these regulations. For more information on Matson’s environmental stewardship initiatives, including GHG emission reduction goals, see Matson’s Sustainability Report and other information available at https://www.matson.com/sustainability.

Hawaii Terminal Modernization and Expansion Program:

Matson completed the first phase of its program to modernize and renovate its terminal facility at Sand Island, Honolulu, and is progressing on the second phase. As part of this program, Matson completed the installation of three new 65 long-ton capacity gantry cranes, upgraded and renovated three existing cranes, demolished four outdated cranes, and installed upgrades to the electrical infrastructure at the terminal. In addition, Matson completed the installation, energization and transition to a new redundant main switchgear. Additional projects for the second phase relate to improvements to its existing backup power generators and other terminal upgrades, which are expected to be completed within the next two years.

The third phase represents a broader and long-term expansion program at the Sand Island terminal facility. Matson expects to expand into Pier 51A and portions of Pier 51B after Pasha Hawaii (“Pasha”) relocates to, and is operational at, the Kapalama Container Terminal (“KCT”) facility in late 2025 or early 2026. Matson is currently performing surveying, planning and design work in preparation for this expansion.

Ocean Transportation Equipment:

As a complement to its fleet of vessels and barges, Matson owns a variety of equipment including terminal cranes and equipment, containers, chassis and other property which represents an investment of approximately $0.9 billion as of December 31, 2024. Matson also leases containers, chassis and other equipment under various operating lease agreements.

Operating Costs:

Major components of Matson’s Ocean Transportation operating costs are as follows:

Direct Cargo Expense includes terminal handling costs including labor and wharfage, outside purchased transportation and other related costs.

Vessel Operating Expense includes crew wages and related costs; fuel; pilots, tugs, lines and related costs; vessel charter expenses; and other vessel operating related expenses.

Operating Overhead Expense includes vessel repair and maintenance costs, inactive vessel costs, dry-docking amortization, equipment lease costs, equipment repair costs, insurance, port engineers and other maintenance costs, and other vessel and shoreside related overhead and other indirect costs.

Competition:

The following is a summary of major competitors in Matson’s Ocean Transportation segment:

Hawaii Service: Matson’s Hawaii service has one major U.S. flagged Jones Act competitor, Pasha, which operates container and roll-on/roll-off services between the ports of Long Beach, Oakland and San Diego, California to Hawaii. A U.S. flagged Jones Act barge operator, Aloha Marine Lines, offers barge service between Seattle, Washington and Hawaii.

Foreign-flagged vessels carrying cargo to Hawaii from non-U.S. locations also provide alternatives for companies shipping to Hawaii. Other competitors in the Hawaii service include proprietary operators and contract carriers of bulk cargo, and air freight carriers.

Matson operates three strings of vessels to Hawaii. These strings provide customers an industry-leading five departures from ports on the U.S. West Coast – two each from Long Beach and Oakland, California and one from Tacoma, Washington, with three arrivals in Honolulu each week. Each of these strings operates on a fixed day-of-the-week schedule. One of the vessel strings continues from Honolulu to China before returning to Long Beach. Matson’s frequent sailings and punctuality permit customers to reduce inventory carrying costs. Matson also competes by offering a comprehensive service network to customers, including: the only container service to and from the three largest U.S. West Coast ports; the most efficient terminal network on the U.S. West Coast with three exclusive use terminals provided by SSAT that allow for quicker and more reliable port calls; a dedicated inter-island barge network which is integrated with Matson’s line haul schedule; roll-on/roll-off service from Long Beach and Oakland; a world-class customer service team; and efficiency and experience in handling cargo of many types.

Alaska Service: Matson’s Alaska service has one major U.S. flagged Jones Act competitor, Totem Ocean Trailer Express, Inc., which operates a roll-on/roll-off service between Tacoma, Washington and Anchorage, Alaska. There are also two primary U.S. flagged Jones Act barge operators, Alaska Marine Lines, which mainly provides services from Seattle, Washington to the ports of Anchorage, Dutch Harbor, and other locations in Alaska, and Samson Tug & Barge, which mainly serves Western Alaska and other locations. The barge operators have historically shipped lower value commodities that can accommodate a longer transit time, as well as construction materials and other cargo that are not conducive to movement in containers. Other competitors include air freight carriers and over-the-road trucking services. Foreign-flagged vessels provide alternatives for companies shipping cargo (mainly seafood) from the Alaska ports of Kodiak and Dutch Harbor to international destinations. The primary competitor of Matson’s AAX service is CMA CGM, which provides services between Dutch Harbor, Alaska and Asia.

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

China Service: Major competitors to Matson’s China service include international transpacific carriers such as CMA CGM, Zim, Hede and Cosco. Other competitors include air freight carriers.

Matson’s China service (CLX and MAX) competes by offering fast and reliable service from the ports of Ningbo and Shanghai in China, and feeder services from other Asian ports of origin connecting in Shanghai, China, to Long Beach, California. Matson provides fixed day-of-the-week arrivals and industry leading cargo availability. Matson’s service is further differentiated by best-in-class stevedoring services provided by SSAT, Matson dedicated terminal space, access to Shippers Transport Express off-dock container yards for faster truck turn times, Matson-dedicated equipment including chassis to speed cargo availability, one-stop intermodal connections, and world-class customer service. Matson also provides intermodal services in coordination with Matson Logistics. Matson has offices located in Shanghai, Ningbo, Shenzhen, Xiamen and Hong Kong, and has contracted with terminal operators in Ningbo and Shanghai.

Guam Service: Matson’s Guam service has one major competitor, APL, a subsidiary of CMA CGM, which operates a U.S. flagged container service connecting the U.S. West Coast to Guam and Saipan, via transshipments to U.S. flagged feeder vessels in Yokohama, Japan and Busan, South Korea via a two-ship feeder service, and a third-party U.S. flagged service with transshipments from Guam to Saipan. There are also multiple foreign carriers that call at Guam from foreign origin ports, and air freight carriers.

Matson offers customers a weekly sailing to Guam as part of the CLX service from three ports on the U.S. West Coast. Matson’s ocean transit times, best-in-class services from all three U.S. West Coast terminals and reliable on-time performance provides an industry-leading service to its customers.

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

Customer Concentration:

Matson serves customers in numerous industries and carries a wide variety of cargo, mitigating its dependence upon any single customer or single type of cargo. The Company’s 10 largest Ocean Transportation customers account for approximately 18 percent of the Company’s Ocean Transportation revenue. For additional information on Ocean Transportation revenues for the years ended December 31, 2024, 2023 and 2022, see Note 2 to the Consolidated Financial Statements in Item 8 of Part II below.

Seasonality:

Historically, Matson’s Ocean Transportation services have typically experienced seasonality in volume, generally following a pattern of increasing volume starting in the second quarter of each year culminating in the early part of the fourth quarter. This seasonality is amplified in the Alaska service primarily due to winter weather and the timing of southbound seafood trade. As a result, earnings have tended to follow a similar pattern, offset by periodic vessel dry-docking and other episodic cost factors, which can lead to earnings variability. In addition, in the China trade, volume demand is generally stronger in the second and third quarters primarily driven by U.S. consumer demand for goods ahead of key retail selling seasons. Freight rates can be impacted by these seasonality trends as well as macro supply and demand variables.

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

During the years ended December 31, 2024, 2023 and 2022, approximately 50 percent, 55 percent and 39 percent, respectively, of Matson’s Ocean Transportation revenues came from the Hawaii and Alaska trades that were subject to the Jones Act. Matson’s Hawaii and Alaska trade routes are included within the non-contiguous Jones Act market. The commerce of both Hawaii, as an island economy, and Alaska, due to its geographical location, are dependent on ocean transportation. The Jones Act ensures frequent, reliable, roundtrip service to these locations. Matson’s vessels operating in these trade routes are Jones Act qualified and maintained in compliance with such requirements.

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

Logistics Services:

Matson Logistics provides the following services:

Transportation Brokerage Services:  Matson Logistics provides intermodal rail, highway, and other third-party logistics services for North American customers and international ocean carrier customers, including MatNav.  Matson Logistics creates significant benefits and value for its customers through volume purchases of rail, motor carrier and ocean transportation services, augmented by services such as shipment tracking and tracing, accessibility to its owned fleet of 53-foot intermodal containers and single-vendor invoicing. Matson Logistics operates customer service centers and has sales offices throughout North America.

Freight Forwarding Services: Matson Logistics provides Freight Forwarding services primarily to the Alaska market through its wholly-owned subsidiary, Span Intermediate, LLC (“Span Alaska”). Span Alaska’s business aggregates LCL freight at its cross-dock facility in Auburn, Washington for consolidation and shipment to its service center in Anchorage and a network of other facilities in Alaska. Span Alaska also provides trucking services to its Auburn cross-dock facility and from its Alaska based cross-dock facilities to final customer destinations in Alaska.

Warehousing Services:  Matson Logistics operates two warehouses in Georgia and two warehouses in Northern California providing warehousing, trans-loading, value-added packaging and distribution services.

Supply Chain Management and Other Services:  Matson Logistics provides customers with a variety of logistics services including purchase order management, booking services, customs brokerage, LCL and full container load NVOCC freight forwarding services. Matson Logistics has supply chain operations in North America, China, Southeast Asia and other locations.

Operating Costs:

Matson Logistics’ operating costs include transportation costs, transportation brokerage expenses, agency commissions, leases of warehouses, cross-dock and other facility operating costs, wages and other related costs, and other operating overhead.

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

Matson Logistics’ Freight Forwarding services compete most directly with a variety of freight forwarding companies that operate within Alaska including Carlile, Lynden and Odyssey.

Customer Concentration:

Matson Logistics serves customers in numerous industries. The Company’s 10 largest logistics customers account for approximately 17 percent of the Company’s Logistics revenue. For additional information on Logistics revenues for the years ended December 31, 2024, 2023 and 2022, see Note 2 to the Consolidated Financial Statements in Item 8 of Part II below.

Seasonality:

Matson Logistics’ businesses experience seasonality in demand for their services as follows: (i) Transportation Brokerage Services generally sees elevated truckload and intermodal shipment activity starting in the second quarter of each year, culminating in a peak season throughout the third quarter; (ii) Freight Forwarding Services experiences seasonal trends similar to Matson’s Ocean Transportation Alaska service; and (iii) Supply Chain Management and Other Services demand is generally stronger in the second and third quarters similar to Matson’s Ocean Transportation China service.

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

As of December 31, 2024, Matson had 4,356 employees worldwide, of which 161 employees were based in international locations and 3,017 employees were covered by collective bargaining agreements with unions. These numbers include seagoing personnel who rotate through billets (as described below) and temporary employees, but do not include employees of SSAT or other non-employee affiliates such as agents and contractors. The composition of Matson’s workforce by geography is as follows:

As of December 31, 2024, Matson’s fleet of active vessels requires 370 billets to operate. Each billet corresponds to a position on a vessel that typically is filled by two or more employees because seagoing personnel rotate between active sea-duty and time ashore. These amounts exclude billets related to Matson’s foreign-flagged chartered vessels where the vessel owner is responsible for its seagoing personnel.

As part of its overall human capital strategy, Matson continues to focus on developing and promoting equal employment opportunities, particularly for leadership positions. The Company utilizes both internal and external learning and development programs to encourage and promote career opportunities for all employees. Matson is also focused on supporting a more diverse talent pool over the long-term by encouraging historically underrepresented groups to pursue careers in the maritime and logistics sectors. Matson makes all employment decisions based on merit without regard to an individual’s race, gender, or other protected characteristics.

Total Rewards Programs:

Matson provides a highly competitive and balanced total rewards program designed to attract, retain and motivate its employees. While factors such as job, location and business unit ultimately determine plans for which an employee may be eligible, the Company’s total rewards offering includes market competitive base salaries, cash and equity incentives, recognition awards, health and welfare benefits, and employee and employer funded retirement plans. The Company believes that management level positions should have a portion of pay aligned with its short- and long-term business objectives. Accordingly, the Company’s total rewards program contains several pay-for-performance components tied to individual, business unit and Company performance, as well as Matson’s stock price performance.

Succession and Career Planning:

Matson’s workforce is characterized by uniquely skilled, long-tenured employees. To create career pathways for future leaders while planning for the loss of retiring employees, the Company takes a proactive approach to succession and career planning. The Company focuses on providing the next generation of promising talent with the tools they need to build their own careers at Matson. In 2024, 49 percent of open positions were filled with internal candidates. The Company also provided nearly 3,000 hours of employee training and professional development training, and tuition reimbursement programs, while giving annual performance reviews to its non-union workforce.

For more information on Matson’s human capital programs, see Matson’s Sustainability Report which is available at https://www.matson.com/sustainability.

Bargaining Agreements:

Matson’s shoreside and seagoing employees are represented by a variety of unions. Matson has collective bargaining agreements with these unions that expire at various dates in the future. As shown in the chart below, Matson’s shoreside and seagoing union employees comprise 69 percent of Matson’s global workforce.

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

ITEM 1A. RISK FACTORS

The following material risks, events and uncertainties may make an investment in the Company speculative or risky and should be reviewed carefully. The Company faces the material risks set forth below; however, the description below does not purport to include all risks the Company faces, and additional risks or uncertainties that are currently unknown or are not currently believed to be material may occur or become material. Moreover, some of the factors, events and contingencies discussed below may have occurred in the past, but the disclosures below are not representations as to whether or not the factors, events or contingencies have occurred in the past, and instead reflect our beliefs and opinions as to the factors, events, or contingencies that could materially and adversely affect us in the future. The occurrence of these or the risks and uncertainties described below may, in ways the Company may not be able to accurately predict, recognize or mitigate, adversely affect the Company’s business, competitive environment, strategy, financial condition, operating results, cash flows, liquidity, demand, revenue, growth, prospects, reputation or stock price. All forward-looking statements made in this Form 10-K are qualified by the risks and uncertainties described below.

Risks Related to the Jones Act

Repeal, substantial amendment, or waiver of the Jones Act or changes in its application would have an adverse effect on the Company’s business.

The Merchant Marine Act of 1920 (commonly referred to as the Jones Act) regulates all interstate and intrastate marine commerce within the U.S. If the Jones Act were to be repealed, substantially amended or waived and, as a consequence, competitors were to enter the Hawaii or Alaska markets with lower operating costs by utilizing their ability to acquire and operate foreign-flagged and foreign-built vessels and/or being exempt from other U.S. regulations, the Company’s business would be adversely affected. In addition, the Company’s position as a U.S. citizen operator of Jones Act vessels would be negatively impacted if periodic efforts and attempts by foreign interests, including recent campaigns by foreign governments, to circumvent or repeal certain aspects of the Jones Act were successful. If maritime cabotage services were included in the General Agreement on Trade in Services, the United States-Mexico-Canada Agreement, or other international trade agreements, or if the restrictions contained in the Jones Act were otherwise altered, the shipping of cargo between covered U.S. ports could be opened to foreign-flagged or foreign-built vessels, which could have other adverse impacts to our business.

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

The transportation industry in which the Company operates has been and could in the future be impacted by macroeconomic fluctuations, volatility, downturns, inflation, recessions, interest rates and other economic shifts or market instabilities, including due to outbreaks of disease and instability in financial institutions, as well as the development of and changes in governmental policies, relations, priorities and budgeting constraints, and uncertainties resulting from the U.S. political environment, including increased political polarization and the potential for political gridlock (such as the prospect of a shutdown of the U.S. federal government), and geopolitical developments across the jurisdictions in which it operates. For example, there have been increases in geopolitical and trade tensions among a number of the world’s major economies. These tensions have resulted in the rising threat, implementation or increase of tariffs, non-tariff trade barriers and sanctions, including the use of export control restrictions and sanctions against certain countries and individual companies, which have, and may continue to have, an adverse economic impact in the markets in which the Company operates and could result in a reduced demand for the Company’s services.

These adverse economic conditions may also impact the Company’s customers’ business levels and needs. Within the U.S., a weakening of economic drivers in Hawaii, Alaska or Guam, which include tourism, military spending, construction, personal income growth and employment, the weakening of consumer confidence, market demand, the economy in the U.S. Mainland, inflation, interest rates, recession, increased political polarization and the potential for political gridlock (such as the prospect of a shutdown of the U.S. federal government), and the effect of a change in the strength of the U.S. dollar against other foreign currencies has reduced and could in the future reduce the demand for goods, adversely affecting inland and ocean transportation volumes or rates. In addition, overcapacity in the global or transpacific ocean transportation markets, a change in the cost of goods or currency exchange rates, pressure from U.S. or foreign governments, imposition of or increases in tariffs and uncertainties regarding tariff policies or other changes in international trade policies could adversely affect freight volumes and rates in the Company’s China services. Additionally, fluctuations in the price of oil could further impact the Alaskan economy, which in turn could impact the Company’s business.

The shipping industry is competitive, and the Company has been and may continue to be impacted by new or increased competition.

The Company has faced and may continue to face new competition by established or start-up shipping operators that enter into the Company’s markets. The shipping industry is competitive with limited barriers to entry. Ocean carriers can shift vessels in and out of tradelanes or charter vessels to manage capacity and meet customer demands. The Company also competes with air freight carriers some of which are able to offer more attractive schedules and services, or to increase capacity. The entry of a new competitor or the addition of new vessels or capacity by existing competitors on any of the Company’s existing routes could result in a significant increase in available shipping capacity that could have an adverse effect on the Company’s volumes and rates.

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

The Company’s businesses are dependent upon key vendors who provide terminal, rail, truck, agent and ocean transportation services. Service structures and relationships with these parties are important in the Company’s intermodal business, as well as in the China, Guam, Micronesia, Japan, Alaska export and South Pacific services. If the Company cannot reliably secure sufficient transportation equipment, capacity or services from these third parties at reasonable prices or rates to meet its or its customers’ needs and schedules, or if there are changes to the costs of such services, customers may seek to have their transportation and logistics needs met by others on a temporary or permanent basis. If this were to occur, the Company’s business, results of operations and financial condition could be adversely affected. The loss of or damage to any of these key relationships may also adversely affect the Company’s business and revenue.

An increase in fuel prices, changes in the Company’s ability to collect fuel-related surcharges, and/or the cost or limited availability of required fuels may adversely affect the Company’s profits.

Fuel, including LNG fuels and biofuels, is a significant operating expense for the Company’s Ocean Transportation business. The price and supply of fuel are difficult to predict and fluctuate based on events beyond the Company’s control, including impacts from global macroeconomic conditions and geopolitical events. Increases in the price of fuel may adversely affect the Company’s results of operations. Any such increases also can lead to increases in other expenses, such as energy costs and costs to purchase outside transportation services. In the Company’s Ocean Transportation and Logistics services segments, the Company utilizes fuel-related surcharges, although increases in the fuel-related surcharges may adversely affect the Company’s competitive position and may not correspond exactly with the timing of increases in fuel expense. Changes in the Company’s ability to collect fuel-related surcharges, including recovery of all or most fuel-related expenses, also may adversely affect its results of operations.

The development of alternative fuels (such as low- or carbon-neutral fuels), including the necessary infrastructure and technology to utilize such fuels, is still in early experimental stages. There is significant uncertainty as to when, if at all, these alternative fuels will become commercially available or viable at a reasonable cost and in sufficient quantities, and whether Matson will be able to utilize or have access to these alternative fuels (or any such alternative fuels developed in the future) in a timely and cost-effective manner. In addition, advances in fuel technology could require Matson to incur significant capital costs to utilize any such technologies (including, for example, efforts to accelerate building of new vessels, retrofit existing vessels, retire vessels early or make reserve vessels unusable) and Matson may be unable to equip its vessels with these technologies on a timely basis, if at all. It is also uncertain to what extent charter vessel owners may be willing to experiment with, or make the necessary investments to utilize, alternative fuels.

Evolving regulations and stakeholder expectations related to sustainability matters exposes the Company to heightened scrutiny, additional costs, operational challenges and a number of risks.

The SEC, the state of California, and other regulators, investors, advisory firms, employees, customers, suppliers, governments and other stakeholders are increasingly focused on and have established regulations and expectations related to sustainability matters and related corporate practices, disclosures and initiatives. These evolving regulations and expectations may impact the Company’s reputation, business and attractiveness as an investment, employer or business partner to the extent the Company – including its initiatives, goals and reporting – fails to satisfy or is perceived to fail to satisfy those regulations and expectations, including as a result of any third-party rating or assessment. The adoption and expansion of related legislation and regulations have also resulted and may again result in increased capital expenditures and compliance, operational and other costs to the Company. For example, the state of California has adopted climate change disclosure requirements. Compliance with such rules could require significant effort and resources and result in changes to the Company’s current GHG emission reduction goals.

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

The Company’s four commissioned Aloha and Kanaloa class vessels include dual fuel capable engines that can run on low sulfur fuel oil or LNG. The Company has completed the installation of tanks, piping and cryogenic equipment on Daniel K. Inouye and Kaimana Hila and re-engined Manukai to operate on LNG. In addition, construction has begun on three new LNG-ready Aloha Class vessels. The Company has made and anticipates making significant capital expenditures in connection with these fleet initiatives. Additional operating costs may be incurred to the extent use of LNG presents new maintenance requirements or unforeseen complications.

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

On November 1, 2022, MatNav and Philly Shipyard entered into vessel construction agreements pursuant to which Philly Shipyard will construct three new 3,600-TEU Aloha Class dual-fuel capable containerships, with expected delivery dates during the first quarter 2027, the third quarter 2027 and the second quarter 2028. Failure of any party to the vessel construction agreements to fulfill its obligations under the agreements could have an adverse effect on the Company’s financial position and results of operations. Such a failure could happen for a variety of reasons, including but not limited to (i) delivery delays, (ii) delivery of vessels that fail to meet any of the required operating specifications (for example, capacity, fuel efficiency or speed), (iii) events in South Korea that prevent one or more significant subcontractors to Philly Shipyard from performing, (iv) loss of key personnel at either Philly Shipyard or any of its subcontractors, (v) work stoppages or other labor disruptions that may occur as a result of the failure of Philly Shipyard to negotiate collective bargaining agreements with its unions, (vi) the insolvency of, or the refusal or inability to perform for any reason, by Philly Shipyard or any of its subcontractors, (vii) the ability of Hanwha Ocean and Hanwha Systems (collectively, “Hanwha”) to integrate Philly Shipyard successfully into their global operations following Hanwha’s acquisition of Philly Shipyard, or (viii) delays in the construction of vessels scheduled to be completed before the Company’s vessels. Significant delays in the delivery of the new vessels could limit our ability to replace aging vessels in the Alaska service without substantial modifications and delay the Company’s ability to upsize the CLX service, which could also have an adverse impact on our business plans, financial condition and results of operations.

The Company’s operations are susceptible to weather, natural disasters, risks arising from climate change, maritime accidents, spill events and other physical and operating risks.

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

These events can also expose the Company to reputational harm and liability for resulting damages, including for loss of life and property, and possible penalties that, pursuant to typical maritime industry policies, it must pay and then seek reimbursement from its insurer. Affected vessels may also be removed from service and thus would be unavailable for income-generating activity. Furthermore, the Port of Alaska requires upgrades to its port facilities and infrastructure to improve operational safety and efficiency, accommodate modern shipping operations and improve resiliency, as well as to mitigate the risk of failure due to corrosion, deterioration or loss of load bearing capacity. As a result, there is an increased risk that an earthquake or other natural disaster could damage or render inoperable, in whole or in part, port facilities and infrastructure at the Port of Alaska. This, in turn, could adversely affect transportation volumes or rates in Alaska and adversely impact the Company’s Ocean Transportation business and Span Alaska’s freight forwarding business, particularly given the Alaskan economy’s dependence on this port for ocean cargo.

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

The Company may be impacted by transitional and other risks arising from climate change and the global shift toward a low carbon future. Organizational, industrial and governmental shifts in operations as well as legal and regulatory requirements to reduce or eliminate emissions and/or increase efficiency, or any amendments, modifications or changes in the interpretation, application or enforcement of any such operations or requirements, may require the Company to increase expenditures, make changes to existing infrastructure, vessels and equipment, limit the speed at which the Company’s vessels are permitted to travel, and make other changes to its business model. For example, the maritime industry is moving toward deployment of clean energy technologies and use of electricity powered by renewable energy sources to power terminal operations as a way to reduce shoreside GHG emissions. As the Company and SSAT increase their reliance on the power grid at terminals, including for cold-ironing and ground service fleets, the Company may experience increased risks related to power outages, brown outs or black outs. The likelihood of these risks is compounded by uncertainties regarding the reliability of renewable energy sources as well as any increased frequency of extreme weather events that may disrupt the generation or transmission of electricity.

In addition, compliance with climate change requirements or regulations such as the IMO’s CII requirements, or any amendments, modifications or changes in the interpretation, application or enforcement of any such requirements or regulations, may create schedule disruptions and could require Matson’s fleet to slow down if efficiency improvements or transitions to alternative fuels together are not enough to reduce GHG emissions sufficiently, thus impacting Matson’s expedited business model and competitive advantage.

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

The Company’s business has in the past, and could in the future, be impacted adversely by outbreaks of disease, the effects of public health epidemics, pandemics or other major heath crises (which the Company refers to collectively as public health crises), such as the COVID-19 pandemic. Actual or threatened public health crises can have a number of adverse impacts, including volatility in the global economy, impacts to the Company’s customers’ business operations, reduced tourism in the markets the Company serves, potential restrictions on employee travel, or significant disruptions in ocean-borne transportation of goods, logistics demand and supply chain activity, caused by a variety of factors such as quarantines, factory and office closures, port closures, or other government-imposed restrictions, any of which can adversely impact the Company’s business, financial condition, operating results and cash flows.

The Company’s significant operating agreements and leases could be renewed/replaced on less favorable terms or may not be renewed/replaced on acceptable terms, if at all.

The significant operating agreements and leases entered into by the Company in the course of its operations, including those related to terminals, chartered vessels, bonded and unbonded container yards, cross-dock facilities, warehouses and offices as well as those entered into with SSAT, expire at various points in time and may not be renewed/replaced with comparable assets with the specifications necessary for the Company’s or SSAT’s businesses or could be renewed/replaced on less favorable terms, if at all, thereby adversely affecting the Company’s future financial position, results of operations and cash flows.

The Company may face unexpected dry-docking or repair costs for its vessels.

The Company routinely engages shipyards to dry-dock its vessels for regulatory compliance and to provide repair and maintenance, and capital enhancements. Vessels may also have to be dry-docked or repaired at sea in the event of accidents or other unforeseen damage. Unexpected dry-dockings or repairs could require the Company to activate a reserve vessel, purchase additional fuel and operate a less-efficient, smaller vessel for a period of time. The Company also operates a number of older active and reserve vessels that may require more frequent and extensive maintenance. The cost of repairs is difficult to predict and can be substantial. In addition, the time when a vessel is out of service for maintenance is determined by a number of factors, including regulatory deadlines, market conditions, shipyard availability, shipyard location, availability of employees and repairmen, and customer requirements, and accordingly, the length of time that a vessel may be out of service may be longer than anticipated, which could adversely affect the Company’s business, financial condition, results of operations and cash flows. The timing and expense required for repairs could be exacerbated by compliance with MARAD and Jones Act requirements.

The Company is involved in a joint venture and is subject to risks associated with joint venture relationships.

The Company is involved in a terminal joint venture with SSAT (and through SSAT, other joint ventures at various U.S. West Coast terminals), and may initiate future joint venture projects. A joint venture involves certain risks for the Company such as:

●	The Company’s lack of voting control over the joint venture, including the risk that the joint venture takes actions resulting in reputational harm to the Company;
●	Misalignment or inconsistency of interests between the Company and the joint venture partner;
●	Reliance on the joint venture partner to fund its share of capital or fulfill its other commitments, including the risk that the joint venture partner could become bankrupt; and
●	Operating difficulties and financial losses, including from abandonment or termination of terminal lease agreements, at the joint venture, which may lead to SSAT writing down assets or incurring impairment charges.

In addition, the Company relies on SSAT for its stevedoring services at the ports of Long Beach and Oakland, California and Tacoma, Washington on the U.S. West Coast. The Company could be adversely affected by any changes in the services provided or to the costs of such services provided by SSAT. Furthermore, the Company’s results of operations have been and may continue to be impacted by lower share of income from SSAT, including as a result of declines in lift volumes due to reduced carrier volumes into U.S. West Coast ports.

The Company is subject to risks associated with conducting business in foreign markets.

Matson’s China service and other international services are subject to risks associated with conducting business in foreign markets, which include:

●	Challenges associated with operating in foreign countries and developing relationships with foreign companies, business associates and governments, including as a result of cultural differences;
●	Difficulties in staffing and managing foreign operations, including dynamic employment and immigration laws;
●	The Company’s ability to comply with U.S. and foreign legal and regulatory restrictions, including anti-corruption laws such as the Foreign Corrupt Practices Act;
●	Not having continued access to existing port facilities or feeder vessels;
●	The Company’s ability to manage changes in the cost of goods or currency exchange rate fluctuations;
●	Geopolitical and economic instability;
●	Economic downturns or slower growth in the local markets or geographic areas in which we conduct business;
●	Dynamics involving U.S. trade relations with other countries, including the imposition or threatening of or uncertainty associated with the level, magnitude and product range of tariffs, non-tariff trade barriers or sanctions, including the use of export control restrictions and sanctions against certain countries and individual companies, or other governmental actions, and responsive actions taken by the Company’s customers, including with respect to their supply chains;

●	The Company’s ability to offer a differentiated service for which customers are willing to pay a significant premium; and
●	Customer preferences to diversify supply chains away from, or otherwise limit sourcing from, certain countries.

The Company’s terminals in Hawaii and Alaska require modernization.

The Company has completed the first phase of renovating and modernizing its Sand Island terminal in Honolulu Harbor. However, significant upgrades remain, including the long-term expansion program at the Sand Island terminal and projects to improve resiliency to risks from events such as severe weather, natural disasters, sea level rise and other climate-change related risks. The Company is continuing discussions with state and local authorities regarding a port modernization program for the Port of Alaska. Significant upgrades to the terminal and port facilities at the Port of Alaska are needed to improve operational safety and efficiency, accommodate modern shipping operations, and improve resiliency, including to risks due to severe weather events, natural disasters and climate-change related risks. For example, the aging cranes and dock facilities of the port are increasingly exposed to the risk of failure due to corrosion, deterioration, and the loss of load-bearing capacity particularly in the event of extreme seismic events or other natural disasters. Regulatory, construction or other delays or cost overruns related to the expansion and modernization of the terminals could have an adverse impact on the Company’s business plans, financial condition and results of operations. In addition, the terminal modernization programs may not result in improved operational productivity or improved resiliency to severe weather events, extreme seismic events or other natural disasters or generate expected returns.

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

The Company’s growth strategy includes expansion through acquisitions, including, for example, the Company’s acquisitions of Horizon Lines, Inc. (“Horizon”) in 2015 and Span Alaska in 2016. There is no assurance that the Company will be successful in identifying, negotiating or consummating any future acquisitions. Even if suitable candidates are identified, such transactions may result in regulatory scrutiny, litigation or difficulties assimilating acquired assets or companies, and may result in the diversion of the Company’s capital and its management attention from other business issues and opportunities. The Company may not be able to integrate companies that it acquires successfully, including their personnel, financial systems, distribution, operations and general operating procedures. The Company may also encounter challenges in achieving appropriate internal control over financial reporting in connection with the integration of an acquired company. The Company may pay a premium for an acquisition, resulting in goodwill that may later be determined to be impaired.

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

The Company’s investments in and efforts to manage its human capital and maintain a desirable workplace culture, including to create a safe and healthy work environment, and foster a rewarding workplace for employee development and advancement, may not be successful in identifying, attracting, developing, motivating, retaining, competing for or replacing qualified personnel. These efforts and the Company’s reputation may also be impacted by any failure or perceived failure to meet or timely progress on publicly disclosed human capital-related goals and initiatives, or to compare favorably with the progress or goals of its industry or peers.

Risks Related to Information Technology

If the Company is not able to use its information technology and communications systems effectively, the Company’s ability to conduct business might be negatively impacted.

The Company is highly dependent on the proper functioning of its information technology systems to enable operations and compete effectively. The Company regularly updates its information technology systems or implements new systems, which could cause substantial business interruption. There is no assurance that the systems upgrades or new systems will meet the Company’s current or future business needs, or that they will operate as designed. In addition, adoption of new and rapid changes in technology, such as the rise in artificial intelligence applications, may impact the transportation and logistics industry. If Matson does not appropriately adapt its operations to these new technologies as quickly or effectively as its competitors, the Company’s business could be adversely affected.

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

Any failure, breach or unauthorized access to the Company’s systems or those of third parties on which the Company relies could result in the loss of confidential, sensitive or proprietary information, interruptions in its service or production or otherwise impact the Company’s ability to conduct business operations, and potentially could result in reductions in revenue and profits, damage to its reputation or liability.

Risks Related to Financial Matters

A deterioration of the Company’s credit profile, disruptions of the credit markets or higher interest rates could restrict its ability to access the debt capital markets or increase the cost of debt.

Deterioration in the Company’s credit profile may have an adverse effect on the Company’s ability to access the private or public debt markets and also may increase its borrowing costs. If the Company’s credit profile deteriorates significantly, its access to the debt capital markets or its ability to renew its revolving credit facility and other committed lines of credit may become restricted, or the Company may not be able to refinance debt at the same levels or on the same terms. Because the Company relies on its ability to draw on its revolving credit facility to support its operations when required, any volatility or disruption in the credit and financial markets or other development that prevents the Company from accessing funds (for example, a lender that does not fulfill its lending obligation) or renewing its revolving credit facility could have an adverse effect on the Company’s financial condition and cash flows. Additionally, the Company’s credit agreements generally include an increase in borrowing rates if the Company’s credit profile deteriorates. Furthermore, the Company incurs interest under its revolving credit facility based on floating rates. Floating rate debt creates higher debt service requirements as market interest rates increase, as was the case in connection with the U.S. Federal Reserve’s interest rate increases in 2022 and 2023, and high interest rates can adversely affect the Company’s cash flow and results of operations. Disruptions to the credit markets as a result of macroeconomic, geopolitical, or financial market developments could increase the Company’s cost of capital and limit the Company’s access to capital.

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

Risks Related to Legal, Regulatory and Compliance Matters

As an ocean transportation and logistics services company, the Company is subject to numerous safety, environmental, and other laws and regulations that impact the Company’s operations, are costly to comply with and expose the Company to liability.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 1C. CYBERSECURITY

Risk management and strategy: Matson’s information security, internal audit, business continuity and risk management teams help to identify and assess cyber and information security threats and vulnerabilities, and establish the appropriate business systems, preventive controls and risk mitigation strategies. The main objectives of Matson’s approach to cyber and information security are to protect confidential information while maintaining data integrity and availability; support legal and regulatory compliance; and prevent disruptions to business operations. The Company regularly enhances its systems, controls and strategies in an effort to guard against security breaches and unauthorized access to Matson systems or data and develops policies to guide the appropriate handling and protection of sensitive information by Matson. This includes managing third-party supply chain risks with its key vendors and business partners. It also maintains incident response and remediation plans which provide that cybersecurity incidents be communicated to the Company’s senior leaders who are responsible for assessing the risks associated with a cybersecurity incident and initiating the Company’s incident response plan. The Company’s incident response and remediation plans are further supported by ongoing security monitoring services as well as a dedicated management team focused on business continuity to help support operations and mitigate disruptions should a breach, unauthorized access or other disruption event occur. In addition, the Company has established a zero trust network access roadmap that includes key security controls designed to help protect Matson employees and contractors with access to Matson systems against phishing and brute force password attacks.

The risk management process occurs throughout the organization, but is facilitated through a risk management steering committee comprised of senior management whose members meet regularly to identify and address specific significant risks. At least twice a year, management assesses and categorizes key risks based on their potential impact to the Company and the likelihood of the risk occurring as part of Matson’s enterprise risk management (“ERM”) program. The ERM program includes regular cyber and information security risk assessments conducted by independent, third-party cybersecurity professionals, including assessors, consultants, auditors and penetration testers. Results from these risk assessments, along with remediation recommendations, are provided to executive leadership and the Company’s Board of Directors (the “Board”). The Board also consults with outside advisors and experts, when appropriate, to anticipate future threats and trends, and their impact on the Company’s risk environment. In addition, the Company utilizes third-party audits to test its cybersecurity systems, incident response and remediation plans to help spot vulnerabilities and improve its ability to respond to unexpected events. For more information on Matson’s ERM program, see “—Governance” below.

As part of its approach, the Company conducts varied due diligence on its key technology vendors to review their cybersecurity risk profiles and scores. This includes pre-contract award due diligence reviews of such vendors and cyber and information security requirements within its vendor contracts. Additionally, the Company leverages independent, third-party services to monitor the cyber and information security posture of key suppliers and vendors. The Company’s quarterly information security update to the Chief Executive Officer and Chief Financial Officer includes an update on the results of these reviews.

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

The design of Matson’s information technology systems is informed in part by the following third-party frameworks or standards:

●ISO 27001
●NIST Cybersecurity Framework
●NIST 800-171
●NIST 800-82
●DFARS 252.204-7012
●IMO MSC-FAL.1/Circ.3/Rev.2
●BIMCO’s Guidelines for Cyber Security Onboard Ships
●IAPH’s Cybersecurity Guidelines for Ports and Port Facilities

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
●Federal Bureau of Investigation (“FBI”) InfraGard
●U.S. Coast Guard Area Maritime Security Committees and Cybersecurity Subcommittees
●Cyber-Hawaii
●Maritime Transportation System Information Sharing and Analysis Center (“MTS-ISAC”)

Since the beginning of the last fiscal year, Matson has not identified risks from known cybersecurity threats, including as a result of any prior cybersecurity incidents, that have materially affected the Company, but the Company faces certain ongoing cybersecurity risks threats that, if realized, are reasonably likely to materially affect the Company. For more information on the risks and impacts of these matters to Matson, see Part I, Item 1A. Risk Factors – “The Company’s information technology systems have in the past and may in the future be exposed to cybersecurity risks and other disruptions that could impair the Company’s ability to operate and adversely affect its business.”

Governance: The Board has oversight of the Company’s risk management process, which includes overseeing our process for identifying, assessing and mitigating significant financial, operational, legal, strategic, and other risks that may affect the Company. These risks include, among other things, risks related to cybersecurity and information security. Risk oversight plays a role in major Board decisions, and the evaluation of key risks is a core part of the decision-making process – from guidance on strategy to review of major capital expenditures.

The Board administers its oversight role in part through its committees. The Audit Committee is responsible for overseeing and reviewing cyber and information security risks, policies and programs and reviews the Company’s risk assessment, risk management and compliance policies twice a year. Senior leaders, including Matson’s Chief Information Officer, review the Company’s cybersecurity program with the Board at least annually, and the Chief Information Officer meets with the Audit Committee at least twice per year. Matson’s information security efforts are led by its Chief Information Officer, who has over 25 years of experience in enterprise software development, infrastructure and management, including over 18 years with Matson and 7 years at Charles Schwab as Senior Manager of Middleware Security, and the Chief Information Security Officer, who is a Certified Information Systems Security Professional, Certified Information Systems Auditor, and is AWS Certified. The Chief Information Officer and the Chief Information Security Officer provide regular briefings to the Chief Executive Officer, the Chief Financial Officer, the Board, and the Audit Committee. In addition, the Corporate Compliance Committee, comprised of business unit leaders, helps oversee cybersecurity initiatives and reports twice per year to the Audit Committee. These processes are part of the risk management processes described in the risk management and strategy section above.

The Audit Committee also oversees Matson’s ERM program, which includes cyber and information security risks. The ERM process, which follows the Committee of Sponsoring Organization Framework, is designed to promote visibility to the Board and management of critical risks and risk mitigation strategies across various time frames, including the short-, medium- and long-term. Risk mitigation efforts are integrated into strategic plans and budgets. The Chief Financial Officer and the head of internal audit review the Company’s risk management activities with the Audit Committee and the Board on a regular basis. Management also regularly updates the full Board at and between Board meetings on the ERM program and other risk-related matters. In addition, executive sessions of the Board, which are led by the Lead Independent Director, have focused on certain risk oversight topics from time to time. The Lead Independent Director consults with the Chairman of the Board regarding risk-focused topics at Board meetings.

ITEM 2. PROPERTIES

Matson leases terminal facilities including berth, yard, office and storage spaces. Material terminal facilities used by the Company’s Ocean Transportation segment include the following:

Terminal Location	Acreage
Honolulu, Hawaii	105
Anchorage, Alaska	38
Dutch Harbor, Alaska	24
Kodiak, Alaska	6
Tacoma, Washington	15
Polaris Point, Guam	30

The Company’s other primary terminal facilities located at the ports of Oakland and Long Beach, California, and Tacoma, Washington are leased by SSAT.

Other material facilities used by the Company’s Logistics segment include the following:

Other Material Facilities	Description of Facility	Square Footage
Leased facilities:
Pooler, Georgia	Warehouse	710,844
Oakland, California	Warehouse	406,463
Pooler, Georgia	Warehouse	324,832
Oakland, California	Warehouse	132,000
Auburn, Washington	Office / Cross-dock	51,250
Owned facilities:
Anchorage, Alaska	Office / Cross-dock	54,000
Fairbanks, Alaska	Office / Cross-dock	25,350

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

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

General Information: Matson’s common stock is traded on the New York Stock Exchange under the ticker symbol “MATX”. As of February 14, 2025, there were 1,796 shareholders of record of Matson common stock.

Stockholder Return Performance Graph and Trading Information: The following information in this Item 5 shall not be deemed filed for purposes of Section 18 of the Securities Exchange Act of 1934, nor shall it be deemed incorporated by reference in any filing under the Securities Act of 1933.

The cumulative total return listed below assumed an initial investment of $100 and reinvestment of dividends at each fiscal end and measures the performance of this investment as of the last trading day in the month of December for each of the five years ended December 31, 2024. The graph is a historical representation of past performance only and is not necessarily indicative of future performance.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN

Among Matson, Inc., the S&P 500 Index,
the S&P Midcap 400 Index, and the S&P Transportation Select Industry Index

$390
$340
$290
$240
$190
$140
$90
$40
12/19
12/20
12/21
12/22
12/23
12/24
$358
$197
$164
$143
Matson, Inc.
S&P 500
S&P MidCap 400
S&P Transportation Select Industry

The graph above represents $100 invested on December 31, 2019 in the Company’s stock or the indicated index, including reinvestment of dividends.

Trading volume averaged 271,862 shares a day in 2024, compared with 274,339 shares a day in 2023 and 431,336 shares a day in 2022, as reported by the New York Stock Exchange.

Dividends: Dividends per share of common stock declared by the Company for each fiscal quarter during 2024, 2023 and 2022 were as follows:

Dividends Declared	2024	2023	2022
First Quarter	$0.32	$0.31	$0.30
Second Quarter	0.32	0.31	0.30
Third Quarter	0.34	0.32	0.31
Fourth Quarter	0.34	0.32	0.31
Total	$1.32	$1.26	$1.22

The Board also declared a cash dividend of $0.34 per share for the first quarter 2025, payable on March 6, 2025 to shareholders of record on February 6, 2025. Although Matson expects to continue paying quarterly cash dividends on its common stock, the declaration and payment of dividends are subject to the discretion of the Board and depends upon Matson’s financial condition, results of operations, cash requirements and other factors deemed relevant by the Board.

Share Repurchases: The following is a summary of common stock repurchased by the Company during the three months ended December 31, 2024:

			Total Number of	Maximum Number
			Shares Purchased	of Shares that May
	Total Number of		as Part of Publicly	Yet Be Purchased
	Shares	Average Price	Announced Plans or	Under the Plans or
Period	Purchased	Paid Per Share	Programs (1) (2)	Programs
October 1 – 31, 2024	75,000	$136.20	75,000	969,077
November 1 – 30, 2024	61,550	157.20	61,550	907,527
December 1 – 31, 2024	77,000	148.86	77,000	830,527
Total	213,550	$146.81	213,550
(1)	On June 24, 2021, Matson’s Board approved a share repurchase program of up to 3.0 million shares of common stock, with subsequent approvals for the addition of 3.0 million shares on each of January 27, 2022, August 23, 2022 and April 27, 2023, for an aggregate total authorization of 12.0 million shares of common stock. The share repurchase program expires on December 31, 2025. Shares may be repurchased in the open market from time to time, and may be made pursuant to a trading plan in accordance with Rule 10b5-1 of the Security Exchange Act of 1934.
(2)	Amounts exclude shares withheld for employee taxes upon vesting of stock-based awards.

On February 27, 2025, the Company’s Board approved an additional 3.0 million shares of common stock to be added to the Company’s existing share repurchase program and extended the program’s expiration date to December 31, 2027.

ITEM 6. REMOVED AND RESERVED

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS AND RISK FACTORS

The Company, from time to time, may make or may have made certain forward-looking statements, whether orally or in writing, such as, among others, forecasts or projections of the Company’s future performance or statements of management’s plans and objectives. These statements are considered “forward-looking” statements as that term is defined in the Private Securities Litigation Reform Act of 1995. Such forward-looking statements may be contained in, among other things, SEC filings such as Forms 10-K, 10-Q and 8-K, the Company’s Annual Report to Shareholders, the Company’s Sustainability Report, press releases made by the Company, the Company’s Internet websites (including websites of its subsidiaries), and oral statements made by officers of the Company. Except for historical information contained in these written or oral communications, all other statements are forward-looking statements. These include, for example, all references to 2025 or future years, including such references included under “Fourth Quarter 2024 Discussion and Outlook for 2025,” as well as statements generally identified through the inclusion of words such as “anticipate,” “believe,” “can,” “commit,” “estimate,” “expect,” “goal,” “intend,” “may,” “plan,” “seek,” “should,” “target,” and “will,” or similar statements or variations of such terms and other similar expressions. New risks or uncertainties may emerge from time to time, risks that the Company currently does not consider to be material could become material, and it is not possible for the Company to predict all such risks, nor can it assess the impact of all such risks on the Company’s business or the extent to which any factor, or combination of factors, may cause actual results or outcomes, or the timing of results or outcomes, to differ materially from those contained in any forward-looking statements. Accordingly, forward-looking statements cannot be relied upon as a guarantee of future results or outcomes and involve a number of risks and uncertainties that could cause actual results or outcomes to differ materially from those projected in the statements, including but not limited to the factors that are described in Part I, Item 1A under the caption “Risk Factors” of this Annual Report on Form 10-K, which section is incorporated herein by reference, and elsewhere in this report. Except as required by law, the Company undertakes no obligation to revise or update publicly forward-looking statements or any factors that may affect actual results, whether as a result of new information, future events, circumstances occurring after the date of this report, or otherwise.

OVERVIEW

Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is designed to provide a discussion of the Company’s financial condition, results of operations, liquidity and certain other factors that may affect its future results from the perspective of management. The discussion that follows is intended to provide information that assists in understanding the changes in the Company’s Consolidated Financial Statements from year to year, the primary factors that accounted for those changes, and how certain accounting principles, policies and estimates affected the Company’s Consolidated Financial Statements. The MD&A is provided as a supplement to the Consolidated Financial Statements and the accompanying notes to the Consolidated Financial Statements in Item 8 of Part II below, and should be read in conjunction with the entirety of the Company’s Annual Report on Form 10-K and other reports on Forms 10-Q and 8-K, and other publicly available information. Discussion and analysis of the financial condition and results of operations of Matson for the year ended December 31, 2023 compared with the year ended December 31, 2022 can be found in Part II, Item 7 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2023, filed with the SEC on February 23, 2024.

The MD&A is presented in the following sections:

◾	Historical Financial Information
◾	Fourth Quarter 2024 Discussion and Outlook for 2025
◾	Consolidated Results of Operations
◾	Analysis of Operating Revenue and Income by Segment
◾	Liquidity and Capital Resources
◾	Commitments, Contingencies and Off-Balance Sheet Arrangements
◾	Critical Accounting Estimates
◾	Other Matters

HISTORICAL FINANCIAL INFORMATION

The comparative selected financial information of the Company is presented for each of the past five years ended December 31, 2024. The information should be read in conjunction with Item 8, “Financial Statements and Supplementary Data.” All fiscal years include 52 weeks, except for the year ended December 31, 2021 which includes 53 weeks (a description of the Company’s fiscal year is included in Note 2 to the Consolidated Financial Statements in Item 8 of Part II below):

(In millions, except per share amounts)	2024	2023	2022	2021	2020
Operating Revenue:
Ocean Transportation	$2,809.7	$2,477.0	$3,544.6	$3,132.8	$1,853.9
Logistics	612.1	617.6	798.4	792.5	529.4
Total Operating Revenue	$3,421.8	$3,094.6	$4,343.0	$3,925.3	$2,383.3

Operating and Net Income:
Ocean Transportation (1)	$500.9	$294.8	$1,281.2	$1,137.7	$244.8
Logistics	50.4	48.0	72.4	49.8	35.5
Total Operating Income	551.3	342.8	1,353.6	1,187.5	280.3
Interest income	48.3	36.0	8.2	—	—
Interest expense	(7.5)	(12.2)	(18.0)	(22.6)	(27.4)
Other income (expense), net	7.3	6.4	8.5	6.4	6.1
Income before Taxes	599.4	373.0	1,352.3	1,171.3	259.0
Income taxes	(123.0)	(75.9)	(288.4)	(243.9)	(65.9)
Net Income	$476.4	$297.1	$1,063.9	$927.4	$193.1

Capital Expenditures (2):
Ocean Transportation	$298.9	$240.2	$190.9	$322.4	$190.0
Logistics	11.2	8.2	18.4	2.9	2.3
Total Capital Expenditures	$310.1	$248.4	$209.3	$325.3	$192.3

Depreciation and Amortization:
Ocean Transportation	$141.1	$130.6	$131.1	$124.8	$104.7
Logistics	12.0	11.6	8.1	7.3	7.5
	153.1	142.2	139.2	132.1	112.2
Deferred Dry-docking Amortization — Ocean Transportation	27.2	25.3	24.9	24.3	25.1
Total Depreciation and Amortization	$180.3	$167.5	$164.1	$156.4	$137.3

Earnings Per Share in Net Income:
Basic	$14.14	$8.42	$27.28	$21.67	$4.48
Diluted	$13.93	$8.32	$27.07	$21.47	$4.44

Cash dividends per share declared	$1.32	$1.26	$1.22	$1.06	$0.90

As of December 31:
Cash and cash equivalents	$266.8	$134.0	$249.8	$282.4	$14.4
Capital Construction Fund (“CCF”) (3)	$642.6	$599.4	$518.2	$—	$—
Total Debt (before deferred loan fees deduction) (4)	$400.9	$440.6	$517.5	$629.0	$760.1
Total Shareholders’ equity	$2,652.0	$2,400.7	$2,296.9	$1,667.4	$961.2
Shares outstanding	33.0	34.4	36.3	41.0	43.2
(1)	The Ocean Transportation segment includes $(1.0) million, $2.2 million, $83.1 million, $56.3 million and $26.3 million of equity in (loss)/income from the Company’s investment in SSAT for 2024, 2023, 2022, 2021 and 2020, respectively.
(2)	Capital expenditures represent amounts included in cash flows from investing activities in the Company’s Consolidated Statements of Cash Flows for the years presented.
(3)	The Company’s Capital Construction Fund is described in Note 7 to the Consolidated Financial Statements in Item 8 of Part II.
(4)	The Company’s debt is described in Note 8 to the Consolidated Financial Statements in Item 8 of Part II.

FOURTH QUARTER 2024 DISCUSSION AND OUTLOOK FOR 2025

Ocean Transportation: The Company’s container volume in the Hawaii service in the fourth quarter 2024 was 1.7 percent lower year-over-year. The decrease was primarily due to lower general demand. Hawaii’s economy is expected to continue to grow slowly supported by modest gains in tourism, a low unemployment rate, and increased construction activity, but partially restrained by continued challenges in population growth and lower discretionary income as a result of high inflation and interest rates. The Company expects volume in 2025 to be comparable to the level achieved in 2024, reflecting modest economic growth in Hawaii and stable market share.

In China, the Company achieved significantly higher freight rates in the fourth quarter 2024 compared to the year ago period. The Company’s container volume in the fourth quarter 2024 also increased 7.2 percent year-over-year due to seasonally stronger freight demand. The elevated freight rates in the fourth quarter 2024 were supported by a resilient U.S. economy and a stable consumer demand environment coupled with tighter supply chain conditions. The Company expects elevated freight rates to continue into the first quarter 2025. Beyond the first quarter, the Company expects freight rates will largely be driven by the timing of trade flow normalization in the Red Sea, other geopolitical factors, supply chain activity and the trajectory of the U.S. economy. With respect to the Red Sea, assuming trade conditions normalize by the middle of the year, the Company expects freight rates to moderate in the second half of the year. However, if the Red Sea remains disrupted through year end, the Company expects freight rates to remain elevated throughout the year.

In Guam, the Company’s container volume in the fourth quarter 2024 decreased 10.0 percent year-over-year. The decrease was primarily due to lower demand from retail and food and beverage segments. In the near term, the Company expects Guam’s economy to grow modestly supported by a low unemployment rate and an increase in construction activity. For the full year 2025, the Company expects volume to be modestly higher than the level achieved last year.

In Alaska, the Company’s container volume for the fourth quarter 2024 increased 1.1 percent year-over-year. The increase was primarily due to higher northbound volume, partially offset by an additional sailing in the year ago period. In the near term, the Company expects continued economic growth in Alaska supported by a low unemployment rate, jobs growth and continued oil and gas exploration and production activity. For the full year 2025, the Company expects volume to approximate the level achieved last year.

The loss in the fourth quarter 2024 from the Company’s SSAT joint venture investment was $9.5 million, or $13.6 million lower than the income of $4.1 million in fourth quarter 2023. The decrease was due to a $18.4 million impairment charge related to the write-down of a terminal operating lease asset, partially offset by higher year-over-year lift volume. On an after-tax basis, the impairment charge impacted fourth quarter 2024 net income and diluted EPS by $14.0 million and $0.42 per share, respectively. For 2025, the Company expects the contribution from SSAT to approximate the level achieved in 2024, without taking into account the $18.4 million impairment charge in the fourth quarter 2024.

Based on the outlook trends noted above, the Company expects Ocean Transportation operating income for the first quarter 2025 to be meaningfully higher than the $27.6 million achieved in the first quarter 2024. For full year 2025, the Company expects Ocean Transportation operating income to be largely driven by the timing of trade flow normalization in the Red Sea, other geopolitical factors, supply chain activity and the trajectory of the U.S. economy. Assuming trade conditions in the Red Sea normalize by the middle of the year and there are no significant changes from today in the other factors referenced above, the Company expects full year 2025 Ocean Transportation operating income to be moderately lower than the $500.9 million achieved in 2024. However, if trade conditions in the Red Sea remain disrupted through year end and there are no significant changes from today in the other factors noted above, the Company expects full year 2025 Ocean Transportation operating income to approach the level achieved in 2024.

Logistics: In the fourth quarter 2024, operating income for the Company’s Logistics segment was $10.1 million, or $1.2 million higher compared to the level achieved in the fourth quarter 2023. The increase was primarily due to a higher contribution from supply chain management. For 2025, the Company expects challenging business conditions for transportation brokerage for most of the year and a lower contribution from supply chain management, which the Company expects to lead to modestly lower operating income compared to the level achieved in 2024. For the first quarter 2025, the Company expects Logistics operating income to be modestly lower than the $9.3 million achieved in the first quarter 2024.

Consolidated Operating Income: For the first quarter 2025, the Company expects consolidated operating income to be meaningfully higher than the $36.9 million achieved in the first quarter 2024. For full year 2025, the Company expects consolidated operating income to be largely driven by the timing of trade flow normalization in the Red Sea, other geopolitical factors, supply chain activity and the trajectory of the U.S. economy. Assuming trade conditions in the Red Sea normalize by the end of the first half of the year and there are no significant changes from today in the other factors referenced above, the Company expects full year 2025 consolidated operating income to be moderately lower than the $551.3 million achieved in 2024. However, if trade conditions in the Red Sea remain disrupted through year end and there are no significant changes from today in the other factors noted above, the Company expects full year 2025 consolidated operating income to approach the level achieved in 2024.

Depreciation and Amortization: For full year 2025, the Company expects depreciation and amortization expense to be approximately $200 million, inclusive of dry-docking amortization of approximately $26 million.

Interest Income: The Company expects interest income for the full year 2025 to be approximately $31 million.

Interest Expense: The Company expects interest expense for the full year 2025 to be approximately $7 million.

Other Income (Expense): The Company expects full year 2025 other income (expense) to be approximately $9 million in income, which is attributable to the amortization of certain components of net periodic benefit costs or gains related to the Company’s pension and post-retirement plans.

Income Taxes: In the fourth quarter 2024, the Company’s effective tax rate was 19.1 percent. For the full year 2025, the Company expects its effective tax rate to be approximately 22.0 percent.

Capital and Vessel Dry-docking Expenditures: For the full year 2024, the Company made capital expenditure payments excluding new vessel construction expenditures of $214.5 million, new vessel construction expenditures (including capitalized interest and owner’s items) of $95.6 million, and dry-docking payments of $30.2 million. For the full year 2025, the Company expects to make other capital expenditure payments, including maintenance capital expenditures, of approximately $120 to $140 million, new vessel construction expenditures (including capitalized interest and owner’s items) of approximately $305 million, and dry-docking payments of approximately $40 million.

CONSOLIDATED RESULTS OF OPERATIONS

The following analysis of the financial results of operations of Matson for the years ended December 31, 2024 and 2023 should be read in conjunction with the Consolidated Financial Statements in Item 8 of Part II below.

Consolidated Results: 2024 compared with 2023:

	Years Ended December 31,
(Dollars in millions, except per share amounts)	2024	2023	Change
Operating revenue	$3,421.8	$3,094.6	$327.2	10.6%
Operating costs and expenses	(2,870.5)	(2,751.8)	(118.7)	4.3%
Operating income	551.3	342.8	208.5	60.8%
Interest income	48.3	36.0	12.3	34.2%
Interest expense	(7.5)	(12.2)	4.7	(38.5)%
Other income (expense), net	7.3	6.4	0.9	14.1%
Income before taxes	599.4	373.0	226.4	60.7%
Income taxes	(123.0)	(75.9)	(47.1)	62.1%
Net income	$476.4	$297.1	$179.3	60.4%
Basic earnings per share	$14.14	$8.42	$5.72	67.9%
Diluted earnings per share	$13.93	$8.32	$5.61	67.4%

Fiscal Year: Fiscal years ended December 31, 2024 and 2023 include 52 weeks.

Consolidated Operating Revenue for the year ended December 31, 2024 increased $327.2 million, or 10.6 percent, compared to the prior year. The increase was due to an increase in Ocean Transportation revenue of $332.7 million which was partially offset by a decrease in Logistics revenue of $5.5 million.

Operating Costs and Expenses for the year ended December 31, 2024 increased $118.7 million, or 4.3 percent, compared to the prior year. The increase was due to an increase in Ocean Transportation operating costs and expenses of $126.6 million which was partially offset by a decrease in Logistics operating costs and expenses of $7.9 million.

Operating Income for the year ended December 31, 2024 increased $208.5 million, or 60.8 percent, compared to the prior year. The increase was due to an increase in Ocean Transportation operating income of $206.1 million and an increase in Logistics operating income of $2.4 million.

The reasons for changes in operating revenue, operating costs and expenses, and operating income are described below, by business segment, in “Analysis of Operating Revenue and Income by Segment.”

Interest Income was $48.3 million for the year ended December 31, 2024, compared to $36.0 million in the prior year. The increase in interest income was due to interest of $10.2 million earned on a federal income tax refund received during the year ended December 31, 2024. The increase in interest income was also due to increased amounts of cash and cash equivalent accounts, and cash on deposit within the Capital Construction Fund that were invested in interest bearing accounts during the year ended December 31, 2024, compared to the prior year.

Interest Expense was $7.5 million for the year ended December 31, 2024, compared to $12.2 million in the prior year. The decrease in interest expense was due to lower outstanding debt and a higher offset of capitalized interest related to the construction of new vessels during the year ended December 31, 2024, compared to the prior year.

Other Income (Expense), net was $7.3 million for the year ended December 31, 2024, compared to $6.4 million in the prior year, and relates to the amortization of certain components of net periodic benefit costs or gains related to the Company’s pension and post-retirement plans. The increase in other income (expense) was due to favorable adjustments reflected in the Company’s pension and post-retirement plan liabilities during the year ended December 31, 2024, compared to the prior year.

Income Taxes for the year ended December 31, 2024 were $123.0 million, or 20.5 percent of income before income taxes, compared to $75.9 million, or 20.3 percent of income before income taxes in the prior year. The 2023 income tax rate benefited from certain discrete tax adjustments that lowered the effective tax rate in the prior year.

Net Income during the year ended December 31, 2024 increased $179.3 million, or 60.4 percent, to $476.4 million, compared to the prior year.

ANALYSIS OF OPERATING REVENUE AND INCOME BY SEGMENT

The following analysis of operating revenue and income by segment for the years ended December 31, 2024 and 2023 should be read in conjunction with the Company’s reportable segments information included in Note 3 to the Consolidated Financial Statements in Item 8 of Part II.

Ocean Transportation: 2024 compared with 2023:

	Years Ended December 31,
(Dollars in millions)	2024	2023	Change
Ocean Transportation revenue	$2,809.7	$2,477.0	$332.7	13.4%
Operating costs and expenses	(2,308.8)	(2,182.2)	(126.6)	5.8%
Operating income	$500.9	$294.8	$206.1	69.9%
Operating income margin	17.8%	11.9%

Volume (Forty-foot equivalent units (FEU), except for automobiles) (1)
Hawaii containers	140,700	144,000	(3,300)	(2.3)%
Hawaii automobiles	30,400	39,400	(9,000)	(22.8)%
Alaska containers	80,500	80,000	500	0.6%
China containers	144,100	140,700	3,400	2.4%
Guam containers	18,800	20,100	(1,300)	(6.5)%
Other containers (2)	17,000	17,500	(500)	(2.9)%
(1)	Approximate volume included for the period are based on the voyage departure date, but revenue and operating income are adjusted to reflect the percentage of revenue and operating income earned during the reporting period for voyages in transit at the end of each reporting period.
(2)	Includes containers from services in various islands in Micronesia and the South Pacific, and Okinawa, Japan.

Ocean Transportation revenue increased $332.7 million, or 13.4 percent, during the year ended December 31, 2024, compared with the year ended December 31, 2023. The increase was primarily due to significantly higher freight rates in China, higher freight rates in the domestic tradelanes, and higher volume in China, partially offset by lower domestic tradelane volume.

On a year-over-year FEU basis, Hawaii container volume decreased 2.3 percent primarily due to lower general demand; Alaska volume increased 0.6 percent due to higher general demand, partially offset by one less northbound sailing; China volume increased 2.4 percent due to stronger seasonal volume in the fourth quarter 2024 and one additional sailing; Guam volume decreased 6.5 percent primarily due to lower general demand; and Other containers volume decreased 2.9 percent.

Ocean Transportation operating income increased $206.1 million, or 69.9 percent, during the year ended December 31, 2024, compared with the year ended December 31, 2023. The increase was primarily due to significantly higher freight rates in China, higher freight rates in the domestic tradelanes, and higher volume in China, partially offset by higher operating costs and general and administrative expenses.

The Company’s SSAT terminal joint venture investment incurred a loss of $1.0 million during the year ended December 31, 2024, compared to income of $2.2 million during the year ended December 31, 2023. The decrease was due to an impairment charge related to the write-down of a terminal operating lease asset in the fourth quarter 2024 of $18.4 million, partially offset by higher lift volume.

Logistics: 2024 compared with 2023:

	Years Ended December 31,
(Dollars in millions)	2024	2023	Change
Logistics revenue	$612.1	$617.6	$(5.5)	(0.9)%
Operating costs and expenses	(561.7)	(569.6)	7.9	(1.4)%
Operating income	$50.4	$48.0	$2.4	5.0%
Operating income margin	8.2%	7.8%

Logistics revenue decreased $5.5 million, or 0.9 percent, during the year ended December 31, 2024, compared with the year ended December 31, 2023. The decrease was primarily due to lower revenue in transportation brokerage, partially offset by higher revenue in supply chain management.

Logistics operating income increased $2.4 million, or 5.0 percent, during the year ended December 31, 2024, compared with the year ended December 31, 2023. The increase was primarily due to a higher contribution from supply chain management.

LIQUIDITY AND CAPITAL RESOURCES

The Company’s primary sources of liquidity are its cash flows generated from operating activities and its debt. Sources of liquidity available to the Company as of December 31, 2024 compared to December 31, 2023, were as follows:

Cash and Cash Equivalents, Restricted Cash and Accounts Receivable: Cash and cash equivalents, restricted cash and accounts receivable, net as of December 31, 2024 and 2023 were as follows:

	As of December 31,
(In millions)	2024	2023	Change
Cash and cash equivalents	$266.8	$134.0	$132.8
Restricted cash	$—	$2.3	$(2.3)
Accounts receivable, net (1)	$268.9	$279.4	$(10.5)
CCF - cash and cash equivalents, and investments account	$642.6	$599.4	$43.2
(1)	Eligible accounts receivable of $178.1 million and $218.1 million at December 31, 2024 and 2023, respectively, were assigned to the CCF. For additional information on the CCF, see Note 7 to the Consolidated Financial Statements.

Changes in the Company’s cash and cash equivalents and restricted cash for the years ended December 31, 2024, 2023 and 2022 were as follows:

	As of December 31,
				Change
(In millions)	2024	2023	2022	2024-2023	2023-2022
Net cash provided by operating activities (1)	$767.8	$510.5	$1,271.9	$257.3	$(761.4)
Net cash used in investing activities (2)	(336.1)	(338.2)	(729.3)	2.1	391.1
Net cash used in financing activities (3)	(301.2)	(289.7)	(576.6)	(11.5)	286.9
Net increase (decrease) in cash, cash equivalents and restricted cash	130.5	(117.4)	(34.0)	247.9	(83.4)
Cash and cash equivalents, and restricted cash, beginning of the period	136.3	253.7	287.7	(117.4)	(34.0)
Cash and cash equivalents, and restricted cash, end of the period	$266.8	$136.3	$253.7	$130.5	$(117.4)

(1)	Changes in Net Cash Provided by Operating Activities: Changes in net cash provided by operating activities for the years ended December 31, 2024, 2023 and 2022 were as follows:

	Change
(In millions)	2024-2023	2023-2022
Net income	$179.3	$(766.8)
Non-cash depreciation and amortization	10.9	3.0
Deferred income taxes	1.3	(70.6)
Other non-cash related changes, net	(10.0)	5.0
Income and distribution from SSAT, net	17.2	33.6
Accounts receivable, net	20.7	(85.5)
Prepaid expenses and other assets	61.3	78.7
Accounts payable, accruals and other liabilities	(16.5)	42.6
Operating lease assets and liabilities, net	5.3	9.3
Non-cash amortization of operating lease right of use assets	(8.3)	(11.0)
Deferred dry-docking payments	(6.1)	1.6
Non-cash deferred dry-docking amortization	1.9	0.4
Other long-term liabilities	0.3	(1.7)
Total	$257.3	$(761.4)

Loss from SSAT was $1.0 million for the year ended December 31, 2024, compared to income from SSAT of $2.2 million in the prior year. Excluding the Company’s portion of an impairment charge of $18.4 million that was included in the loss from SSAT during the year ended December 31, 2024 related to the write-down of a terminal operating lease asset, the increase in income from SSAT was due to higher operating profits generated by SSAT during the year ended December 31, 2024 due to increased lift volume. No impairment charge was recorded by SSAT during the year ended December 31, 2023. Cash dividends received from SSAT was $14.0 million for the year ended December 31, 2024, compared to no cash distributions received in the prior year. Cash distributions from SSAT are dependent on the level of cash available for distribution after consideration of SSAT’s operational and capital needs. Changes in accounts receivable were primarily due to the timing of collections associated with those receivables. Changes in prepaid expenses and other assets were primarily due to a decrease in prepaid income tax receivables at

December 31, 2024 due to a refund of $118.6 million related to the Company’s 2021 federal tax return that was received during the year ended December 31, 2024, offset by higher prepaid fuel. Changes in accounts payable, accruals and other liabilities were primarily due to the timing of payments associated with those liabilities. Changes in operating lease liabilities were primarily due to new operating leases entered into during the year ended December 31, 2024, offset by operating leases that expired during the year ended December 31, 2024. Deferred dry-docking payments were $30.2 million for the year ended December 31, 2024, compared to $24.1 million in the prior year. The increase in deferred dry-docking payments was due to an increase in vessel dry-dock related activities during the year ended December 31, 2024. Changes in other long-term liabilities primarily related to payments of pension and post-retirement liabilities, and multi-employer liabilities.

(2)	Changes in Net Cash Used in Investing Activities: Changes in net cash used in investing activities for the years ended December 31, 2024, 2023 and 2022 were as follows:

	Change
(In millions)	2024-2023	2023-2022
Cash deposits and interest into the CCF	$7.8	$454.3
Withdrawals from CCF	39.7	(14.7)
Capitalized vessel construction expenditures	(42.7)	9.5
Capital expenditures (excluding vessel construction expenditures)	(19.0)	(48.6)
Proceeds from disposal of property and equipment, net, and other	4.7	—
Payments for asset acquisitions	11.6	(9.4)
Total	$2.1	$391.1

During the year ended December 31, 2024, cash and interest deposited into the CCF were $50.0 million and $18.8 million, compared to $100.0 million and $31.1 million in the prior year, respectively. During the year ended December 31, 2024, cash withdrawals from the CCF were $89.6 million, compared to $49.9 million in the prior year, related to vessel construction milestone payments. During the year ended December 31, 2024, the Company repurchased $53.8 million of assigned accounts receivable. No assigned accounts receivable were repurchased during the year ended December 31, 2023. Capitalized vessel construction expenditures were $95.6 million for the year ended December 31, 2024, compared to $52.9 million in the prior year. The increase in capitalized vessel construction expenditures was due to the timing of milestone payments related to the Company’s fleet renewal program. Capital expenditures (excluding vessel construction expenditures) were $214.5 million for the year ended December 31, 2024, compared to $195.5 million for the prior year. Capital expenditures (excluding vessel construction expenditures) during the year ended December 31, 2024 included costs associated with LNG installations, the reengining of an existing vessel, and the purchase of additional containers, chassis and other terminal equipment to support the Company’s operating activities. During the year ended December 31, 2024, the Company paid $0.8 million related to asset acquisitions, compared to $12.4 million in the prior year.

(3)	Changes in Net Cash Used in Financing Activities: Changes in net cash used in financing activities for the years ended December 31, 2024, 2023 and 2022 were as follows:

	Change
(In millions)	2024-2023	2023-2022
Repurchase of Matson common stock	$(43.9)	$241.8
Repayments of fixed interest debt	37.2	34.6
Shares withheld for taxes related to settlement of restricted stock units	(5.0)	7.5
Dividends paid	0.2	3.0
Total	$(11.5)	$286.9

The Company paid $199.1 million to repurchase common stock during the year ended December 31, 2024, compared to $155.2 million in the prior year. The Company did not issue any new fixed interest debt during the years ended December 31, 2024 and 2023. The Company paid $39.7 million of scheduled fixed interest debt principal payments during the year ended December 31, 2024, compared to $76.9 million of prepaid and scheduled fixed interest debt principal payments during the prior year. The value of shares withheld by the Company for taxes related to the settlement of restricted stock units was $17.6 million for the year ended December 31, 2024, compared to $12.6 million in the prior year.

Capital Construction Fund: The Company utilizes its CCF to fund milestone payments for the construction of new vessels. The Company’s CCF is described in Note 7 to the Consolidated Financial Statements. Cash on deposit and investments in the CCF and assigned accounts receivable as of December 31, 2024 and 2023 were as follows:

	As of December 31,
(In millions)	2024	2023
Capital Construction Fund:
Cash and cash equivalents, and investments account	$642.6	$599.4
Assigned accounts receivables	$178.1	$218.1

Cash on deposit in the CCF is invested in a U.S. Treasury obligations fund with daily liquidity. At December 31, 2024, securities held within the U.S. Treasury obligations fund had a weighted average life of 96 days. The Company’s CCF investments are in fixed-rate U.S. Treasury obligations with various maturity dates of up to 3 years. Cash on deposit and investments in the CCF are classified as a long-term asset in the Company’s Consolidated Balance Sheets, as the Company intends to use qualified cash withdrawals from the CCF to fund long-term investments in the construction of new vessels.

Assigned accounts receivable in the CCF are classified as part of accounts receivable in the Consolidated Balance Sheets due to the nature of the assignment.

Debt: The Company utilizes a mix of fixed and variable debt for liquidity and to fund the Company’s operations. Total debt as of December 31, 2024 and 2023 is as follows:

	As of December 31,
(In millions)	2024	2023	Change
Variable interest debt	$—	$—	$—
Fixed interest debt	400.9	440.6	(39.7)
Total Debt (excluding deferred loan fees)	$400.9	$440.6	$(39.7)

Total debt decreased by $39.7 million during the year ended December 31, 2024 compared to the prior year. The decrease in fixed interest debt was due to the scheduled debt repayments made during the year ended December 31, 2024.

As of December 31, 2024, the Company had $643.9 million of unused capacity under the revolving credit facility, with a maturity date of March 31, 2026. The Company’s debt is described in Note 8 to the Consolidated Financial Statements in Item 8 of Part II.

Working Capital: The Company had a working capital surplus of $49.2 million at December 31, 2024, compared to a working capital surplus of $40.0 million at December 31, 2023. Working capital is primarily impacted by the amount of net cash provided by operating activities, the amount of capital expenditures, the amount and timing of collections associated with accounts receivable, prepaid expenses and other assets, and the amount and timing of payments associated with accounts payable, accruals, income taxes, debt and other liabilities. The increase in the Company’s working capital surplus during the year ended December 31, 2024 was due to the increase in cash provided by operating activities offset by higher capital expenditures during the year.

Capital Expenditures: The Company expects to make the following capital expenditures during the years ending December 31, 2025, 2026 and 2027:

(In millions)	2025	2026	2027
New vessel construction milestone payments and related costs	$305	$350	$220
Maintenance and other capital expenditures	120 - 140	~100	~100
Total Estimated Capital Expenditures	$425 - $445	~$450	~$320

New vessel construction milestone payments and related costs are for the Company’s construction of three new vessels at a cost of approximately $1.0 billion (excluding owners’ items and change orders) with expected delivery dates during the first quarter 2027, the third quarter 2027 and the second quarter 2028. Future milestone payments are expected to be financed with cash currently on deposit in the Company’s CCF, cash and cash equivalents on the Consolidated Balance Sheets, cash flows generated from future operations, borrowings available under the Company’s unsecured revolving credit facility or additional debt financings.

Maintenance and other capital expenditures include amounts that the Company expects to spend on various capital projects, including capital expenditures related to the second and third phase of its program to modernize and renovate its terminal facility at Sand Island, Honolulu, Hawaii, repurchases of leased equipment, vessel capital maintenance and annual equipment purchases to support the Company’s operations. The Company expects to fund these capital expenditures with cash and cash equivalents on the Consolidated Balance Sheets and through cash flows generated from future operating activities.

Repurchase of Shares: During the year ended December 31, 2024, the Company repurchased approximately 1.6 million shares for a total cost of $201.0 million. The remaining number of shares that may be repurchased under the Company’s stock repurchase program was 830,527 shares at December 31, 2024. On February 27, 2025, the Company’s Board approved an additional 3.0 million shares of common stock to be added to the Company’s existing share repurchase program and extended the program’s expiration date to December 31, 2027.

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

The Company considers an accounting estimate to be critical if (i)(a) the accounting estimate requires the Company to make assumptions that are difficult or subjective about matters that were highly uncertain at the time that the accounting estimate was made, (b) changes in the estimate are reasonably likely to occur in periods after the period in which the estimate was made, or (c)  the Company could have used different estimates; and (ii) changes in those accounting estimates would have had a material impact on the financial condition or results of operations of the Company. The critical accounting policies and estimates considered in the preparation of the Company’s Consolidated Financial Statements are described below. Management has discussed the development and selection of these critical accounting estimates with the Audit Committee of our Board.

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

Long-lived Assets and Finite-lived Intangible Assets: Long-lived assets and finite-lived intangible assets are grouped at the lowest level for which identifiable cash flows are available. In evaluating for impairment, the estimated future undiscounted cash flows generated by each of these asset groups are compared with the carrying value recorded for each asset group to determine if its carrying value is recoverable. If this review determines that the amount recorded will not be recovered, the amount recorded for the asset group is reduced to its estimated fair value. These asset impairment analyses are highly subjective because they require management to make assumptions and apply considerable judgments to, among other things, estimates of the timing and amount of future cash flows, expected useful lives of the assets, potential impact of future events, including changes in economic conditions and operating performance, and future costs of maintenance and improvements of the assets. If management uses different assumptions or if different conditions occur in future periods, the Company’s financial condition or its future operating results could be materially impacted. The Company has evaluated its long-lived assets and finite-lived intangible assets for impairment and determined that there was no impairment for the years ended December 31, 2024, 2023, and 2022.

Indefinite-life Intangible Assets and Goodwill: The Company’s intangible assets include goodwill and a trade name, and are grouped at the lowest level reporting unit for which identifiable cash flows are available. In estimating the fair value of a reporting unit, the Company uses a combination of a discounted cash flow model and fair value based on market multiples of earnings before interest, income taxes, depreciation and amortization (“EBITDA”). The discounted cash flow approach requires the Company to use a number of assumptions, including market factors specific to the business, the amount and timing of estimated future cash flows generated by the business over an extended period of time, long-term growth rates for the business, and a discount rate that considers the risks related to the amount and timing of the cash flows. Although the assumptions used by the Company in its discounted cash flow model are consistent with the assumptions the Company used to generate its internal strategic plans and forecasts, significant judgment is required to estimate the amount and timing of future cash flows from the reporting unit and the risk of achieving those cash flows. When using market multiples of EBITDA, the Company makes judgments about the comparability of multiples in closed and proposed transactions. Accordingly, changes in assumptions and estimates, including, but not limited to, changes driven by external factors, such as industry and economic trends, and those driven by internal factors, such as changes in the Company’s business strategy and its internal forecasts, could have a material effect on the Company’s financial condition or its future operating results. The Company has evaluated its indefinite-life intangible assets and goodwill for impairment and determined that there was no impairment for the years ended December 31, 2024, 2023, and 2022.

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

When estimating its reserves for retained risks and related liabilities, the Company considers a number of factors, including historical claims experience, demographic factors, current trends, and analyses provided by independent third parties. Periodically, management reviews its assumptions and estimates used to determine the adequacy of the Company’s reserves for retained risks and other related liabilities. The Company’s retained risks and other related liabilities contain uncertainties because management is required to apply judgment and make long-term assumptions to estimate the ultimate cost to settle reported claims, and of claims incurred but not reported, as of the balance sheet date. Insurance related liabilities were $52.8 million and $41.3 million at December 31, 2024 and 2023, respectively. The Company’s estimate of insurance related liabilities could change if management uses different assumptions or if different conditions occur in future periods, however the Company does not expect any such change would have a material impact on the Company’s financial condition and results of operations.

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

Income Taxes: The Company’s income tax expense requires the Company to make various estimates and judgments. These estimates and judgments are applied in the calculation of taxable income, tax credits, tax benefits, CCF related tax deductions, foreign-derived intangible income and other tax deductions, and in the calculation of certain deferred tax assets and liabilities, which arise from differences in the timing of recognition of revenue, costs and expenses for tax purposes. The calculation of deferred tax assets and liabilities may be impacted by various factors including but not limited to changes in tax rates; changes in tax laws, regulations, rulings and interpretations of existing tax laws; and

changes in the evaluation of the Company’s ability to realize deferred tax assets including operating loss and tax credit carryforwards. Significant changes to these estimates may result in an increase or decrease to the Company’s income taxes in a subsequent period.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2024. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework (2013). Based on its assessment, management believes that, as of December 31, 2024, the Company’s internal control over financial reporting is effective. The Company’s independent registered public accounting firm, Deloitte & Touche LLP, has issued an attestation report on the Company’s internal control over financial reporting.

/s/ Matthew J. Cox	/s/ Joel M. Wine
Matthew J. Cox	Joel M. Wine
Chairman and Chief Executive Officer	Executive Vice President and Chief Financial Officer
February 28, 2025	February 28, 2025

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and the shareholders of Matson, Inc.

Opinions on the Financial Statements and Internal Control over Financial Reporting
We have audited the accompanying consolidated balance sheets of Matson, Inc. and subsidiaries (the “Company”) as of December 31, 2024 and 2023, the related consolidated statements of income and comprehensive income, shareholders’ equity, and cash flows, for each of the three years in the period ended December 31, 2024, and the related notes (collectively referred to as the “financial statements”). We also have audited the Company’s internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2024, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.

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

Goodwill – Span Alaska Reporting Unit — Refer to Notes 2 and 6 to the financial statements

Critical Audit Matter Description

The Company’s evaluation of goodwill for impairment involves the comparison of the fair value of each reporting unit to its carrying value. In estimating the fair value of a reporting unit, the Company uses a combination of a discounted cash flow model and fair value based on market multiples of earnings before interest, taxes, depreciation and amortization (“EBITDA”). The discounted cash flow approach requires the Company to make several business and valuation assumptions, including, but not limited to, those related to the discount rate. Changes in assumptions and estimates could have a material effect on either the fair value, the amount of any goodwill impairment charge, or both. The goodwill balance was $327.8 million as of December 31, 2024, of which $78.6 million is allocated to the Span Alaska reporting unit in the Logistics reportable segment, resulting from the acquisition of Span Intermediate, LLC (“Span Alaska”) in fiscal year 2016. The Company has evaluated its goodwill for impairment as part of its annual assessment in fiscal year 2024 and determined that the fair value of the Span Alaska reporting unit exceeded the carrying amount as of the date of the impairment review.

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
February 28, 2025

We have served as the Company’s auditor since at least 1976; however, an earlier year could not be reliably determined.

MATSON, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

	Years Ended December 31,
(In millions, except per share amounts)	2024	2023	2022
Operating Revenue:
Ocean Transportation	$2,809.7	$2,477.0	$3,544.6
Logistics	612.1	617.6	798.4
Total Operating Revenue	3,421.8	3,094.6	4,343.0

Costs and Expenses:
Operating costs	(2,565.9)	(2,470.7)	(2,811.5)
(Loss) Income from SSAT	(1.0)	2.2	83.1
General and administrative	(303.6)	(283.3)	(261.0)
Total Costs and Expenses	(2,870.5)	(2,751.8)	(2,989.4)

Operating Income	551.3	342.8	1,353.6
Interest income	48.3	36.0	8.2
Interest expense	(7.5)	(12.2)	(18.0)
Other income (expense), net	7.3	6.4	8.5
Income before Taxes	599.4	373.0	1,352.3
Income taxes	(123.0)	(75.9)	(288.4)
Net Income	$476.4	$297.1	$1,063.9

Other Comprehensive Income (Loss), Net of Income Taxes:
Net Income	$476.4	$297.1	$1,063.9
Other Comprehensive Income (Loss):
Net change in pension and post-retirement liabilities	3.2	(2.5)	23.8
Other adjustments	(1.5)	1.2	0.2
Total Other Comprehensive Income (Loss), Net of Income Taxes	1.7	(1.3)	24.0
Comprehensive Income	$478.1	$295.8	$1,087.9

Basic Earnings Per Share	$14.14	$8.42	$27.28
Diluted Earnings Per Share	$13.93	$8.32	$27.07

Weighted Average Number of Shares Outstanding:
Basic	33.7	35.3	39.0
Diluted	34.2	35.7	39.3

See Notes to Consolidated Financial Statements.

MATSON, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	As of December 31,
(In millions)	2024	2023
ASSETS
Current Assets:
Cash and cash equivalents	$266.8	$134.0
Accounts receivable, net of allowance for credit losses of $9.8 million and $9.9 million, respectively	268.9	279.4
Prepaid expenses and other assets	73.9	188.9
Total current assets	609.6	602.3
Long-term Assets:
Investment in SSAT	84.1	85.5
Property and equipment, net	2,260.9	2,089.9
Operating lease right of use assets	357.7	289.6
Goodwill	327.8	327.8
Intangible assets, net	159.4	176.4
Capital Construction Fund	642.6	599.4
Deferred dry-docking costs, net	73.7	57.3
Other long-term assets	79.6	66.4
Total long-term assets	3,985.8	3,692.3
Total Assets	$4,595.4	$4,294.6

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Current portion of debt	$39.7	$39.7
Accounts payable and accruals	268.5	277.9
Operating lease liabilities	129.0	136.7
Other liabilities	123.2	108.0
Total current liabilities	560.4	562.3
Long-term Liabilities:
Long-term debt, net of deferred loan fees	350.8	389.3
Long-term operating lease liabilities	229.5	159.3
Deferred income taxes	693.4	669.3
Other long-term liabilities	109.3	113.7
Total long-term liabilities	1,383.0	1,331.6
Commitments and Contingencies (see Note 17)
Shareholders’ Equity:
Common stock - common stock without par value; authorized, 150 million shares ($0.75 stated value per share): outstanding, 33.0 million shares in 2024 and 34.4 million shares in 2023	24.7	25.8
Additional paid in capital	296.7	293.4
Accumulated other comprehensive loss, net	(6.5)	(8.2)
Retained earnings	2,337.1	2,089.7
Total shareholders’ equity	2,652.0	2,400.7
Total Liabilities and Shareholders’ Equity	$4,595.4	$4,294.6

See Notes to Consolidated Financial Statements.

MATSON, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
(In millions)	2024	2023	2022
Cash Flows From Operating Activities:
Net income	$476.4	$297.1	$1,063.9
Reconciling adjustments:
Depreciation and amortization	153.1	142.2	139.2
Amortization of operating lease right of use assets	133.7	142.0	153.0
Deferred income taxes	20.9	19.6	90.2
(Gain) Loss on disposal of property and equipment	(2.3)	0.6	(1.5)
Share-based compensation expense	26.5	23.8	18.3
Loss (Income) from SSAT	1.0	(2.2)	(83.1)
Distributions from SSAT	14.0	—	47.3
Other	(10.3)	(0.5)	2.1
Changes in assets and liabilities:
Accounts receivable, net	9.8	(10.9)	74.6
Deferred dry-docking payments	(30.2)	(24.1)	(25.7)
Deferred dry-docking amortization	27.2	25.3	24.9
Prepaid expenses and other assets	94.8	33.5	(45.2)
Accounts payable, accruals and other liabilities	(5.6)	10.9	(31.7)
Operating lease assets and liabilities, net	(139.5)	(144.8)	(154.1)
Other long-term liabilities	(1.7)	(2.0)	(0.3)
Net cash provided by operating activities	767.8	510.5	1,271.9

Cash Flows From Investing Activities:
Capitalized vessel construction expenditures	(95.6)	(52.9)	(62.4)
Capital expenditures (excluding vessel construction expenditures)	(214.5)	(195.5)	(146.9)
Proceeds from disposal of property and equipment, net	5.9	1.2	1.2
Payments for asset acquisitions	(0.8)	(12.4)	(3.0)
Cash and interest deposits into Capital Construction Fund	(120.7)	(128.5)	(582.8)
Withdrawals from Capital Construction Fund	89.6	49.9	64.6
Net cash used in investing activities	(336.1)	(338.2)	(729.3)

Cash Flows From Financing Activities:
Repayments of debt	(39.7)	(76.9)	(111.5)
Dividends paid	(44.8)	(45.0)	(48.0)
Repurchase of Matson common stock	(199.1)	(155.2)	(397.0)
Tax withholding related to net share settlements of restricted stock units	(17.6)	(12.6)	(20.1)
Net cash used in financing activities	(301.2)	(289.7)	(576.6)

Net Increase (Decrease) in Cash, Cash Equivalents and Restricted Cash	130.5	(117.4)	(34.0)
Cash, Cash Equivalents and Restricted Cash, Beginning of the Year	136.3	253.7	287.7
Cash, Cash Equivalents and Restricted Cash, End of the Year	$266.8	$136.3	$253.7

Reconciliation of Cash, Cash Equivalents, and Restricted Cash, at End of the Year:
Cash and Cash Equivalents	$266.8	$134.0	$249.8
Restricted Cash	—	2.3	3.9
Total Cash, Cash Equivalents and Restricted Cash, End of the Year	$266.8	$136.3	$253.7

Supplemental Cash Flow Information:
Interest paid, net of capitalized interest	$5.9	$11.1	$16.2
Income tax paid, net of income tax refunds	$(26.5)	$7.5	$215.2

Non-cash Information:
Capital expenditures included in accounts payable, accruals and other liabilities	$7.9	$10.8	$5.5
Non-cash payments for intangible asset acquisitions	$—	$2.7	$2.2

See Notes to Consolidated Financial Statements.

MATSON, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

FOR THE THREE YEARS ENDED DECEMBER 31, 2024

				Accumulated
	Common Stock		Additional	Other
		Stated	Paid In	Comprehensive	Retained
(In millions, except per share amounts)	Shares	Value	Capital	Income (Loss)	Earnings	Total
Balance at December 31, 2021	41.0	$30.7	$314.1	$(30.9)	$1,353.5	$1,667.4
Net income	—	—	—	—	1,063.9	1,063.9
Other comprehensive income (loss), net of tax	—	—	—	24.0	—	24.0
Share-based compensation	—	—	18.3	—	—	18.3
Shares issued, net of shares withheld for employee taxes	0.3	0.2	(20.3)	—	—	(20.1)
Share repurchase	(5.0)	(3.7)	(21.7)	—	(371.6)	(397.0)
Equity interest in SSAT (see Note 4)	—	—	—	—	(11.6)	(11.6)
Dividends ($1.22 per share)	—	—	—	—	(48.0)	(48.0)
Balance at December 31, 2022	36.3	27.2	290.4	(6.9)	1,986.2	2,296.9
Net income	—	—	—	—	297.1	297.1
Other comprehensive income (loss), net of tax	—	—	—	(1.3)	—	(1.3)
Share-based compensation	—	—	23.8	—	—	23.8
Shares issued, net of shares withheld for employee taxes	0.2	0.2	(12.7)	—	(0.1)	(12.6)
Share repurchase	(2.1)	(1.6)	(8.1)	—	(148.5)	(158.2)
Dividends ($1.26 per share)	—	—	—	—	(45.0)	(45.0)
Balance at December 31, 2023	34.4	25.8	293.4	(8.2)	2,089.7	2,400.7
Net income	—	—	—	—	476.4	476.4
Other comprehensive income (loss), net of tax	—	—	—	1.7	—	1.7
Share-based compensation	—	—	26.5	—	—	26.5
Shares issued, net of shares withheld for employee taxes	0.2	0.1	(17.7)	—	—	(17.6)
Share repurchase	(1.6)	(1.2)	(5.5)	—	(194.3)	(201.0)
Equity interest in SSAT (see Note 4)	—	—	—	—	10.1	10.1
Dividends ($1.32 per share)	—	—	—	—	(44.8)	(44.8)
Balance at December 31, 2024	33.0	$24.7	$296.7	$(6.5)	$2,337.1	$2,652.0

See Notes to Consolidated Financial Statements.

MATSON, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	DESCRIPTION OF THE BUSINESS

Matson, Inc., a holding company incorporated in the State of Hawaii, and its subsidiaries (“Matson” or the “Company”), is a leading provider of ocean transportation and logistics services. The Company consists of two segments, Ocean Transportation and Logistics. For financial information on the Company’s reportable segments for the three years ended December 31, 2024 (see Note 3).

Ocean Transportation: Matson’s Ocean Transportation business is conducted through Matson Navigation Company, Inc. (“MatNav”), a wholly-owned subsidiary of Matson, Inc. Founded in 1882, MatNav provides a vital lifeline of ocean freight transportation services to the domestic non-contiguous economies of Hawaii, Alaska and Guam, and to other island economies in Micronesia. MatNav also operates premium, expedited services from China to Long Beach, California, provides services to Okinawa, Japan and various islands in the South Pacific, and operates an international export service from Alaska to Asia. In addition, subsidiaries of MatNav provide stevedoring, refrigerated cargo services, inland transportation and other terminal services for MatNav on the Hawaiian islands of Oahu, Hawaii, Maui and Kauai, and in Alaska.

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

Fiscal Year: The year end for Matson is December 31. The period end for MatNav occurred on the last Friday in December, except for certain Company subsidiaries whose period closed on December 31. Included in these Consolidated Financial Statements are 52 weeks in fiscal years 2024, 2023 and 2022 for MatNav.

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

Use of Estimates: The preparation of the Consolidated Financial Statements in conformity with accounting principles generally accepted in the U.S. requires management to make estimates and assumptions that affect the amounts reported. Estimates and assumptions are used for, but not limited to: impairment of investments; impairment of long-lived assets, intangible assets and goodwill; capitalized interest; allowance for doubtful accounts and other receivables; legal contingencies; insurance reserves and other related liabilities; contingent acquisition related consideration; accrual estimates; pension and post-retirement estimates; multi-employer withdrawal liabilities; operating lease assets and liabilities; income (loss) from SSAT including estimates for impairment charges; and income taxes. Future results could be materially affected if actual results differ from these estimates and assumptions.

Cash, Cash Equivalents and Restricted Cash: Cash equivalents consist of highly-liquid investments with original maturities of three months or less. The Company carries these investments at cost, which approximates fair value. Restricted cash relates to amounts that are subject to contractual restrictions and are not readily available. Restricted cash was $2.3 million at December 31, 2023 and was included in prepaid expenses and other assets in the Consolidated Balance Sheets. The Company did not have any restricted cash at December 31, 2024.

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

Changes in the allowance for doubtful accounts receivable for the three years ended December 31, 2024, 2023 and 2022 were as follows:

	Balance at		Write-offs	Balance at
Year (in millions)	Beginning of Year	Expense (1)	and Other	End of Year
2024	$9.9	$0.8	$(0.9)	$9.8
2023	$13.0	$(2.1)	$(1.0)	$9.9
2022	$10.1	$3.2	$(0.3)	$13.0
(1)	Expense is shown net of amounts recovered from previously reserved doubtful accounts receivable.

Prepaid Expenses and Other Assets: Prepaid expenses and other assets consist of the following at December 31, 2024 and 2023:

	As of December 31,
Prepaid Expenses and Other Assets (in millions)	2024	2023
Prepaid fuel	$31.2	$22.5
Prepaid insurance and insurance related receivables	19.1	19.3
Prepaid operating expenses	8.8	8.2
Income tax receivables, net	2.0	125.2
Restricted cash - vessel construction obligations	—	2.3
Other	12.8	11.4
Total	$73.9	$188.9

Income tax receivables for the year ended December 31, 2023 included a 2021 federal tax return refund of $118.6 million. On April 19, 2024, the Company received the federal income tax refund of $118.6 million and interest of $10.2 million earned on the federal income tax refund.

Deferred Loan Fees: The Company records deferred loan fees, excluding those related to the revolving credit facility, as a reduction to Total Debt in the Company’s Consolidated Balance Sheets. These costs are being amortized over the life of the related debt using the effective interest method (see Note 8).

Deferred loan fees related to the Company’s revolving credit facility are recorded in other long-term assets in the Company’s Consolidated Balance Sheets and are amortized using the straight-line method, as the difference between that method and the use of the effective interest method is not material.

Other Long-Term Assets: Other long-term assets consist of the following at December 31, 2024 and 2023:

	As of December 31,
Other Long-Term Assets (in millions)	2024	2023
Pension plan assets	$49.0	$34.8
Vessel and equipment spare parts	15.9	14.2
Insurance related receivables	9.8	10.2
Other	4.9	7.2
Total	$79.6	$66.4

Property and Equipment: Property and equipment is stated at cost. Property and equipment is depreciated using the straight-line method over the estimated useful lives of the assets. The estimated useful lives of property and equipment range up to the following maximum lives:

Classification	Life
Vessels	40 years
Terminal cranes	30 years
Containers and chassis	15 years
Terminal equipment and other property	35 years

Capitalized Interest: The Company capitalizes interest costs during the period the qualified assets are being readied for their intended use. The Company determined that vessel construction costs are considered qualifying assets for the purposes of capitalizing interest on these assets. The amount of capitalized interest is calculated based on the amount of payments incurred related to the construction of these vessels using a weighted average interest rate. The weighted average interest rate is determined using the Company’s average borrowings outstanding during the period. Capitalized interest is included in vessel construction in progress in property and equipment in the Company’s Consolidated Balance Sheets (see Note 5). During the years ended December 31, 2024, 2023 and 2022, the Company capitalized $4.4 million, $2.6 million and $0.7 million of interest related to the construction of new vessels, respectively.

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

Long-lived assets and finite-lived intangible assets are grouped at the lowest level reporting unit for which identifiable cash flows are available. In evaluating for impairment, the estimated future undiscounted cash flows generated by each of these asset groups are compared with the carrying value recorded for each asset group to determine if its carrying value is recoverable. If this review determines that the amount recorded will not be recovered, the amount recorded for the asset group is reduced to its estimated fair value. No impairment charges of long-lived assets and finite-lived intangible assets were recorded for the years ended December 31, 2024, 2023 and 2022.

Indefinite-life intangible assets and goodwill are grouped at the lowest level reporting unit for which identifiable cash flows are available. In estimating the fair value of a reporting unit, the Company uses a combination of a discounted cash flow model and fair value based on market multiples of earnings before interest, taxes, depreciation and amortization. Based upon the Company’s evaluation of its indefinite-life intangible assets and goodwill for impairment, the Company determined that the fair value of each reporting unit exceeds book value. No impairment charges of indefinite-life intangible assets and goodwill were recorded for the years ended December 31, 2024, 2023 and 2022.

Impairment Evaluation of SSAT: The Company’s investment in SSAT, a related party, is evaluated for impairment whenever there is evidence of impairment during the reporting period. If any impairment is identified, the Company evaluates if the decrease in the fair value of the investment below its carrying value is other-than-temporary. The Company did not identify any impairment of its equity investment in SSAT during the years ended December 31, 2024, 2023 and 2022.

Other Liabilities: Other liabilities consist of the following at December 31, 2024 and 2023:

	As of December 31,
Other Liabilities (in millions)	2024	2023
Employee incentives and other benefits	$36.6	$33.9
Payroll and vacation	36.1	38.3
Insurance reserves and other related liabilities - short term	27.2	17.5
Income tax and other tax related liabilities	8.6	1.6
Deferred revenues	5.5	6.4
Multi-employer withdrawal liabilities - short term	4.1	4.1
Other short-term liabilities	5.1	6.2
Total	$123.2	$108.0

Other Long-Term Liabilities: Other long-term liabilities consist of the following at December 31, 2024 and 2023:

	As of December 31,
Other Long-Term Liabilities (in millions)	2024	2023
Multi-employer withdrawal liability	$44.2	$46.5
Insurance reserves and other related liabilities	25.6	23.8
Pension and post-retirement liabilities	21.3	21.8
Long-term tax liabilities	9.1	8.9
Other long-term liabilities	9.1	12.7
Total	$109.3	$113.7

Pension and Post-Retirement Plans: The Company is a member of the Pacific Maritime Association (“PMA”) and the Hawaii Stevedoring Industry Committee, which negotiate multi-employer pension plans covering certain shoreside bargaining unit personnel. The Company directly negotiates multi-employer pension plans covering other bargaining unit personnel. Pension costs are accrued in accordance with contribution rates established by the PMA, the parties to a plan or the trustees of a plan. Several trusteed, non-contributory, single employer defined benefit plans and defined contribution plans cover substantially all other employees.

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

Recognition of Revenues and Expenses: Revenue in the Company’s Consolidated Financial Statements is presented net of elimination of intercompany transactions. The following is a description of the Company’s principal revenue generating activities by segment, and the Company’s revenue recognition policy for each activity for the periods presented:

	Years Ended December 31,
Ocean Transportation (in millions) (1)	2024	2023	2022
Ocean Transportation services	$2,762.0	$2,420.8	$3,508.0
Terminal and other related services	32.0	36.9	18.5
Fuel sales	12.4	12.3	11.3
Vessel management and related services	3.3	7.0	6.8
Total	$2,809.7	$2,477.0	$3,544.6
(1)	Ocean Transportation revenue transactions are primarily denominated in U.S. dollars except for less than 3 percent of Ocean Transportation services revenue and fuel sales revenue categories which are denominated in foreign currencies.

●	Ocean Transportation services revenue is recognized ratably over the duration of a voyage based on the relative transit time completed in each reporting period. Vessel operating costs and other ocean transportation operating costs, such as terminal operating overhead and general and administrative expenses, are charged to operating costs as incurred.
●	Terminal and other related services revenue is recognized as the services are performed. Related costs are recognized as incurred.
●	Fuel sales revenue and related costs are recognized when the Company has completed delivery of the product to the customer in accordance with the terms and conditions of the contract.
●	Vessel management and related services revenue is recognized in proportion to the services completed. Related costs are recognized as incurred. In July 2024, the Company discontinued its vessel management and related services.

	Years Ended December 31,
Logistics (in millions) (1)	2024	2023	2022
Transportation Brokerage and Freight Forwarding services	$538.1	$546.8	$695.1
Warehousing services	40.0	42.5	53.5
Supply Chain Management services	34.0	28.3	49.8
Total	$612.1	$617.6	$798.4
(1)	Logistics revenue transactions are primarily denominated in U.S. dollars except for less than 3 percent of Transportation Brokerage and Freight Forwarding services revenue, and Supply Chain Management services revenue categories which are denominated in foreign currencies.

●	Transportation Brokerage and Freight Forwarding services revenue consists of amounts billed to customers for services provided. The primary costs include third-party purchased transportation services, agent commissions, labor and equipment. Revenue and the related purchased third-party transportation costs are recognized over the duration of a delivery based upon the relative transit time completed in each reporting period. Labor, agent commissions, and other operating costs are expensed as incurred. The Company reports revenue on a gross basis as the Company serves as the principal in these transactions because it is responsible for fulfilling the contractual arrangements with the customer and has latitude in establishing prices.
●	Warehousing services revenue consist of amounts billed to customers for storage, handling, and value-added packaging of customer merchandise. Storage revenue is recognized in the month the service is provided to the customer. Storage related costs are recognized as incurred. Other Warehousing services revenue and related costs are recognized in proportion to the services performed.
●	Supply Chain Management and other services revenue, and related costs are recognized in proportion to the services performed.

The Company generally invoices its customers at the commencement of the voyage or the transportation service being provided, or as other services are being performed. Revenue is deferred when services are invoiced in advance to the customer. The Company’s receivables are classified as short-term as collection terms are for periods of less than one year. The Company expenses sales commissions and contract acquisition costs as incurred because the amounts are generally immaterial. These expenses are included in general and administrative expenses in the Consolidated Statements of Income and Comprehensive Income.

Dividends: The Company recognizes dividends as a liability when approved by the Board of Directors.

Repurchase of Shares: During the years ended December 31, 2024, 2023 and 2022, the Company repurchased approximately 1.6 million, 2.1 million and 5.0 million shares, respectively, for $201.0 million, $158.2 million and $397.0 million, respectively. As of December 31, 2024, the number of remaining shares that may be repurchased under the Company’s share repurchase program was approximately 0.8 million shares. On February 27, 2025, the Company’s Board of Directors approved an additional 3.0 million shares of common stock to be added to the Company’s existing share repurchase program and extended the program’s expiration date to December 31, 2027. Shares may be repurchased in the open market from time to time, and may be made pursuant to a trading plan in accordance with Rule 10b5-1 of the Security Exchange Act of 1934.

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

Reclassifications: The Company reclassified amortization of deferred loan fees of $2.2 million and $2.1 million from Depreciation and amortization to Other within cash flows from operating activities in the Consolidated Statements of Cash Flows for the years ended December 31, 2023 and 2022, respectively, to conform to current year cash flow presentation. There were no changes in Net cash provided by operating activities as a result of this reclassification for the years ended December 31, 2023 and 2022.

Recently adopted accounting pronouncements: In November 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standard Update (“ASU”) 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures (“ASU 2023-07”). ASU 2023-07 requires companies to disclose on an annual and interim basis, significant segment expenses that are regularly provided to the chief operating decision maker. The Company adopted ASU 2023-07 during the year ended December 31, 2024 (see Note 3).

New Accounting Pronouncements: In November 2024, the FASB issued ASU 2024-03, Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses (“ASU 2024-03”). ASU 2024-03 requires disclosure of certain expenses in the financial statements including employee compensation, depreciation and amortization of intangible assets on an annual and interim basis. ASU 2024-03 is effective for fiscal years beginning after December 15, 2026 and interim periods within fiscal years beginning after December 15, 2027. ASU 2024-03 can be adopted either: (i) prospectively to the financial statements issued for reporting periods after the effective date of the ASU or (ii) retrospectively to any or all prior periods presented in the financial statements. The Company is currently evaluating the effects of adopting ASU 2024-03 but does not expect it will have a material impact on the Company’s consolidated financial statements.

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

3.REPORTABLE SEGMENTS

Reportable segments are components of an enterprise that engage in business activities from which it may earn revenues and incur expenses, whose operating results are regularly reviewed by the chief operating decision maker (“CODM”) to make decisions about resources to be allocated to the segment and assess its performance, and for which discrete financial information is available. The Company’s CODM is its Chief Executive Officer.

The Company identified two reportable segments on the basis of internal information provided to the CODM: Ocean Transportation and Logistics which are described in Note 1. Each segment is managed separately based upon fundamental differences in the operations of each segment. The Company’s Ocean Transportation service primarily involves the transportation of customer cargo on Company owned and chartered vessels. The Company’s Logistics service provides customers with logistics solutions primarily using third-party purchased transportation. The Company’s CODM assesses the performance of each segment using operating income. The Company’s CODM reviews the performance of each segment using monthly internal reports which provide variance analysis of actual results by segment compared to budget, forecast and prior year. The Company’s CODM uses this information when making decisions about the allocation of operating and capital resources to each segment. Segment balance sheet information is not provided to the CODM as capital decisions are based upon the Company’s consolidated balance sheet.

Reportable segment financial information for the years ended December 31, 2024, 2023 and 2022, are as follows:

	Year Ended			Year Ended			Year Ended
	December 31, 2024			December 31, 2023			December 31, 2022
(In millions)	Ocean Transportation	Logistics	Total	Ocean Transportation	Logistics	Total	Ocean Transportation	Logistics	Total
Operating Revenue (1)(2)	$2,809.7	$612.1	$3,421.8	$2,477.0	$617.6	$3,094.6	$3,544.6	$798.4	$4,343.0

Operating Expenses:
Operating costs:
Direct cargo expense	980.1	—	980.1	946.2	—	946.2	1,003.8	—	1,003.8
Vessel operating expense	610.5	—	610.5	580.4	—	580.4	703.6	—	703.6
Operating overhead (3)	329.1	—	329.1	297.7	—	297.7	301.2	—	301.2
Direct operating costs	—	493.1	493.1	—	504.2	504.2	—	663.7	663.7
Depreciation and amortization	141.1	12.0	153.1	130.6	11.6	142.2	131.1	8.1	139.2
Total operating costs	2,060.8	505.1	2,565.9	1,954.9	515.8	2,470.7	2,139.7	671.8	2,811.5
Loss (Income) from SSAT	1.0	—	1.0	(2.2)	—	(2.2)	(83.1)	—	(83.1)
General and administrative	247.0	56.6	303.6	229.5	53.8	283.3	206.8	54.2	261.0
Total Costs and Expenses	2,308.8	561.7	2,870.5	2,182.2	569.6	2,751.8	2,263.4	726.0	2,989.4

Operating Income:	$500.9	$50.4	551.3	$294.8	$48.0	342.8	$1,281.2	$72.4	1,353.6
Interest income			48.3			36.0			8.2
Interest expense			(7.5)			(12.2)			(18.0)
Other income (expense), net			7.3			6.4			8.5
Income before Taxes			599.4			373.0			1,352.3
Income taxes			(123.0)			(75.9)			(288.4)
Net Income			$476.4			$297.1			$1,063.9

Capital Expenditures (4)	$298.9	$11.2	$310.1	$240.2	$8.2	$248.4	$190.9	$18.4	$209.3

(1)	Ocean Transportation operating revenue excludes inter-segment revenue of $92.8 million, $76.5 million and $93.6 million for the years ended December 31, 2024, 2023 and 2022, respectively.

(2)	Logistics operating revenue excludes inter-segment revenue of $153.0 million, $132.2 million and $177.3 million for the years ended December 31, 2024, 2023 and 2022, respectively.
(3)	Ocean Transportation operating overhead includes dry-docking amortization of $27.2 million, $25.3 million and $24.9 million for the year ended December 31, 2024, 2023 and 2022, respectively.
(4)	Capital expenditures exclude accrued capital expenditures of $7.9 million, $10.8 million and $5.5 million as of December 31, 2024, 2023 and 2022, respectively.

Ocean Transportation’s operating expenses includes the following:

●	Operating costs includes:
o	Direct Cargo Expense includes terminal handling costs including labor and wharfage, outside purchased transportation and other related costs.
o	Vessel Operating Expense includes crew wages and related costs; fuel; pilots, tugs, lines and related costs; vessel charter expenses; and other vessel operating related expenses.
o	Operating Overhead Expense includes vessel repair and maintenance costs, inactive vessel costs, dry-docking amortization, equipment lease costs, equipment repair costs, insurance, port engineers and other maintenance costs, other vessel and shoreside related overhead and other indirect costs.
o	Depreciation and Amortization Expense includes depreciation of property and equipment and amortization of intangible assets.
●	Income from SSAT includes the Company’s share of income from its equity investment in SSAT and has been aggregated into the Ocean Transportation segment due to the operations of SSAT being an integral part of the Company’s Ocean Transportation business (see Note 4).
●	General and Administrative Expense includes employee salaries, wages and other related costs, equipment maintenance, computer hardware and software, professional fees and other general and administrative expenses.

Logistics’ operating expenses includes the following:

●	Operating costs includes:
o	Direct Operating Expense includes transportation costs, transportation brokerage expenses, agency commissions, leases of warehouses, cross-dock and other facility operating costs, wages and other related costs, and other operating overhead.
o	Depreciation and Amortization Expense includes depreciation of property and equipment and amortization of intangible assets.
●	General and Administrative Expense includes employee salaries, wages and other related costs, computer hardware and software, professional fees and other general and administrative expenses.

The Company’s Ocean Transportation segment provides ocean transportation services to the Logistics segment, and the Logistics segment provides logistics services to the Ocean Transportation segment in certain transactions. Accordingly, inter-segment revenue of $245.8 million, $208.7 million and $270.9 million for the years ended December 31, 2024, 2023 and 2022, respectively, have been eliminated from operating revenues. In arrangements where the customer purchases ocean transportation and logistics services, the revenues are allocated to each reportable segment based upon the contractual amounts for each type of service.

Customer Concentration: The Company’s Ocean Transportation segment serves customers in numerous industries and carries a wide variety of cargo, mitigating its dependence upon any single customer or single type of cargo. The Company’s 10 largest Ocean Transportation customers account for approximately 18 percent of the Company’s Ocean Transportation revenue.

The Company’s Logistics segment serves customers in numerous industries. The Company’s 10 largest logistics customers account for approximately 17 percent of the Company’s Logistics revenue.

4.	INVESTMENT IN SSAT

The Company accounts for its 35 percent ownership interest in SSAT using the equity method of accounting. The Company records its share of income from SSAT in costs and expenses within the Ocean Transportation segment due to operations of SSAT being an integral part of the Company’s Ocean Transportation business. The Company’s investment in SSAT was $84.1 million and $85.5 million at December 31, 2024 and 2023, respectively.

On March 1, 2024, SSAT completed the sale of 25 percent of its equity interest in SSA Terminals (Seattle Terminals), LLC (“SSAT ST”) to a third-party company. After the completion of this transaction, SSAT retains a 50 percent controlling interest in SSAT ST, while the third-party company increased its non-controlling interest to 50 percent in SSAT ST. As a result of this transaction, the Company recorded an increase in its investment in SSAT of approximately $13.2 million, an increase in deferred income taxes of $3.1 million, and a corresponding increase in retained earnings of $10.1 million during the year ended December 31, 2024.

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

The Company’s share of income recorded in the Consolidated Statements of Income and Comprehensive Income and distributions received by the Company during the years ended December 31, 2024, 2023 and 2022 are as follows:

	Years Ended December 31,
(In millions)	2024	2023	2022
Company’s share of income from SSAT (1)	$(1.0)	$2.2	$83.1
Distributions received from SSAT	$14.0	$—	$47.3
(1)

Includes an impairment charge of $18.4 million representing the Company’s portion of an impairment charge recorded by SSAT, which related to the write-down of an asset group which includes a terminal operating lease asset during the year ended December 31, 2024. No impairment charges were recorded during the years ended December 31, 2023 and 2022.

The Company’s Ocean Transportation segment operating costs for terminal services provided by SSAT include $320.9 million, $297.2 million and $308.3 million for the years ended December 31, 2024, 2023 and 2022, respectively. Accounts payable and accrued liabilities in the Consolidated Balance Sheets for terminal services payable to SSAT include $34.4 million and $43.4 million at December 31, 2024 and 2023, respectively.

A summary of SSAT’s Condensed Balance Sheets at December 31, 2024 and 2023 are as follows:

	As of December 31,
Condensed Balance Sheets (in millions)	2024	2023
Current assets	$305.7	$304.0
Non-current assets	1,625.8	1,510.2
Total Assets	$1,931.5	$1,814.2

Current liabilities	$271.9	$271.8
Non-current liabilities	1,371.5	1,255.3
Equity	288.1	287.1
Total Liabilities and Equity	$1,931.5	$1,814.2

A summary of SSAT’s Condensed Statements of Operating Income and Net Income for the years ended December 31, 2024, 2023 and 2022 are as follows:

	Years Ended December 31,
Condensed Statements of Operating Income and Net Income (in millions)	2024	2023	2022
Operating revenue	$1,193.3	$1,025.1	$1,466.9
Operating costs and expenses	1,162.6	1,019.6	1,168.8
Operating income	30.7	5.5	298.1
Net (Loss) Income (1)(2)	$(6.4)	$11.9	$249.6
(1)	Includes an impairment charge related to the write-down of an asset group which includes a terminal operating lease asset during the year ended December 31, 2024. No impairment amounts were recorded during the years ended December 31, 2023 and 2022.
(2)	Includes earnings from equity method investments held by SSAT less earnings allocated to non-controlling interests and includes net income or loss attributable to noncontrolling interests.

5.	PROPERTY AND EQUIPMENT

Property and equipment consists of the following as of December 31, 2024 and 2023:

	As of December 31, 2024			As of December 31, 2023
		Accumulated			Accumulated
(In millions)	Cost	Depreciation	Net Book Value	Cost	Depreciation	Net Book Value
Vessels	$2,475.2	$961.9	$1,513.3	$2,323.4	$886.8	$1,436.6
Containers and equipment	883.8	465.9	417.9	845.0	451.9	393.1
Terminal equipment and other property	152.3	64.0	88.3	148.0	58.6	89.4
New vessel construction in progress	198.8	—	198.8	103.1	—	103.1
Other construction in progress	42.6	—	42.6	67.7	—	67.7
Total	$3,752.7	$1,491.8	$2,260.9	$3,487.2	$1,397.3	$2,089.9

New vessel construction in progress at December 31, 2024 and 2023 includes milestone progress payments, capitalized interest and other costs related to the construction of three new Jones Act vessels. Delivery of the first vessel is currently anticipated to be in the first quarter 2027, with subsequent deliveries expected in the third quarter 2027 and second quarter 2028.

Depreciation expense for the years ended December 31, 2024, 2023 and 2022 are as follows:

	Years Ended December 31,
(In millions)	2024	2023	2022
Depreciation expense	$135.4	$124.4	$123.5

6.	GOODWILL AND INTANGIBLE ASSETS

Goodwill by segment consists of the following as of December 31, 2024 and 2023:

	Ocean
(In millions)	Transportation	Logistics	Total
Goodwill	$222.6	$105.2	$327.8

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

Intangible assets by segment consist of the following as of December 31, 2024 and 2023:

	As of December 31, 2024			As of December 31, 2023
	Gross	Accumulated		Gross	Accumulated
(In millions)	Amount	Amortization	Net Book Value	Amount	Amortization	Net Book Value
Ocean Transportation - Customer relationships	$140.6	$64.4	$76.2	$140.6	$57.9	$82.7
Logistics:
Customer relationships	106.2	50.3	55.9	110.4	44.0	66.4
Trade name	27.3	—	27.3	27.3	—	27.3
Total Logistics	133.5	50.3	83.2	137.7	44.0	93.7
Total	$274.1	$114.7	$159.4	$278.3	$101.9	$176.4

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

Intangible assets related amortization expense for the years ended December 31, 2024, 2023 and 2022, are as follows:

	Years Ended December 31,
(In millions)	2024	2023	2022
Amortization expense	$12.8	$13.6	$11.4

As of December 31, 2024, estimated amortization expense related to customer relationship intangible assets during the next five years and thereafter are as follows:

Customer
Year (in millions)	Relationships
2025	$13.0
2026	12.5
2027	12.6
2028	12.5
2029	12.5
Thereafter	69.0
Total	$132.1

7.	CAPITAL CONSTRUCTION FUND

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

A summary of the activities within the CCF cash and cash equivalents, and investment accounts for the years ended December 31, 2024 and 2023 consists of the following:

	Years Ended
	December 31,
(In millions)	2024	2023
CCF Cash and Cash Equivalents:
CCF cash and cash equivalents balance at beginning of period	$599.4	$518.2
Cash deposits into the CCF	50.0	100.0
Cash paid for purchase of U.S. Treasury debt securities and accrued interest	(449.8)	—
Proceeds from U.S. Treasury debt securities at maturity	48.1	—
Interest income deposited into the CCF	18.8	31.1
Repurchase of assigned accounts receivable	53.8	—
Qualifying withdrawal payments out of the CCF	(89.6)	(49.9)
Total CCF cash and cash equivalents balance at end of period	$230.7	$599.4

CCF Investments:
CCF investments balance at beginning of period	$—	$—
Purchase of U.S. Treasury debt securities	448.1	—
Withdrawals of U.S. Treasury debt securities at maturity	(48.1)	—
Accretion of investments	11.9	—
Total CCF investments balance at end of period	411.9	—
Total CCF cash and cash equivalents, and investments balance at end of period	$642.6	$599.4

Cash on deposit and assigned accounts receivables in the CCF as of December 31, 2024 and 2023 are as follows:

	As of December 31,
(In millions)	2024	2023
Capital Construction Fund:
Cash and cash equivalents, and investments account	$642.6	$599.4
Assigned accounts receivables	$178.1	$218.1

Cash on deposit in the CCF is invested in a U.S. Treasury obligations fund with daily liquidity. At December 31, 2024, securities held within the U.S. Treasury obligations fund had a weighted average life of 96 days. The Company’s CCF investments are in fixed-rate U.S. Treasury obligations with various maturity dates of up to 3 years. Cash on deposit and investment in the CCF are classified as a long-term asset on the Company’s Condensed Consolidated Balance Sheets, as the Company intends to use withdrawals to fund qualified milestone progress payments for the construction of three new Jones Act vessels.

Assigned accounts receivable in the CCF are classified as part of accounts receivable on the Company’s Consolidated Balance Sheets due to the nature of the assignment. During the year ended December 31, 2024, the Company repurchased assigned accounts receivables of $53.8 million. During the year ended December 31, 2023, the Company assigned $200.0 million of accounts receivables into the CCF.

8.	DEBT

The Company’s debt consists of the following as of December 31, 2024 and 2023:

	As of December 31,
(In millions)	2024	2023
Private Placement Term Loans:
3.37%, payable through 2027	$34.6	$46.2
3.14%, payable through 2031	100.1	114.4
Title XI Debt:
1.22%, payable through 2043	150.3	158.2
1.35%, payable through 2044	115.9	121.8
Total Debt	400.9	440.6
Less: Current portion	(39.7)	(39.7)
Total Long-term Debt	361.2	400.9
Less: Deferred loan fees	(10.4)	(11.6)
Total Long-term Debt, net of deferred loan fees	$350.8	$389.3

The following is a description of the Company’s debt:

Private Placement Term Loans: In September 2016, the Company issued $200.0 million of 15-year senior unsecured notes (the “Series D Notes”) at an interest rate of 3.14 percent, payable semi-annually. In December 2016, the Company issued $75 million of 11-year senior unsecured notes at an interest rate of 3.37 percent, payable semi-annually.

Title XI Bonds: In April 2020, MatNav issued $185.9 million in U.S. government guaranteed vessel financing bonds to partially refinance debt incurred in connection with the construction of Daniel K. Inouye (the “DKI Title XI Debt”). The secured DKI Title XI Debt matures in October 2043 and has a cash interest rate of 1.22 percent, payable semi-annually in arrears.

In June 2020, MatNav issued $139.6 million in U.S. government guaranteed vessel financing bonds to partially refinance debt incurred in connection with the construction of Kaimana Hila (the “KMH Title XI Debt”, and together with the DKI Title XI Debt, the “Title XI Debt”). The secured KMH Title XI Debt matures in March 2044 and has a cash interest rate of 1.35 percent, payable semi-annually in arrears.

MatNav may prepay any amounts outstanding under the Title XI Debt agreements subject to a potential prepayment premium or other adjustment, in accordance with the Title XI Debt agreements. Once amounts under the Title XI Debt are repaid, they may not be reborrowed. Mandatory prepayments are required under certain limited circumstances, including specified casualty events with respect to Daniel K. Inouye and Kaimana Hila (the “Vessels”).

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

As of December 31, 2024, the Company had $643.9 million of remaining borrowing availability under the revolving credit facility. The Company used $6.1 million of the revolving credit facility for letters of credit outstanding as of

December 31, 2024. Borrowings under the revolving credit facility are classified as long-term debt in the Company’s Consolidated Balance Sheets, as principal payments are not required until the maturity date.

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

Debt Maturities: At December 31, 2024, debt maturities during the next five years and thereafter are as follows:

As of
Year (in millions)	December 31, 2024
2025	$39.7
2026	39.7
2027	39.7
2028	28.2
2029	28.2
Thereafter	225.4
Total Debt	$400.9

Deferred Loan Fees: Activity relating to deferred loan fees for the year ended December 31, 2024 are as follows:

Deferred Loan Fees (in millions)	Amount
Balance at December 31, 2023	$11.6
Amortization expense for the year ended December 31, 2024	(1.2)
Balance at December 31, 2024	$10.4

As of December 31, 2024, amortization expense relating to deferred loan fees during the next five years and thereafter are as follows:

Year (in millions)	Amount
2025	$1.1
2026	1.0
2027	0.9
2028	0.9
2029	0.8
Thereafter	5.7
Total amortization expense of deferred loan fees	$10.4

Title XI Debt Covenants: The Title XI Debt agreements contain customary representations and warranties as well as affirmative and negative covenants, defaults and other provisions typical for MARAD-guaranteed financings of this type, with definitions, limitations and financial tests all as negotiated between MatNav and MARAD. The covenants in the Title XI Debt agreements include, among other things, limitations on certain other indebtedness, loans and investments, liens, mergers, asset sales, sale and leasebacks, and transactions with affiliates as defined within the Title XI Debt agreements. Certain of the covenants in the Title XI Debt agreements are applicable only upon and during the continuance of either (i) an event of default or (ii) the failure of either the Company or MatNav to meet certain supplemental financial tests, including the following:

●	The supplemental financial tests applicable to MatNav include maintenance of a working capital minimum of $1, and maintenance of a long-term debt to net worth ratio of greater than or equal to 2.0 to 1.0; and
●	The supplemental financial tests applicable to the Company include maintenance of a net worth greater than or equal to 90% of the net worth of the Company as set forth in the most recent audited financial statements prior to closing of the issuance of the Title XI Bonds and compliance with the leverage ratio set forth in the Credit Agreement.

Debt Security and Guarantees: All of the debt of the Company and MatNav, including related guarantees, as of December 31, 2024 was unsecured, except for the Title XI Debt.

Under the Title XI Debt agreements, MARAD has guaranteed certain obligations of MatNav. MatNav has agreed to reimburse MARAD for any payments it makes under the MARAD guaranty, and MatNav’s obligations to MARAD with respect to the Title XI Debt are secured by a mortgage on the Vessels and certain other related assets (the “Collateral”). In addition, MatNav’s obligations to MARAD with respect to the Title XI Debt are guaranteed by the Company under an Affiliate Guaranty.

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

The Company’s sub-lease income was nominal to the Company’s Consolidated Statements of Income and Comprehensive Income for the years ended December 31, 2024 and 2023. The Company did not have any finance leases during the years ended December 31, 2024 and 2023. Certain of the Company’s lease agreements include rental payments that may be adjusted in the future based on economic conditions and others include rental payments adjusted periodically for inflation. Variable lease expense is disclosed for the adjusted portion of such payments.

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

Components of Lease Cost: Components of lease cost recorded in the Company’s Consolidated Statement of Income and Comprehensive Income consists of the following for the years ended December 31, 2024, 2023 and 2022:

	Years Ended
	December 31,
(In millions)	2024	2023	2022
Operating lease cost	$143.4	$151.0	$162.2
Short-term lease cost	10.4	7.7	0.6
Variable lease cost	0.6	0.6	0.8
Total lease cost	$154.4	$159.3	$163.6

Other Lease Information: Other information related to the Company’s operating leases consists of the following for the years ended December 31, 2024 and 2023:

	Years Ended
	December 31,
(In millions)	2024	2023
Cash paid for amounts included in operating lease liabilities	$148.7	$154.3
Right of use assets obtained in the exchange for new operating lease liabilities	$205.8	$40.0

	As of December 31,
	2024	2023
Weighted average remaining operating lease term	5.3 years	4.8 years
Weighted average incremental borrowing rate	4.3%	3.1%

Maturities of operating lease liabilities consist of the following at December 31, 2024:

As of
Year (in millions)	December 31, 2024
2025	$133.3
2026	98.0
2027	71.2
2028	21.4
2029	10.1
Thereafter	79.9
Total lease payments	413.9
Less: Interest	(55.4)
Present value of operating lease liabilities	358.5
Less: Short-term portion	(129.0)
Long-term operating lease liabilities	$229.5

10.	INCOME TAXES

Income Taxes: Income taxes consist of the following for the years ended December 31, 2024, 2023 and 2022:

	Years Ended December 31,
(In millions)	2024	2023	2022
Current:
Federal	$86.8	$44.0	$171.5
State	12.4	9.2	18.3
Foreign	3.5	3.0	1.3
Total current tax expense	102.7	56.2	191.1
Deferred:
Federal	17.9	18.2	71.1
State	2.8	—	24.3
Foreign	(0.4)	1.5	1.9
Total deferred tax expense	20.3	19.7	97.3
Total income taxes	$123.0	$75.9	$288.4

Income taxes for the years ended December 31, 2024, 2023 and 2022 vary from amounts computed by applying the statutory U.S. federal income tax rate due to the following:

	Years Ended December 31,
	2024	2023	2022
U.S. federal income tax rate	21.0%	21.0%	21.0%
State and local taxes, net of federal benefit	2.3%	2.6%	2.8%
Foreign-derived intangible income (FDII)	(2.6)%	(2.0)%	(2.4)%
Foreign taxes	0.3%	0.4%	0.1%
Share-based payments	0.2%	0.5%	—%
Return to provision true-ups	(0.7)%	(2.8)%	0.1%
Other, net	—%	0.6%	(0.3)%
Effective income tax rate	20.5%	20.3%	21.3%

The tax effects of temporary differences that gave rise to significant positions of deferred tax assets and deferred tax liabilities at December 31, 2024 and 2023, were as follows:

	As of December 31,
(In millions)	2024	2023
Deferred tax assets:
Operating lease liabilities	$84.0	$77.4
Deferred compensation	12.1	11.8
Multi-employer withdrawal liabilities	11.4	12.8
Insurance reserves	7.8	6.3
U.S. state alternative minimum tax credits	5.9	7.4
Other	15.8	12.9
Total deferred tax assets	137.0	128.6
Valuation allowance	(5.0)	(5.3)
Total deferred tax assets, net of valuation allowance	132.0	123.3

Deferred tax liabilities:
Basis differences for property and equipment	482.7	451.4
Capital Construction Fund	192.1	206.9
Operating lease right of use assets	83.8	75.8
Intangibles	40.3	42.3
Other	26.5	16.2
Total deferred tax liabilities	825.4	792.6
Deferred tax liability, net	$693.4	$669.3

Income Tax Receivables: The Company had income tax receivables of approximately $2.0 million and $125.2 million at December 31, 2024 and 2023, respectively. The income tax receivable for the year ended December 31, 2023 included a 2021 federal income tax refund of approximately $118.6 million. On April 19, 2024, the Company received the federal income tax refund of $118.6 million and interest of $10.2 million earned on the federal income tax refund. These income tax receivable amounts have been included in prepaid expenses and other assets in the Company’s Consolidated Balance Sheets (see Note 2).

State Income Tax Operating Losses, State Tax Credit and Valuation Allowance: The Company’s U.S. state income tax net operating losses (“NOLs”) and U.S. state tax credit carryforwards consist of the following at December 31, 2024 and 2023:

(In millions)	Expiration Date	2024	2023
U.S. state income tax NOLs (1)	Various dates beginning in 2032	$136.5	$152.3
U.S. state alternative minimum tax credits	No expiration date	$5.9	$7.3
(1)	U.S. State income tax NOLs were acquired as part of the Horizon acquisition and are presented on a gross tax basis. These U.S. state income tax NOLs are excluded from the Company’s deferred tax assets and deferred tax liabilities above as the Company does not expect to benefit from any of the $136.5 million and $152.3 million balance as of December 31, 2024 and 2023, respectively.

The Company recorded a valuation allowance against its unusable portion of U.S. state income tax NOLs of $5.0 million and $5.3 million as of December 31, 2024 and 2023, respectively, as the Company believes that it is more likely than not that the benefit from these deferred assets will not be realized.

Unrecognized Tax Benefits: Total unrecognized benefits represent the amount that, if recognized, would favorably affect the Company’s income taxes and effective tax rate in future periods. The Company does not expect a material change in gross unrecognized benefits in the next twelve months. A reconciliation of the beginning and ending amount of gross unrecognized tax benefits is as follows:

	Years Ended December 31,
Unrecognized Tax Benefits (in millions)	2024	2023	2022
Balance at beginning of year	$28.4	$25.1	$19.2
Tax position changes in current year	(0.7)	3.6	5.8
Tax position changes in prior years	(0.1)	(0.1)	0.3
Reductions for lapse of statute of limitations	(0.9)	(0.2)	(0.2)
Balance at end of year	$26.7	$28.4	$25.1

Included in the balance of unrecognized tax benefits at December 31, 2024 are potential benefits of $22.9 million that, if recognized, would affect the Company’s income taxes and effective tax rate. The Company recognizes potential accrued interest and penalties related to unrecognized tax benefits in income taxes. To the extent interest and penalties are not ultimately assessed with respect to the settlement of uncertain tax positions, amounts accrued will be reduced and reflected as a reduction of the Company’s income taxes. Interest and penalties accrued related to the balance of unrecognized tax benefits were $1.2 million and $1.4 million as of December 31, 2024, and $0.9 million and $1.5 million as of December 31, 2023, respectively. During the years ended December 31, 2024 and 2023, the Company recognized $0.4 million and $0.7 million, respectively, in income taxes related to interest and penalties.

The Company is no longer subject to U.S. federal income tax audits for years before 2017. The Company is routinely involved in federal, state, local income and excise tax audits, and foreign tax audits.

11.	PENSION AND POST-RETIREMENT PLANS

Qualified Pension and Post-retirement Benefits Plans: The Company provides a funded qualified single employer defined benefit pension plan that covers most non-bargaining employees and certain clerical bargaining unit employees. The Company also provides a post-retirement benefit plan that provides health and life insurance benefits, and covers substantially all salaried, non-bargaining employees hired before 2008, and certain bargaining unit employees. Employees are generally eligible for such benefits upon retirement and completion of a specified number of years of service. The Company does not pre-fund the post-retirement benefit plan and has the right to modify or terminate the plan in the future, with the exception of the benefits pertaining to the bargaining unit employees. Most non-bargaining retirees pay a portion of these post-retirement benefit costs.

Plan Administration, Investments and Asset Allocations: The Company has a Benefits Investment Committee that meets regularly with investment advisors to establish investment policies, direct investments and select investment options for the qualified plan. The Benefits Investment Committee is also responsible for appointing investment managers and monitoring their performance. The Company’s investment policy permits investments in marketable equity securities, such as domestic and foreign stocks, domestic and foreign bonds, real estate investments, and cash equivalents. The Company’s investment policy does not permit direct investment in certain types of assets, such as options or commodities, or the use of certain strategies, such as short selling or the purchase of securities on margin.

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

The Company’s target and actual asset allocations at December 31, 2024 and 2023 were as follows:

Asset Categories	Target	2024	2023
Domestic equity securities	55%	58%	57%
International equity securities	15%	16%	16%
Debt securities	20%	19%	19%
Real estate	5%	5%	5%
Other and cash	5%	2%	3%
Total	100%	100%	100%

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

Actual return on plan assets for the periods presented are as follows:

Actual Return on Plan Assets	Returns
One-year return	9.9%
Three-year return	3.1%
Five-year return	7.1%
Long-term average return (since plan inception in 1989)	8.2%

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

The fair values of the Company’s pension plan assets at December 31, 2024 and 2023 by asset category were as follows:

	Fair Value Measurements at December 31, 2024
		Quoted Prices in	Significant	Significant
		Active Markets	Observable	Unobservable
Asset Category (in millions)	Total	(Level 1)	Inputs (Level 2)	Inputs (Level 3)
Cash	$5.1	$5.1	$—	$—
Equity securities:
U.S. large-cap	90.9	90.9	—	—
U.S. mid- and small-cap	50.2	50.2	—	—
International large-cap	7.1	7.1	—	—
Fixed income securities:
U.S. Treasuries	20.0	12.9	7.1	—
Municipal bonds	0.2	—	0.2	—
Investment grade U.S. corporate bonds	24.9	—	24.9	—
Convertible bonds	0.1	—	0.1	—
International fixed income securities	0.1	—	0.1	—
Total	198.6	$166.2	$32.4	$—
Investment measured at NAV (1)	42.6
Total plan assets	$241.2

	Fair Value Measurements at December 31, 2023
		Quoted Prices in	Significant	Significant
		Active Markets	Observable	Unobservable
Asset Category (in millions)	Total	(Level 1)	Inputs (Level 2)	Inputs (Level 3)
Cash	$6.1	$6.1	$—	$—
Equity securities:
U.S. large-cap	82.8	82.8	—	—
U.S. mid- and small-cap	46.0	46.0	—	—
International large-cap	7.1	7.1	—	—
Fixed income securities:
U.S. Treasuries	19.2	—	19.2	—
Municipal bonds	0.2	—	0.2	—
Investment grade U.S. corporate bonds	24.7	—	24.7	—
Convertible bonds	0.1	—	0.1
International fixed income securities	0.1	—	0.1	—
Total	186.3	$142.0	$44.3	$—
Investment measured at NAV (1)	41.6
Total plan assets	$227.9
(1)	Certain funds for which fair value is measured using the NAV per share as a practical expedient are not leveled within the fair value hierarchy and are included as a reconciling item to total plan assets. These investments include real estate and certain developed and emerging market equity funds.

Contributions to the qualified single employer defined benefit pension plan are determined annually by the Company, taking into consideration recommendations from the actuary based upon the actuarially determined minimum required contributions under the Employee Retirement Income Security Act of 1974 (“ERISA”), as amended, the Pension Protection Act of 2006, and the maximum deductible contribution allowed for tax purposes. The Company’s funding policy is to contribute cash so that it meets at least the minimum required contributions, with an allowance for discretionary contributions. In 2024, 2023 and 2022, the Company contributed $4.5 million, $9.0 million and $9.0 million, respectively, in pension contributions to this plan, which were in excess of the minimum required contributions.

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

Benefit Plan Assets and Obligations: The measurement date for the Company’s benefit plan disclosures is December 31 of each year. The status of the funded qualified defined benefit pension plan and the unfunded post-retirement benefit plan at December 31, 2024 and 2023 are shown below:

			Post-retirement
	Pension Benefits		Benefits
	December 31,		December 31,
(In millions)	2024	2023	2024	2023
Change in Benefit Obligation:
Benefit obligation at beginning of year	$193.1	$187.4	$19.5	$15.3
Service cost	3.7	3.1	0.2	0.2
Interest cost	9.7	10.0	1.0	0.8
Participant contributions	—	—	0.6	0.7
Actuarial loss (gain)	(1.2)	5.5	(0.6)	4.5
Benefits paid, net of subsidies received	(13.1)	(12.9)	(2.3)	(2.0)
Benefit obligation at end of year	192.2	193.1	18.4	19.5

Change in Plan Assets:
Fair value of plan assets at beginning of year	227.9	206.3	—	—
Actual return on plan assets	21.9	25.5	—	—
Participant contributions	—	—	0.6	0.7
Employer contributions	4.5	9.0	1.7	1.3
Benefits paid, net of subsidies received	(13.1)	(12.9)	(2.3)	(2.0)
Fair value of plan assets at end of year	241.2	227.9	—	—
Funded Status and Recognized Plan Assets and Benefit Obligations	$49.0	$34.8	$(18.4)	$(19.5)

Qualified pension and post-retirement benefit plan assets and liabilities recognized in the Consolidated Balance Sheets and expenses recognized in accumulated other comprehensive income (loss) at December 31, 2024 and 2023 were as follows:

			Post-retirement
	Pension Benefits		Benefits
	December 31,		December 31,
(In millions)	2024	2023	2024	2023
Non-current assets	$49.0	$34.8	$—	$—
Current liabilities	—	—	(1.1)	(1.1)
Non-current liabilities	—	—	(17.3)	(18.4)
Total	$49.0	$34.8	$(18.4)	$(19.5)

Net (loss) gain, net of taxes	$(14.0)	$(20.3)	$2.5	$2.7
Prior service credit, net of taxes	—	—	5.6	8.3
Total	$(14.0)	$(20.3)	$8.1	$11.0

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

Components of the net periodic benefit cost and other amounts recognized in other comprehensive income (loss) for the qualified pension plan and the post-retirement benefit plan during 2024, 2023 and 2022 were as follows:

	Pension Benefits			Post-retirement Benefits
	December 31,			December 31,
(In millions)	2024	2023	2022	2024	2023	2022
Components of Net Periodic Benefit Cost (Credit):
Service cost	$3.7	$3.1	$4.8	$0.2	$0.2	$0.7
Interest cost	9.7	10.0	7.0	1.0	0.8	0.8
Expected return on plan assets	(15.1)	(13.9)	(16.0)	—	—	—
Amortization of net actuarial loss (gain)	0.4	1.3	2.4	(0.8)	(2.0)	0.8
Amortization of prior service credit	—	—	(1.0)	(3.7)	(3.7)	(3.6)
Net periodic benefit cost (credit)	(1.3)	0.5	(2.8)	(3.3)	(4.7)	(1.3)

Other Changes in Plan Assets and Benefit Obligations Recognized in Other Comprehensive Income, net of tax:
Net (gain) loss	(6.0)	(4.5)	(12.3)	(0.5)	3.4	(10.7)
Amortization of net actuarial (loss) gain	(0.3)	(1.0)	(1.8)	0.6	1.5	(0.6)
Amortization of prior service credit	—	—	0.8	2.8	2.8	2.7
Total recognized in other comprehensive (income) loss	(6.3)	(5.5)	(13.3)	2.9	7.7	(8.6)
Total recognized in net periodic benefit cost and other comprehensive (income) loss	$(7.6)	$(5.0)	$(16.1)	$(0.4)	$3.0	$(9.9)

The weighted average assumptions used to determine benefit information during 2024, 2023 and 2022 were as follows:

	Pension Benefits			Post-retirement Benefits
	December 31,			December 31,
	2024	2023	2022	2024	2023	2022
Discount rate (1)	5.60%	5.30%	5.60%	5.60%	5.40%	5.50%
Expected return on plan assets	6.85%	6.85%	6.75%
Rate of compensation increase	3.50%	3.50%	4.00% - 3.50%	3.50%	3.50%	4.00% - 3.50%
Cash balance interest credit rate	3.90% - 4.42%	4.50% - 3.25%	3.50% - 3.25%
Immediate health care cost trend rate:
Pre-65 group				6.30%	6.80%	6.60%
Post-65 group				6.50%	7.10%	6.10%
Ultimate health care cost trend rate				3.90%	3.90%	4.00%
Year ultimate health care cost trend rate is reached				2048	2048	2046
(1)	The Company derives a single equivalent rate utilizing a yield curve constructed from a portfolio of high-quality corporate bonds with various maturities.

Non-qualified Pension Plans: The Company has non-qualified supplemental pension plans covering certain employees and retirees, which provide for incremental pension payments from the Company’s general funds so that total pension benefits would be substantially equal to amounts that would have been payable from the Company’s qualified pension plans if it were not for limitations imposed by income tax law. A few employees and retirees receive additional supplemental pension benefits. Non-qualified pension plan liabilities recognized in the Consolidated Balance Sheets and expenses recognized in accumulated other comprehensive income (loss) at December 31, 2024 and 2023 are as follows:

	Non-qualified
	Pension Benefits
	December 31,
(In millions)	2024	2023
Current liabilities	$(0.4)	$(1.2)
Non-current liabilities	(4.0)	(3.4)
Total	$(4.4)	$(4.6)

Net (loss), net of taxes	$(0.4)	$(0.2)
Total	$(0.4)	$(0.2)

Discount rates of 5.4 percent and 5.2 percent were used in determining the 2024 and 2023 non-qualified pension plan obligations, respectively.

Estimated Benefit Payments: The estimated future benefit payments for the next ten years consist of the following as of December 31, 2024:

		Non-qualified
	Pension	Pension	Post-retirement
Year (in millions)	Benefits	Benefits	Benefits (1)
2025	$15.3	$0.4	$1.1
2026	15.3	0.5	1.1
2027	15.8	0.5	1.1
2028	16.2	0.5	1.1
2029	16.1	0.7	1.1
2030-2034	80.1	2.7	5.7
Total	$158.8	$5.3	$11.2
(1)	Net of participant contributions and Medicare Part D subsidies.

Defined Contribution Plans: The Company sponsors defined contribution plans that qualify under Sections 401(a) and 401(k) of the Internal Revenue Code. The Company may make discretionary matching contributions equal to a specified percentage of each participant’s 401(k) contributions and makes other non-discretionary contributions. For the year ended December 31, 2024, the Company provided employees with discretionary matching contributions of up to 3 percent of eligible employee compensation, and for a select group of employees, up to 4 percent of eligible employee compensation. The Company’s matching contributions and other contributions expensed in 2024, 2023 and 2022 were $4.6 million, $4.2 million and $3.6 million, respectively.

The Company may also provide a discretionary profit sharing contribution under the qualified defined contribution plans to non-bargaining unit employees, if both a minimum threshold of Company performance is achieved and the Board of Directors has approved the profit sharing contribution. For certain eligible employees, supplemental profit sharing contributions are credited under a non-qualified plan to be paid after separation from service from the Company’s general funds so that total profit sharing contributions would be substantially equal to amounts that would have been contributed to the Company’s qualified defined contribution plans if it were not for limitations imposed by income tax law. Discretionary profit sharing contributions expensed in 2024, 2023 and 2022 were $3.1 million, $3.1 million and $2.8 million, respectively.

Multi-employer Bargaining Plans:

The Company contributes to multi-employer defined benefit pension plans under the terms of collective-bargaining agreements that cover its bargaining unit employees. Contributions are generally based on amounts paid for union labor or cargo volume. The risks of participating in multi-employer plans are different from single employer plans because assets contributed to the multi-employer plan by one employer may be used to provide benefits to employees of other participating employers. Additionally, if one employer stops contributing to the plan, the unfunded obligations of the plan may be borne by the remaining participating employers.

The multi-employer pension plans are subject to the plan termination insurance provisions of ERISA and are paying premiums to the Pension Benefit Guaranty Corporation (“PBGC”). The statutes provide that an employer who withdraws from, or significantly reduces its contribution obligation to, a multi-employer plan generally will be required to continue funding its proportional share of the plan’s unfunded vested benefits. As of December 31, 2024, the Company’s estimated benefit plan withdrawal obligations were $155.5 million. Except as described in Note 12, no withdrawal obligations have been recorded by the Company in the Consolidated Balance Sheets at December 31, 2024 and 2023, as the Company has no present intention of withdrawing from and does not anticipate termination of any of these plans.

Information regarding the Company’s participation in multi-employer pension plans is outlined in the table below. The “EIN/Pension Plan Number” column provides the Employer Identification Number (“EIN”) and the three-digit plan number, if applicable. Unless otherwise noted, the most recent Pension Protection Act zone status available in 2024 and 2023 is for the plan’s year-end at December 31, 2024 and 2023, respectively. The zone status is based on information that the Company received from the plan and is certified by the plan’s actuary. Among other factors, plans in the red zone are generally less than 65 percent funded; plans in the orange zone are both a) less than 80 percent funded and b) have an accumulated/expected funding deficiency in any of the next six plan years, net of any amortization extensions; plans in the yellow zone meet either one of the criteria mentioned in the orange zone; and plans in the green zone are at least 80 percent funded. The funding improvement plan (“FIP”) or rehabilitation plan (“RP”) column indicates the status which is either pending or has been implemented. The last column lists the expiration dates of the collective-bargaining agreements to which the plans are subject.

			Pension
			Protection Act
			Zone as of		FIP/RP Status	5%	Contributions of Matson
	EIN/Pension		December 31,		Pending/	Contributor	(in millions)			Surcharge	Expiration
Pension Funds	Plan Number	Notes	2024	2023	Implemented	in 2024	2024	2023	2022	Imposed	Date (1)
American Radio Association Pension Fund	13-6161999-001		Green	Green	Implemented	Yes	$1.0	$1.0	$1.1	No	6/15/2028
Hawaii Longshore Pension Plan	99-0314293-001		Green	Green	No	Yes	12.9	12.1	11.9	No	6/30/2028
Master, Mates and Pilots Pension Plan	13-6372630-001		Green	Green	No	Yes	3.7	3.6	3.8	No	6/15/2027,
											6/15/2028
Masters, Mates and Pilots Adjustable Pension Plan	37-1719247-001		Green	Green	No	Yes	2.1	2.0	2.1	No	6/15/2027,
											6/15/2028
MEBA Pension Trust - Defined Benefit Plan	51-6029896-001		Green	Green	No	Yes	4.6	4.2	4.5	No	6/15/2028
OCU Pension Trust Plan	26-1574440-001		Green	Green	No	No	0.6	0.4	0.5	No	6/30/2030
MFOW Supplementary Pension Plan	94-6201677-001		Yellow	Yellow	No	Yes	0.1	0.1	0.1	No	6/30/2026
SIU Pacific District Pension Plan	94-6061923-001		Green	Green	No	Yes	1.3	1.3	1.5	No	6/30/2026
Alaska Teamster - Employer Pension Plan	92-6003463-024		Red	Red	Implemented	Yes	3.8	3.9	4.0	No	6/30/2025,
											6/30/2026,
											6/30/2027,
											6/30/2028
All Alaska Longshore Pension Plan	91-6085352-001		Green	Green	No	Yes	2.2	1.8	2.0	No	6/30/2028
Western Conference of Teamsters Pension Plan	91-6145047-001		Green	Green	No	No	2.3	2.1	2.1	No	3/31/2028
Western Conference of Teamsters Supplemental Benefit Trust	95-3746907-001		Green	Green	No	No	0.1	0.1	0.1	No	3/31/2028
OPEIU Local 153 Pension Plan	13-2864289-001		Red	Red	Implemented	No	0.1	0.1	0.1	No	11/9/2028
Seafarers Pension Plan	13-6100329-001	(2)	Green	Green	No	No	—	—	—	No	6/30/2027
Total							$34.8	$32.7	$33.8
(1)	Represents the expiration date of the collective bargaining agreement.
(2)	The Company does not make contributions directly to the Seafarers Pension Plan. Instead, contributions are made to the Seafarers Health and Benefits Plan, and are subsequently re-allocated to the Seafarers Pension Plan at the discretion of the plan Trustees.

The Company also contributes to multi-employer plans that provide post-retirement health and other benefits other than pensions under the terms of collective-bargaining agreements. Benefits provided to active and retired employees and their eligible dependents under these plans include medical, dental, vision and prescription drugs. These plans are not subject to the PBGC plan termination and withdrawal liability provisions of ERISA applicable to multi-employer defined benefit pension plans. Contributions made to these plans were $41.2 million, $37.7 million and $37.7 million in 2024, 2023 and 2022, respectively.

Multi-employer Defined Contribution Plans: The Company contributes to six multi-employer defined contribution pension plans. These plans are not subject to the withdrawal liability provisions of ERISA or the PBGC applicable to multi-employer defined benefit pension plans. Contributions made to these plans by the Company were $6.0 million, $5.7 million and $6.0 million in 2024, 2023 and 2022, respectively.

12.	MULTI-EMPLOYER WITHDRAWAL LIABILITIES

Horizon ceased all of its operations in Puerto Rico during the first quarter of 2015, which resulted in a mass withdrawal from its multi-employer ILA-PRSSA pension fund. The Company assumed this liability as part of the acquisition of Horizon on May 29, 2015. The Company estimated the mass withdrawal liability based upon the required undiscounted quarterly payment of approximately $1.0 million to be paid to the ILA-PRSSA pension fund over a period which ends in March 2040, discounted to present value using the Company’s incremental borrowing rate. Future estimated annual payments to be paid to the ILA-PRSSA pension fund as of December 31, 2024 were as follows:

Year (in millions)	Total
2025	$4.1
2026	4.1
2027	4.1
2028	4.1
2029	4.1
Thereafter	43.1
Total remaining future undiscounted payments due to the ILA-PRSSA pension fund	63.6
Less: amount representing interest	(15.3)
Present value of multi-employer withdrawal liability	48.3
Current portion of multi-employer withdrawal liability (see Note 2)	(4.1)
Long-term portion of multi-employer withdrawal liability (see Note 2)	$44.2

13.ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

Changes in accumulated other comprehensive income (loss) by component, net of tax, consist of the following for the years ended December 31, 2024 and 2023:

			Non-		Accumulated
		Post-	Qualified		Other
	Pension	Retirement	Pension		Comprehensive
(In millions)	Benefits	Benefits	Benefits	Other	Income (Loss)
Balance at December 31, 2022	$(25.8)	$18.7	$0.1	$0.1	$(6.9)
Amortization of prior service cost	—	(2.8)	—	—	(2.8)
Amortization of net gain (loss)	5.5	(4.9)	(0.3)	—	0.3
Foreign currency exchange	—	—	—	(0.5)	(0.5)
Other adjustments	—	—	—	1.7	1.7
Balance at December 31, 2023	(20.3)	11.0	(0.2)	1.3	(8.2)
Amortization of prior service cost	—	(2.8)	—	—	(2.8)
Amortization of net gain (loss)	6.3	(0.1)	(0.2)	—	6.0
Foreign currency exchange	—	—	—	(1.9)	(1.9)
Other adjustments	—	—	—	0.4	0.4
Balance at December 31, 2024	$(14.0)	$8.1	$(0.4)	$(0.2)	$(6.5)

Other comprehensive income (loss) in the Consolidated Statements of Income and Comprehensive Income is shown net of tax benefit (expense) of $(2.5) million, $(1.2) million and $(9.3) million for the years ended December 2024, 2023 and 2022, respectively.

14.EARNINGS PER SHARE

Basic earnings per share are determined by dividing net income by the weighted-average common shares outstanding during the year. The calculation of diluted earnings per share includes the dilutive effect of unvested restricted stock units. The computation of weighted average common shares excluded a nominal amount of anti-dilutive restricted stock units for each of the years 2024, 2023 and 2022.

The computations for basic and diluted earnings per share for the years ended December 31, 2024, 2023 and 2022 are as follows:

	Year Ended December 31, 2024			Year Ended December 31, 2023			Year Ended December 31, 2022
		Weighted	Per		Weighted	Per		Weighted	Per
		Average	Common		Average	Common		Average	Common
	Net	Common	Share	Net	Common	Share	Net	Common	Share
(In millions, except per share amounts)	Income	Shares	Amount	Income	Shares	Amount	Income	Shares	Amount
Basic:	$476.4	33.7	$14.14	$297.1	35.3	$8.42	$1,063.9	39.0	$27.28
Effect of Dilutive Securities:	—	0.5	(0.21)	—	0.4	(0.10)	—	0.3	(0.21)
Diluted:	$476.4	34.2	$13.93	$297.1	35.7	$8.32	$1,063.9	39.3	$27.07

15.	SHARE-BASED AWARDS

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

Share-based compensation expense and other information related to share-based awards for the years ended December 31, 2024, 2023 and 2022 are as follows:

	Years Ended December 31,
Share-based compensation expense, net of estimated forfeitures (in millions)	2024	2023	2022
Share-based compensation expense	$26.5	$23.8	$18.3
Tax benefit realized upon stock vesting	$5.6	$6.1	$10.6
Fair value of stock vested	$25.6	$27.8	$44.0

As of December 31, 2024, unrecognized compensation cost related to non-vested restricted stock units and performance-based equity awards was $24.5 million. Unrecognized compensation cost is expected to be recognized over a weighted average period of approximately 1.7 years.

The following table summarizes non-vested restricted stock unit activity through December 31, 2024 (in thousands, except weighted average grant-date fair value amounts):

	2016 Plan	Weighted
	Restricted	Average Grant-
	Stock Units	Date Fair Value
Outstanding at December 31, 2023	533	$75.82
Granted	153	$122.23
Vested	(352)	$72.71
Canceled	(5)	$85.27
Added by performance factor (1)	119	$122.35
Outstanding at December 31, 2024	448	$93.83
(1)	Represents shares paid out above target.

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

The Company uses Level 1 inputs for the fair values of its cash and cash equivalents, restricted cash and cash on deposit, and investments in the CCF, and Level 2 inputs for its fixed rate debt. The fair values of cash and cash equivalents, restricted cash and cash on deposit in the CCF approximate their carrying values due to the nature of the instruments. The fair value of fixed rate debt is calculated based upon interest rates available for debt with terms and maturities similar to the Company’s existing debt arrangements.

The carrying value and fair value of the Company’s financial instruments consists of the following as of December 31, 2024 and 2023:

			Quoted Prices in	Significant	Significant
	Total		Active Markets	Observable	Unobservable
	Carrying Value	Total	(Level 1)	Inputs (Level 2)	Inputs (Level 3)

(In millions)	December 31, 2024	Fair Value Measurements at December 31, 2024
Cash and cash equivalents	$266.8	$266.8	$266.8	$—	$—
Restricted cash	$—	$—	$—	$—	$—
CCF - Cash and cash equivalent	$230.7	$230.7	$230.7	$—	$—
CCF - Investments	$411.9	$412.5	$412.5	$—	$—
Fixed rate debt	$400.9	$317.7	$—	$317.7	$—

(In millions)	December 31, 2023	Fair Value Measurements at December 31, 2023
Cash and cash equivalents	$134.0	$134.0	$134.0	$—	$—
Restricted cash	$2.3	$2.3	$2.3	$—	$—
CCF - Cash and cash equivalent	$599.4	$599.4	$599.4	$—	$—
Fixed rate debt	$440.6	$359.9	$—	$359.9	$—

17.	COMMITMENTS AND CONTINGENCIES

Commitments: Commitments and contractual obligations, excluding debt obligations (see Note 8), lease commitments (see Note 9), pension and post-retirement plan obligations (see Note 11), and multi-employer withdrawal liabilities (see Note 12), are as follows as of December 31, 2024:

Commitments and Contractual Obligations (in millions)	Total
Standby letters of credit (1)	$6.1
Bonds (2)	$65.1
Vessel construction obligations (3)	$814.0
Vendor and other obligations (4)	$214.6
(1)	Standby letters of credit are required for the Company’s uninsured workers’ compensation and other insurance programs, and other needs.
(2)	Bonds are required for U.S. Customs and other related matters.
(3)	Vessel construction obligations represent remaining contractual obligations entered into for the construction of three new Jones Act vessels.
(4)	Vendor and other obligations include: (i) non-cancellable contractual capital project obligations; (ii) dry-docking related obligations; and (iii) other contractual obligations. Amounts are considered obligations if a contract has been agreed to specifying significant terms of the contract, and the amounts are not reflected in the Consolidated Balance Sheets as of December 31, 2024.

These amounts are not recorded on the Company’s Consolidated Balance Sheet as of December 31, 2024 and it is not expected that the Company or its subsidiaries will be called upon to advance funds under these commitments and contractual obligations.

Contingencies: Contingencies and other litigation related matters are described as follows:

●	Environmental Matters: The Company faces certain risks that could result in material expenditures related to environmental remediation. The Company believes, that based on all information currently available to it, the Company is currently in compliance, in all material respects, with applicable environmental laws and regulations.

●	Other Matters: The Company and its subsidiaries are parties to, or may be contingently liable in connection with, other legal actions arising in the normal course of their businesses, the outcomes of which, in the opinion of management after consultation with counsel, would not have a material effect on the Company’s financial condition, results of operations, or cash flows.

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

There have not been any changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the Company’s fiscal fourth quarter ended December 31, 2024, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

Trading Plans: During the quarter ended December 31, 2024, no director or Section 16 officer adopted or terminated any Rule 10b5-1 trading arrangements or non-Rule 10b5-1 trading arrangements (as defined in Item 408(a) of Regulation S-K).

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

A.	Directors

The information about the directors of Matson required under this item will be included under the section captioned “Election of Directors” in Matson’s Proxy Statement for the 2025 Annual Meeting of Shareholders to be filed with the SEC within 120 days of the fiscal year ended December 31, 2024 (“Matson’s 2025 Proxy Statement”), which section is incorporated herein by reference.

B.	Information About Our Executive Officers

The information about the executive officers of Matson required under this item will be included under the subsection captioned “Executive Officers” in Matson’s 2025 Proxy Statement, which subsection is incorporated herein by reference.

C.	Corporate Governance

The information about the Audit Committee of the Matson Board of Directors and compliance with Section 16(a) of the Exchange Act, will be included under the subsections captioned “Board of Directors and Committees of Board” and, if applicable, “Delinquent Section 16(a) Reports” in Matson’s 2025 Proxy Statement, which subsections are incorporated herein by reference.

D.	Code of Ethics

The information about Matson’s Code of Ethics required under this item will be included under the subsection captioned “Code of Ethics” in Matson’s 2025 Proxy Statement, which subsection is incorporated herein by reference.

E.	Insider Trading Policy

The information about Matson’s Insider Trading Policy required under this item will be included under the subsection captioned “Insider Trading Policy” in Matson’s 2025 Proxy Statement, which subsection is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION

The information required under this item will be included under the section captioned “Executive Compensation” and the subsections captioned “Compensation of Directors” and “Pay Risk Assessment” in Matson’s 2025 Proxy Statement, which section and subsections are incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Equity Compensation Plan Information: The following table sets forth, as of December 31, 2024, certain information regarding Matson’s equity compensation plan:

Number of shares
	Number of shares				remaining available for
	to be issued		Weighted-average		future issuance under
	upon exercise of		exercise price of		equity compensation
	outstanding options,		outstanding options,		plans (excluding shares
Plan Category	warrants and rights		warrants and rights		reflected in column (a))
	(a)		(b)		(c)
Equity compensation plans approved by shareholders	448,079	(1)	$—	(2)	1,423,994	(3)
Equity compensation plans not approved by shareholders	—		—		—
Total	448,079		$—		1,423,994
(1)	This includes 228,135 shares subject to unvested restricted stock unit awards and 219,944 shares subject to unvested Performance Share awards.
(2)	Restricted stock unit and Performance Share awards do not have exercise prices.
(3)	These shares are available for issuance under the 2016 Plan.

Other information required under this item will be included under the section captioned “Security Ownership of Certain Shareholders” and the subsection captioned “Security Ownership of Directors and Executive Officers” in Matson’s 2025 Proxy Statement, which section and subsection are incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required under this item will be included in the section captioned “Election of Directors” and the subsection captioned “Certain Relationships and Transactions” in Matson’s 2025 Proxy Statement, which section and subsection are incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required under this item will be included under the sections captioned “Audit Committee Report” and “Ratification of Appointment of Independent Registered Public Accounting Firm” in Matson’s 2025 Proxy Statement, which sections are incorporated herein by reference.

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

10.26

Form of Voting Agreement, dated as of November 11, 2014, among Matson Navigation Company, Inc. and certain holders of voting securities of Horizon Lines, Inc. (incorporated by reference to Exhibit 10.1 of Matson’s Form 8-K dated November 11, 2014).

10.27*	Amended and Restated Matson, Inc. 2016 Incentive Compensation Plan (incorporated by reference to Exhibit 99.1 of Matson’s Form S-8 date July 30, 2021).

10.28*	Amended and Restated Matson, Inc. Cash Incentive Plan, effective January 1, 2016 (incorporated by reference to Exhibit 10.63 of Matson’s Form 10-K for the year ended December 31, 2016).

10.29*

Form of 2016 Plan Restricted Stock Unit Award Agreement for Non-Employee Directors (Deferral Election) (incorporated by reference to Exhibit 10.65 of Matson’s Form 10-K for the year ended December 31, 2016).

10.30*	Form of 2016 Plan Performance Share Award Agreement for Executive Employees (ROIC) (incorporated by reference to Exhibit 10.47 of Matson’s Form 10-K for the year ended December 31, 2020).

10.31*	Form of 2016 Plan Performance Share Award Agreement for Executive Employees (TSR) (incorporated by reference to Exhibit 10.48 of Matson’s Form 10-K for the year ended December 31, 2020).

10.32*	Form of 2016 Plan Performance Share Award Agreement for Non-Executive Employees (incorporated by reference to Exhibit 10.49 of Matson’s Form 10-K for the year ended December 31, 2020).

10.33*	Form of 2016 Plan Time-Based Restricted Stock Unit Agreement for Executive Employees (incorporated by reference to Exhibit 10.50 of Matson’s Form 10-K for the year ended December 31, 2020).

10.34*	Form of 2016 Plan Time-Based Restricted Stock Unit Agreement for Non-Executive Employees (incorporated by reference to Exhibit 10.51 of Matson’s Form 10-K for the year ended December 31, 2020).

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

10.37	Amendment to Third Amended and Restated Note Purchase and Private Shelf Agreement, dated as of March 31, 2021 (incorporated by reference to Exhibit 10.2 of Matson’s Form 8-K dated April 5, 2021).

10.38	Amendment to Note Purchase Agreement dated December 21, 2016, dated as of March 31, 2021 (incorporated by reference to Exhibit 10.3 of Matson’s Form 8-K dated April 5, 2021).

10.39†

Shipbuilding Contract Vessel Type Aloha Class L – Hull No. 040, by and between Philly Shipyard, Inc. and Matson Navigation Company, Inc., dated as of November 1, 2022 (incorporated by reference to Exhibit 10.48 of Matson’ s Form 10-K for the year ended December 31, 2022).

10.40†

Shipbuilding Contract Vessel Type Aloha Class L – Hull No. 041, by and between Philly Shipyard, Inc. and Matson Navigation Company, Inc., dated as of November 1, 2022 (incorporated by reference to Exhibit 10.49 of Matson’ s Form 10-K for the year ended December 31, 2022).

10.41†

Shipbuilding Contract Vessel Type Aloha Class L – Hull No. 042, by and between Philly Shipyard, Inc. and Matson Navigation Company, Inc., dated as of November 1, 2022 (incorporated by reference to Exhibit 10.50 of Matson’ s Form 10-K for the year ended December 31, 2022).

10.42*

Form of 2016 Plan Performance Share Award Agreement for Executive Employees (ROIC) for grants awarded after January 1, 2023 (incorporated by reference to Exhibit 10.45 of Matson’s Form 10-K for the year ended December 31, 2023).

10.43*

Form of 2016 Plan Performance Share Award Agreement for Non-Executive Employees (ROIC) for grants awarded after January 1, 2023 (incorporated by reference to Exhibit 10.46 of Matson’s Form 10-K for the year ended December 31, 2023).

10.44*

Form of 2016 Plan Performance Share Award Agreement for Executive Employees (TSR) for grants awarded after January 1, 2024 (incorporated by reference to Exhibit 10.47 of Matson’s Form 10-K for the year ended December 31, 2023).

10.45*

Form of 2016 Plan Time-Based Restricted Stock Unit Agreement for Executive Employees for grants awarded after January 1, 2024 (incorporated by reference to Exhibit 10.48 of Matson’s Form 10-K for the year ended December 31, 2023).

10.46*

Form of 2016 Plan Time-Based Restricted Stock Unit Agreement for Non-Executive Employees for grants awarded after January 1, 2024 (incorporated by reference to Exhibit 10.49 of Matson’s Form 10-K for the year ended December 31, 2023).

19**	Matson, Inc. Insider Trading Policy

21**	Matson, Inc. Subsidiaries as of December 31, 2024.

23**	Consent of Deloitte & Touche, LLP dated February 28, 2025.

31.1**	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2**	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32***	Certifications of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

97	Policy Regarding Recoupment of Certain Compensation (as amended and restated October 26, 2023) (incorporated by reference to Exhibit 97 of Matson’s Form 10-K for the year ended December 31, 2023).

101.INS**	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH**	Inline XBRL Taxonomy Extension Schema Document
101.CAL**	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF**	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB**	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE**	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104**	Cover Page Interactive Data File – the cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

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

MATSON, INC.
(Registrant)

Date: February 28, 2025	/s/ Matthew J. Cox
Matthew J. Cox
Chairman and
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Matthew J. Cox	Chairman and Chief Executive Officer	February 28, 2025
Matthew J. Cox	(principal executive officer)

/s/ Meredith J. Ching	Director	February 28, 2025
Meredith J. Ching

/s/ Mark H. Fukunaga	Director	February 28, 2025
Mark H. Fukunaga

/s/ Stanley M. Kuriyama	Director	February 28, 2025
Stanley M. Kuriyama

/s/ Constance H. Lau	Director	February 28, 2025
Constance H. Lau

/s/ Bradley D. Tilden	Director	February 28, 2025
Bradley D. Tilden

/s/ Jenai S. Wall	Director	February 28, 2025
Jenai S. Wall

/s/ Joel M. Wine	Executive Vice President and Chief Financial Officer	February 28, 2025
Joel M. Wine	(principal financial officer)

/s/ Kevin L. Stuck	Vice President and Controller	February 28, 2025
Kevin L. Stuck	(principal accounting officer)

*****