Form 10-Q
period 2025-03-31
Matson, Inc.
filed 2025-05-06
CIK 3453

ff

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2025

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

Number of shares of common stock outstanding as of March 31, 2025: 32,644,844

MATSON, INC. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

MATSON, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Income and Comprehensive Income

(Unaudited)

	Three Months Ended
	March 31,
(In millions, except per share amounts)	2025	2024
Operating Revenue:
Ocean Transportation	$637.4	$579.0
Logistics	144.6	143.1
Total Operating Revenue	782.0	722.1

Costs and Expenses:
Operating costs	(631.1)	(612.2)
Income from SSAT	6.6	0.4
General and administrative	(75.4)	(73.4)
Total Costs and Expenses	(699.9)	(685.2)

Operating Income	82.1	36.9
Interest income	9.4	8.8
Interest expense	(1.7)	(2.2)
Other income (expense), net	2.4	1.8
Income before Taxes	92.2	45.3
Income taxes	(19.9)	(9.2)
Net Income	$72.3	$36.1

Comprehensive Income (Loss), Net of Income Taxes:
Net Income	$72.3	$36.1
Other Comprehensive Income (Loss):
Net change in pension and post-retirement liabilities	(0.8)	(0.8)
Other adjustments	0.5	(0.8)
Total Other Comprehensive Income (Loss), Net of Income Taxes	(0.3)	(1.6)
Total Comprehensive Income	$72.0	$34.5

Basic Earnings Per Share	$2.20	$1.05
Diluted Earnings Per Share	$2.18	$1.04

Weighted Average Number of Shares Outstanding:
Basic	32.8	34.4
Diluted	33.2	34.6

See Notes to Condensed Consolidated Financial Statements.

MATSON, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(Unaudited)

	March 31,	December 31,
(In millions)	2025	2024
ASSETS
Current Assets:
Cash and cash equivalents	$122.0	$266.8
Accounts receivable, net of allowance for credit losses of $9.3 million and $9.8 million, respectively	270.7	268.9
Prepaid expenses and other assets	75.3	73.9
Total current assets	468.0	609.6
Long-term Assets:
Investment in SSAT	91.0	84.1
Property and equipment, net	2,314.0	2,260.9
Operating lease right of use assets	325.2	357.7
Goodwill	327.8	327.8
Intangible assets, net	156.3	159.4
Capital Construction Fund	685.4	642.6
Deferred dry-docking costs, net	77.8	73.7
Other long-term assets	81.5	79.6
Total long-term assets	4,059.0	3,985.8
Total Assets	$4,527.0	$4,595.4

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Current portion of debt	$39.7	$39.7
Accounts payable and accruals	274.0	268.5
Operating lease liabilities	119.2	129.0
Other liabilities	113.5	123.2
Total current liabilities	546.4	560.4
Long-term Liabilities:
Long-term debt, net of deferred loan fees	340.9	350.8
Long-term operating lease liabilities	206.2	229.5
Deferred income taxes	693.9	693.4
Other long-term liabilities	106.4	109.3
Total long-term liabilities	1,347.4	1,383.0
Commitments and Contingencies (see Note 15)
Shareholders’ Equity:
Common stock	24.5	24.7
Additional paid in capital	284.7	296.7
Accumulated other comprehensive loss, net	(6.8)	(6.5)
Retained earnings	2,330.8	2,337.1
Total shareholders’ equity	2,633.2	2,652.0
Total Liabilities and Shareholders’ Equity	$4,527.0	$4,595.4

See Notes to Condensed Consolidated Financial Statements.

MATSON, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Three Months Ended March 31,
(In millions)	2025	2024
Cash Flows From Operating Activities:
Net income	$72.3	$36.1
Reconciling adjustments:
Depreciation and amortization	40.6	37.2
Amortization of operating lease right of use assets	34.5	33.9
Deferred income taxes	0.4	2.3
Share-based compensation expense	5.8	5.7
Income from SSAT	(6.6)	(0.4)
Distributions from SSAT	—	14.0
Other	(1.9)	(1.7)
Changes in assets and liabilities:
Accounts receivable, net	(1.6)	(23.7)
Deferred dry-docking payments	(10.4)	(5.2)
Deferred dry-docking amortization	6.6	6.8
Prepaid expenses and other assets	(6.9)	2.4
Accounts payable, accruals and other liabilities	(5.3)	(34.3)
Operating lease assets and liabilities, net	(35.1)	(34.6)
Other long-term liabilities	(3.4)	(1.9)
Net cash provided by operating activities	89.0	36.6

Cash Flows From Investing Activities:
Vessel construction expenditures	(66.7)	(1.1)
Capital expenditures (excluding vessel construction expenditures)	(22.5)	(54.2)
Proceeds from disposal of property and equipment, net	0.2	2.3
Cash and interest deposited into the Capital Construction Fund	(105.4)	(6.0)
Withdrawals from Capital Construction Fund	65.0	—
Net cash used in investing activities	(129.4)	(59.0)

Cash Flows From Financing Activities:
Repayments of debt	(10.1)	(10.1)
Dividends paid	(11.3)	(11.1)
Repurchase of Matson common stock	(66.9)	(47.3)
Tax withholding related to net share settlements of restricted stock units	(16.1)	(17.2)
Net cash used in financing activities	(104.4)	(85.7)

Net Decrease in Cash, Cash Equivalents and Restricted Cash	(144.8)	(108.1)
Cash and Cash Equivalents, and Restricted Cash, Beginning of the Period	266.8	136.3
Cash and Cash Equivalents, and Restricted Cash, End of the Period	$122.0	$28.2

Reconciliation of Cash, Cash Equivalents and Restricted Cash, End of the Period:
Cash and Cash Equivalents	$122.0	$25.9
Restricted Cash	—	2.3
Total Cash and Cash Equivalents, and Restricted Cash, End of the Period	$122.0	$28.2

Supplemental Cash Flow Information:
Interest paid, net of capitalized interest	$1.7	$0.5
Income tax payments (refunds), net	$1.6	$1.1

Non-cash Information:
Capital expenditures included in accounts payable, accruals and other liabilities	$7.6	$16.0

See Notes to Condensed Consolidated Financial Statements.

MATSON, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Shareholders’ Equity

(Unaudited)

				Accumulated
	Common Stock		Additional	Other
		Stated	Paid In	Comprehensive	Retained
(In millions, except per share amounts)	Shares	Value	Capital	Income (Loss)	Earnings	Total
Balance at December 31, 2024	33.0	$24.7	$296.7	$(6.5)	$2,337.1	$2,652.0
Net income	—	—	—	—	72.3	72.3
Other comprehensive income (loss), net of tax	—	—	—	(0.3)	—	(0.3)
Share-based compensation	—	—	5.8	—	—	5.8
Shares issued, net of shares withheld for employee taxes	0.1	0.1	(16.2)	—	—	(16.1)
Shares repurchased	(0.5)	(0.3)	(1.6)	—	(67.3)	(69.2)
Dividends ($0.34 per share)	—	—	—	—	(11.3)	(11.3)
Balance at March 31, 2025	32.6	$24.5	$284.7	$(6.8)	$2,330.8	$2,633.2

				Accumulated
	Common Stock		Additional	Other
		Stated	Paid In	Comprehensive	Retained
(In millions, except per share amounts)	Shares	Value	Capital	Income (Loss)	Earnings	Total
Balance at December 31, 2023	34.4	$25.8	$293.4	$(8.2)	$2,089.7	$2,400.7
Net income	—	—	—	—	36.1	36.1
Other comprehensive income (loss), net of tax	—	—	—	(1.6)	—	(1.6)
Share-based compensation	—	—	5.7	—	—	5.7
Shares issued, net of shares withheld for employee taxes	0.2	0.1	(17.3)	—	—	(17.2)
Shares repurchased	(0.4)	(0.3)	(1.6)	—	(47.0)	(48.9)
Equity interest in SSAT (See Note 4)	—	—	—	—	10.1	10.1
Dividends ($0.32 per share)	—	—	—	—	(11.1)	(11.1)
Balance at March 31, 2024	34.2	$25.6	$280.2	$(9.8)	$2,077.8	$2,373.8

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

The Condensed Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024, filed with the Securities and Exchange Commission (“SEC”) on February 28, 2025.

Fiscal Period: The period end for Matson covered by this report is March 31, 2025. The period end for MatNav and its subsidiaries covered by this report is March 28, 2025.

Significant Accounting Policies: The Company’s significant accounting policies are described in Note 2 to the Consolidated Financial Statements included in Part II, Item 8 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2024.

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

Prepaid Expenses and Other Assets: Prepaid expenses and other assets consisted of the following at March 31, 2025 and December 31, 2024:

	March 31,	December 31,
Prepaid Expenses and Other Assets (in millions)	2025	2024
Vessel fuel	$31.6	$31.2
Prepaid insurance and insurance related receivables	17.5	19.1
Prepaid operating expenses	8.8	8.8
Income tax receivables, net	2.6	2.0
Other	14.8	12.8
Total	$75.3	$73.9

Recognition of Revenues and Expenses: Revenue in the Company’s Condensed Consolidated Financial Statements is presented net of elimination of intercompany transactions. The following is a description of the Company’s principal revenue generating activities by segment, and the Company’s revenue recognition policy for each activity for the periods presented:

	Three Months Ended
	March 31,
Ocean Transportation (in millions) (1)	2025	2024
Ocean Transportation services	$632.9	$565.8
Terminal and other related services	2.5	8.7
Fuel sales	2.0	2.9
Vessel management and related services	—	1.6
Total	$637.4	$579.0
(1)	Ocean Transportation revenue transactions are primarily denominated in U.S. dollars except for less than 3 percent of Ocean Transportation services revenue and fuel sales revenue categories which are denominated in foreign currencies.

◾	Ocean Transportation services revenue is recognized ratably over the duration of a voyage based on the relative transit time completed in each reporting period. Vessel operating costs and other ocean transportation operating costs, such as terminal operating overhead and general and administrative expenses, are charged to operating costs as incurred.
◾	Terminal and other related services revenue is recognized as the services are performed. Related costs are recognized as incurred.
◾	Fuel sales revenue and related costs are recognized when the Company has completed delivery of the product to the customer in accordance with the terms and conditions of the contract.
◾	Vessel management and related services revenue is recognized in proportion to the services completed. Related costs are recognized as incurred. In July 2024, the Company discontinued its vessel management and related services.

	Three Months Ended
	March 31,
Logistics (in millions) (1)	2025	2024
Transportation Brokerage and Freight Forwarding services	$127.3	$127.4
Warehousing services	9.0	9.1
Supply Chain Management services	8.3	6.6
Total	$144.6	$143.1
(1)	Logistics revenue transactions are primarily denominated in U.S. dollars except for less than 3 percent of Transportation Brokerage and Freight Forwarding services revenue, and Supply Chain Management services revenue categories which are denominated in foreign currencies.

◾	Transportation Brokerage and Freight Forwarding services revenue consists of amounts billed to customers for services provided. The primary costs include third-party purchased transportation services, agent commissions, labor and equipment. Revenue and the related purchased third-party transportation costs are recognized over the duration of a delivery based upon the relative transit time completed in each reporting period. Labor, agent commissions, and other operating costs are expensed as incurred. The Company reports revenue on a gross basis as the Company serves as the principal in these transactions because it is responsible for fulfilling the contractual arrangements with the customer and has latitude in establishing prices.
◾	Warehousing services revenue consist of amounts billed to customers for storage, handling, and value-added packaging of customer merchandise. Storage revenue is recognized in the month the service is provided to the customer. Storage related costs are recognized as incurred. Other Warehousing services revenue and related costs are recognized in proportion to the services performed.
◾	Supply Chain Management and other services revenue, and related costs are recognized in proportion to the services performed.

The Company generally invoices its customers at the commencement of the voyage or the transportation service being provided, or as other services are being performed. Revenue is deferred when services are invoiced in advance to the customer. The Company’s receivables are classified as short-term as collection terms are for periods of less than one year. The Company expenses sales commissions and contract acquisition costs as incurred because the amounts are generally immaterial. These expenses are included in general and administrative expenses in the Condensed Consolidated Statements of Income and Comprehensive Income.

Capitalized Interest: The Company capitalizes interest costs during the period as the qualified assets are being readied for their intended use. The Company determined that vessel construction costs are considered qualifying assets for the purposes of capitalizing interest on these assets. The amount of capitalized interest is calculated based on the amount of expenditures incurred related to the construction of these vessels using a weighted average interest rate. The weighted average interest rate is determined using the Company’s average borrowings outstanding during the period. Capitalized interest is included in vessel construction in progress in property and equipment in the Company’s Condensed Consolidated Balance Sheets (see Note 5). During the three months ended March 31, 2025 and 2024, the Company capitalized $1.1 million and $0.8 million, respectively, of interest related to the construction of new vessels.

Dividends: The Company’s first quarter 2025 cash dividend of $0.34 per share was paid on March 6, 2025. On April 24, 2025, the Company’s Board of Directors declared a cash dividend of $0.34 per share payable on June 5, 2025 to shareholders of record on May 8, 2025.

Repurchase of Shares: During the three months ended March 31, 2025, the Company repurchased approximately 0.5 million shares for a total cost of $69.2 million. As of March 31, 2025, the maximum number of remaining shares that may be repurchased under the Company’s share repurchase program was approximately 3.3 million shares.

Reclassification: The Company reclassified amortization of deferred loan fees of $0.4 million from Depreciation and amortization to Other within cash flows from operating activities in the Consolidated Statements of Cash Flows for the three months ended March 31, 2024, to conform to current year cash flow presentation. There were no changes in Net cash provided by operating activities as a result of this reclassification for the three months ended March 31, 2024.

New Accounting Pronouncements: In November 2024, the Financial Accounting Standards Board (“FASB”) issued ASU 2024-03, Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses (“ASU 2024-03”). ASU 2024-03 requires disclosure of certain expenses in the financial statements including employee compensation, depreciation and amortization of intangible assets on an annual and interim basis. ASU 2024-03 is effective for fiscal years beginning after December 15, 2026 and interim periods within fiscal years beginning after December 15, 2027. ASU 2024-03 can be adopted either: (i) prospectively to the financial statements issued for reporting periods after the effective date of the ASU or (ii) retrospectively to any or all prior periods presented in the financial statements. The Company is currently evaluating the effects of adopting ASU 2024-03 but does not expect it will have a material impact on the Company’s consolidated financial statements.

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

Reportable segment financial information for the three months ended March 31, 2025 and 2024 are as follows:

	Three Months Ended			Three Months Ended
	March 31, 2025			March 31, 2024
(In millions)	Ocean Transportation	Logistics	Total	Ocean Transportation	Logistics	Total
Operating Revenue (1)(2)	$637.4	$144.6	$782.0	$579.0	$143.1	$722.1

Operating Expenses:
Operating costs:
Direct cargo expense	238.2	—	238.2	228.6	—	228.6
Vessel operating expense	147.4	—	147.4	153.0	—	153.0
Operating overhead (3)	87.1	—	87.1	76.1	—	76.1
Direct operating costs	—	117.8	117.8	—	117.3	117.3
Depreciation and amortization	37.2	3.4	40.6	34.4	2.8	37.2
Total operating costs	509.9	121.2	631.1	492.1	120.1	612.2
Income from SSAT	(6.6)	—	(6.6)	(0.4)	—	(0.4)
General and administrative	60.5	14.9	75.4	59.7	13.7	73.4
Total Costs and Expenses	563.8	136.1	699.9	551.4	133.8	685.2

Operating Income:	$73.6	$8.5	82.1	$27.6	$9.3	36.9
Interest income			9.4			8.8
Interest expense			(1.7)			(2.2)
Other income (expense), net			2.4			1.8
Income before Taxes			92.2			45.3
Income taxes			(19.9)			(9.2)
Net Income			$72.3			$36.1

Capital Expenditures (4)	$88.1	$1.1	$89.2	$51.0	$4.3	$55.3

(1)	Ocean Transportation operating revenue excludes inter-segment revenue of $21.4 million and $19.7 million for the three months ended March 31, 2025 and 2024, respectively.
(2)	Logistics operating revenue excludes inter-segment revenue of $32.6 million and $26.9 million for the three months ended March 31, 2025 and 2024, respectively.

(3)	Ocean Transportation operating overhead includes dry-docking amortization of $6.6 million and $6.8 million for the three months ended March 31, 2025 and 2024, respectively.
(4)	Capital expenditures exclude accrued capital expenditures of $7.6 million and $16.0 million as of March 31, 2025 and 2024, respectively.

Ocean Transportation’s operating expenses includes the following:

●	Operating costs includes:
o	Direct Cargo Expense includes terminal handling costs including labor and wharfage, outside purchased transportation and other related costs.
o	Vessel Operating Expense includes crew wages and related costs; fuel; pilots, tugs, lines and related costs; vessel charter expenses; and other vessel operating related expenses.
o	Operating Overhead Expense includes vessel repair and maintenance costs, inactive vessel costs, dry-docking amortization, equipment lease costs, equipment repair costs, vessel insurance, port engineers and other maintenance costs, other vessel and shoreside related overhead and other indirect costs.
o	Depreciation and Amortization Expense includes depreciation of property and equipment and amortization of intangible assets.
●	Income from SSAT includes the Company’s share of income from its equity investment in SSAT and has been aggregated into the Ocean Transportation segment due to the operations of SSAT being an integral part of the Company’s Ocean Transportation business (see Note 4).
●	General and Administrative Expense includes employee salaries, wages and other related costs, equipment maintenance, computer hardware and software, professional fees and other general and administrative expenses.

Logistics’ operating expenses includes the following:

●	Operating costs includes:
o	Direct Operating Expense includes transportation costs, transportation brokerage expenses, agency commissions, leases of warehouses, cross-dock and other facility operating costs, wages and other related costs, and other operating overhead.
o	Depreciation and Amortization Expense includes depreciation of property and equipment and amortization of intangible assets.
●	General and Administrative Expense includes employee salaries, wages and other related costs, computer hardware and software, professional fees and other general and administrative expenses.

The Company’s Ocean Transportation segment provides ocean transportation services to the Logistics segment, and the Logistics segment provides logistics services to the Ocean Transportation segment in certain transactions. Accordingly, inter-segment revenue of $54.0 million and $46.6 million for the three months ended March 31, 2025 and 2024, respectively, have been eliminated from consolidated operating revenues. In arrangements where the customer purchases ocean transportation and logistics services, the revenues are allocated to each reportable segment based upon the contractual amounts for each type of service.

4.          INVESTMENT IN SSAT

The Company’s investment in SSAT is described in Note 4 to the Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024. Condensed income statement information for SSAT for the three months ended March 31, 2025 and 2024 consisted of the following:

	Three Months Ended
	March 31,
(In millions)	2025	2024
Operating revenue	$311.5	$270.3
Operating costs and expenses	(297.5)	(278.4)
Operating income (loss)	14.0	(8.1)
SSAT’s Net Income (Loss) (1)	$17.7	$(3.8)
Company’s Share of SSAT’s Net Income (Loss) (2)	$6.6	$0.4
(1)	Includes earnings and losses from equity method investment held by SSAT less earnings and losses allocated to non-controlling interests.
(2)	The Company records its share of net income (loss) from SSAT in costs and expenses in the Condensed Consolidated Statement of Income and Comprehensive Income due to the nature of SSAT’s operations.

The Company’s investment in SSAT was $91.0 million and $84.1 million at March 31, 2025 and December 31, 2024, respectively.

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

5.          PROPERTY AND EQUIPMENT

Property and equipment as of March 31, 2025 and December 31, 2024 consisted of the following:

	March 31,	December 31,
(In millions)	2025	2024
Cost:
Vessels	$2,479.0	$2,475.2
Containers and equipment	886.2	883.8
Terminal equipment and other property	152.5	152.3
New vessel construction in progress	265.5	198.8
Other construction in progress	53.9	42.6
Total Property and Equipment	3,837.1	3,752.7
Less: Accumulated Depreciation	(1,523.1)	(1,491.8)
Total Property and Equipment, net	$2,314.0	$2,260.9

New vessel construction in progress at March 31, 2025 and December 31, 2024 includes milestone progress payments, capitalized interest and other costs related to the construction of three new Jones Act vessels.

6.          GOODWILL AND INTANGIBLES

Goodwill by segment as of March 31, 2025 and December 31, 2024 consisted of the following:

	Ocean
(In millions)	Transportation	Logistics	Total
Goodwill	$222.6	$105.2	$327.8

Intangible assets as of March 31, 2025 and December 31, 2024 consisted of the following:

	March 31,	December 31,
(In millions)	2025	2024
Customer Relationships:
Ocean Transportation	$140.6	$140.6
Logistics	106.7	106.2
Total	247.3	246.8
Less: Accumulated Amortization	(118.3)	(114.7)
Total Customer Relationships, net	129.0	132.1
Trade name – Logistics	27.3	27.3
Total Intangible Assets, net	$156.3	$159.4

The Company evaluates its goodwill and intangible assets for possible impairment in the fourth quarter, or whenever events or changes in circumstances indicate that it is more likely than not that the fair value is less than its carrying amount. The Company has reporting units within the Ocean Transportation and Logistics reportable segments. The Company considered the general economic and market conditions and its impact on the performance of each of the Company’s reporting units. Based on the Company’s assessment of its market capitalization, future forecasts and the amount of excess of fair value over the carrying value of the reporting units in the 2024 annual impairment tests, the Company concluded that an impairment triggering event did not occur during the three months ended March 31, 2025.

The Company will monitor events and changes in circumstances that could negatively impact the key assumptions used in determining the fair value, including the amount and timing of estimated future cash flows generated by the reporting units, long-term growth and discount rates, comparable company market valuations, and industry and economic trends, including the impact of tariffs. It is possible that future changes in such circumstances, including future changes in the assumptions and estimates used in assessing the fair value of the reporting unit, could require the Company to record a non-cash impairment charge.

7.          CAPITAL CONSTRUCTION FUND

The Capital Construction Fund (“CCF”) is described in Note 7 to the Consolidated Financial Statements included in Part II, Item 8 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2024. A summary of the activities within the CCF cash and cash equivalents, and investments account for the three months ended March 31, 2025 and 2024 consisted of the following:

	Three Months Ended
	March 31,
(In millions)	2025	2024
CCF Cash and Cash Equivalents:
CCF cash and cash equivalents balance at beginning of period	$230.7	$599.4
Cash withdrawal for the purchase of U.S. Treasury debt securities and accrued interest	—	(449.8)
Proceeds from U.S. Treasury debt securities at maturity	20.3	—
Interest income on cash and cash equivalents, and CCF investments	4.1	7.2
Repurchase of assigned accounts receivable	100.7	—
Qualifying withdrawal payments out of the CCF	(65.0)	—
Total CCF cash and cash equivalents balance at end of period	290.8	156.8

CCF Investments:
CCF investments balance at beginning of period	411.9	—
Purchase of U.S. Treasury debt securities	—	448.1
Withdrawals of U.S. Treasury debt securities at maturity	(20.3)	—
Accretion of investments	3.0	1.9
Total CCF investments balance at end of period	394.6	450.0
Total CCF cash and cash equivalents, and investments balance at end of period	$685.4	$606.8

CCF Cash and Cash Equivalents: Cash on deposit in the CCF account is invested in a short-term U.S. Treasury obligations fund with daily liquidity. At March 31, 2025, these short-term securities had a weighted average life of 89 days.

CCF Investments: In February 2024, the Company purchased approximately $448.1 million of fixed-rate U.S. Treasuries with accrued interest of $1.7 million using CCF cash. The fixed-rate debt securities were purchased at a discount and have various maturity dates of less than 2 years. The cost of these investments accretes to face value on a straight-line basis until maturity. Such accretion is included in interest income in the Condensed Consolidated Statements of Income and Comprehensive Income.

As of March 31, 2025, CCF investments maturities are as follows:

	As of
	March 31, 2025
Year (in millions)	Cost	Fair Value
2025	$173.0	$173.2
2026	169.3	169.9
2027	52.3	52.6
Total CCF investments	$394.6	$395.7

CCF cash and cash equivalents, and investments are classified as a long-term asset on the Company’s Condensed Consolidated Balance Sheets as the Company intends to use withdrawals to fund qualified milestone progress payments for the construction of three new Jones Act vessels.

CCF Assigned Accounts Receivable: As of March 31, 2025 and December 31, 2024, eligible accounts receivable of $79.2 million and $178.1 million were assigned to the CCF, respectively. Due to the nature of the assignment of eligible accounts receivable into the CCF, such assigned amounts are classified as part of accounts receivable in the Condensed Consolidated Balance Sheets.

8.          DEBT

As of March 31, 2025 and December 31, 2024, the Company’s debt consisted of the following:

	March 31,	December 31,
(In millions)	2025	2024
Private Placement Term Loans:
3.37%, payable through 2027	$34.6	$34.6
3.14%, payable through 2031	93.0	100.1
Title XI Debt:
1.22%, payable through 2043	150.3	150.3
1.35%, payable through 2044	112.9	115.9
Total Debt	390.8	400.9
Less: Current portion	(39.7)	(39.7)
Total Long-term Debt	351.1	361.2
Less: Deferred loan fees	(10.2)	(10.4)
Total Long-term Debt, net of deferred loan fees	$340.9	$350.8

Except as described below, the Company’s debt is described in Note 8 to the Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024.

Revolving Credit Facility: The Company’s revolving credit facility has committed available borrowing of up to $650 million and matures on March 31, 2026. As of March 31, 2025, the Company had $643.9 million of remaining borrowing availability under the revolving credit facility. The Company used $6.1 million of the revolving credit facility for letters of credit outstanding as of March 31, 2025. There were no outstanding borrowings under the revolving credit facility as of March 31, 2025 and December 31, 2024.

Debt Security and Guarantees: All of the debt of the Company and MatNav, including related guarantees, as of March 31, 2025 was unsecured, except for the Title XI debt.

Debt Maturities: As of March 31, 2025, debt maturities are as follows:

As of
Year (in millions)	March 31, 2025
Remainder of 2025	$29.6
2026	39.7
2027	39.7
2028	28.2
2029	28.2
Thereafter	225.4
Total Debt	$390.8

9.          LEASES

The Company’s leases are described in Note 9 to the Consolidated Financial Statements included in Part II, Item 8 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2024.

Components of Lease Cost: Components of lease cost recorded in the Company’s Condensed Consolidated Statement of Income and Comprehensive Income for the three months ended March 31, 2025 and 2024 consisted of the following:

	Three Months Ended
	March 31,
(In millions)	2025	2024
Operating lease cost	$38.2	$35.9
Short-term lease cost	1.6	2.0
Variable lease cost	0.1	0.2
Total lease cost	$39.9	$38.1

Maturities of operating lease liabilities at March 31, 2025 are as follows:

As of
Year (in millions)	March 31, 2025
Remainder of 2025	$95.5
2026	98.6
2027	71.8
2028	21.8
2029	10.3
Thereafter	79.7
Total lease payments	377.7
Less: Interest	(52.3)
Present value of operating lease liabilities	325.4
Less: Short-term portion	(119.2)
Long-term operating lease liabilities	$206.2

10.          ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

Changes in accumulated other comprehensive income (loss) by component, net of tax, for the three months ended March 31, 2025 consisted of the following:

					Accumulated
		Post-	Non-		Other
	Pension	Retirement	Qualified		Comprehensive
(In millions)	Benefits	Benefits	Plans	Other	Income (Loss)
Balance at December 31, 2024	$(14.0)	$8.1	$(0.4)	$(0.2)	$(6.5)
Amortization of prior service credit	—	(0.7)	—	—	(0.7)
Amortization of net actuarial gain (loss)	—	(0.1)	—	—	(0.1)
Foreign currency exchange	—	—	—	0.3	0.3
Other adjustments	—	—	—	0.2	0.2
Balance at March 31, 2025	$(14.0)	$7.3	$(0.4)	$0.3	$(6.8)

Changes in accumulated other comprehensive income (loss) by component, net of tax, for the three months ended March 31, 2024 consisted of the following:

					Accumulated
		Post-	Non-		Other
	Pension	Retirement	Qualified		Comprehensive
(In millions)	Benefits	Benefits	Plans	Other	Income (Loss)
Balance at December 31, 2023	$(20.3)	$11.0	$(0.2)	$1.3	$(8.2)
Amortization of prior service credit	—	(0.7)	—	—	(0.7)
Amortization of net actuarial gain (loss)	0.1	(0.2)	—	—	(0.1)
Foreign currency exchange	—	—	—	(0.9)	(0.9)
Other adjustments	—	—	—	0.1	0.1
Balance at March 31, 2024	$(20.2)	$10.1	$(0.2)	$0.5	$(9.8)

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

The Company uses Level 1 inputs for the fair values of its cash and cash equivalents, and CCF cash and cash equivalents and investments, and Level 2 inputs for fixed rate debt. The fair values of cash and cash equivalents, and cash and cash equivalents in the CCF approximate their carrying values due to the nature of the instruments. The fair value of investments in the CCF is calculated based upon quoted prices available in active markets. The fair value of fixed rate debt is calculated based upon interest rates available for debt with terms and maturities similar to the Company’s existing debt arrangements.

The carrying value and fair value of the Company’s financial instruments as of March 31, 2025 and December 31, 2024 are as follows:

			Quoted Prices in	Significant	Significant
	Total		Active Markets	Observable	Unobservable
	Carrying Value	Total	(Level 1)	Inputs (Level 2)	Inputs (Level 3)

(In millions)	March 31, 2025	Fair Value Measurements at March 31, 2025
Cash and cash equivalents	$122.0	$122.0	$122.0	$—	$—
CCF - Cash and cash equivalent	$290.8	$290.8	$290.8	$—	$—
CCF - Investments	$394.6	$395.7	$395.7	$—	$—
Fixed rate debt	$390.8	$315.9	$—	$315.9	$—

(In millions)	December 31, 2024	Fair Value Measurements at December 31, 2024
Cash and cash equivalents	$266.8	$266.8	$266.8	$—	$—
CCF - Cash and cash equivalent	$230.7	$230.7	$230.7	$—	$—
CCF - Investments	$411.9	$412.5	$412.5	$—	$—
Fixed rate debt	$400.9	$317.7	$—	$317.7	$—

12.          EARNINGS PER SHARE

Basic earnings per share is determined by dividing net income by the weighted average common shares outstanding during the period. The calculation of diluted earnings per share includes the dilutive effect of non-vested restricted stock units. The computation of weighted average common shares outstanding excluded a nominal amount of anti-dilutive restricted stock units for each period ended March 31, 2025 and 2024.

The computations for basic and diluted earnings per share for the three months ended March 31, 2025 and 2024 are as follows:

	Three Months Ended March 31, 2025			Three Months Ended March 31, 2024
		Weighted	Per		Weighted	Per
		Average	Common		Average	Common
	Net	Common	Share	Net	Common	Share
(In millions, except per share amounts)	Income	Shares	Amount	Income	Shares	Amount
Basic:	$72.3	32.8	$2.20	$36.1	34.4	$1.05
Effect of Dilutive Securities:	—	0.4	(0.02)	—	0.2	(0.01)
Diluted:	$72.3	33.2	$2.18	$36.1	34.6	$1.04

13.          SHARE-BASED COMPENSATION

During the three months ended March 31, 2025, the Company granted time-based restricted stock units and performance-based shares to certain of its employees totaling approximately 133,200 shares with a combined weighted average grant date fair value of $143.66 per share.

Total share-based compensation cost recognized in the Condensed Consolidated Statements of Income and Comprehensive Income as a component of general and administrative expenses was $5.8 million and $5.7 million for the three months ended March 31, 2025 and 2024, respectively. Total unrecognized compensation cost related to unvested share-based compensation arrangements was $38.5 million at March 31, 2025, and is expected to be recognized over a weighted average period of approximately 1.9 years. Total unrecognized compensation cost may be adjusted for any unearned performance shares or forfeited shares.

14.          PENSION AND POST-RETIREMENT PLANS

The Company’s pension and post-retirement plans are described in Note 11 to the Consolidated Financial Statements included in Part II, Item 8 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2024. Components of net periodic benefit cost and other amounts recognized in Other Comprehensive Income (Loss) for the qualified pension plans and the post-retirement benefit plans for the three months ended March 31, 2025 and 2024 consisted of the following:

	Pension Benefits		Post-retirement Benefits
	Three Months Ended March 31,		Three Months Ended March 31,
(In millions)	2025	2024	2025	2024
Components of net periodic benefit cost (credit):
Service cost	$1.1	$0.9	$—	$0.1
Interest cost	2.6	2.4	0.3	0.3
Expected return on plan assets	(4.4)	(3.8)	—	—
Amortization of net actuarial loss (gain)	—	0.1	(0.2)	(0.2)
Amortization of prior service credit	—	—	(0.9)	(0.9)
Net periodic benefit credit	$(0.7)	$(0.4)	$(0.8)	$(0.7)

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

FORWARD-LOOKING STATEMENTS

The Company, from time to time, may make or may have made certain forward-looking statements, whether orally or in writing, such as, among others, forecasts or projections of the Company’s future performance or statements of management’s plans and objectives. These statements are considered “forward-looking” statements as that term is defined in the Private Securities Litigation Reform Act of 1995. Such forward-looking statements may be contained in, among other things, SEC filings such as Forms 10-K, 10-Q and 8-K, the Company’s Annual Report to Shareholders, the Company’s Sustainability Report, press releases made by the Company, the Company’s Internet websites (including websites of its subsidiaries), and oral statements made by officers of the Company. Except for historical information contained in these written or oral communications, all other statements are forward-looking statements. These include, for example, all references to 2025 or future years, including such references included under “First Quarter 2025 Discussion and Outlook for 2025,” as well as statements generally identified through the inclusion of words such as “anticipate,” “believe,” “can,” “commit,” “estimate,” “expect,” “goal,” “intend,” “may,” “plan,” “seek,” “should,” “target,” and “will,” or similar statements or variations of such terms and other similar expressions. New risks or uncertainties may emerge from time to time, risks that the Company currently does not consider to be material could become material, and it is not possible for the Company to predict all such risks, nor can it assess the impact of all such risks on the Company’s business or the extent to which any factor, or combination of factors, may cause actual results or outcomes, or the timing of results or outcomes, to differ materially from those contained in any forward-looking statements. Accordingly, forward-looking statements cannot be relied upon as a guarantee of future results or outcomes and involve a number of risks and uncertainties that could cause actual results or outcomes to differ materially from those projected in the statements, including but not limited to the factors that are described in Part II, Item 1A under the caption “Risk Factors” below. Except as required by law, the Company undertakes no obligation to revise or update publicly forward-looking statements or any factors that may affect actual results, whether as a result of new information, future events, circumstances occurring after the date of this report, or otherwise.

OVERVIEW

Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is designed to provide a discussion of the Company’s financial condition, results of operations, liquidity and certain other factors that may affect its future results from the perspective of management. The discussion that follows is intended to provide information that will assist in understanding the changes in the Company’s Condensed Consolidated Financial Statements from period to period, the primary factors that accounted for those changes, and how certain accounting principles, policies and estimates affected the Company’s Condensed Consolidated Financial Statements. The MD&A is provided as a supplement to the Condensed Consolidated Financial Statements and notes herein, and should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2024, the Company’s reports on Forms 10-Q and 8-K, and other publicly available information.

FIRST QUARTER 2025 DISCUSSION AND OUTLOOK FOR 2025

Ocean Transportation: The Company’s container volume in the Hawaii service in the first quarter 2025 was 3.2 percent higher year-over-year. The increase was primarily due to the dry-docking of a competitor’s vessel. The Hawaii economy remains stable with low unemployment, strong construction activity, and stable tourism, offset by challenging population growth and high inflation and interest rates. The Company expects volume in 2025 to be comparable to the level achieved in 2024, reflecting modest economic growth in Hawaii and stable market share.

In China, the Company achieved significantly higher freight rates in the first quarter 2025 compared to the year ago period. The year-over-year increase benefitted from the carryover of elevated freight rates from the fourth quarter of 2024. Container volume in the first quarter 2025 decreased 1.4 percent year-over-year. Currently, there is significant uncertainty regarding tariffs and global trade, regulatory measures, the trajectory of the U.S. economy and other geopolitical factors. Since the tariffs were implemented in April, the Company’s container volume has declined approximately 30 percent year-over-year. Given the pronounced market decline in demand in the Transpacific in April, coupled with limited visibility to the Company’s container demand, the Company expects container volume and average freight rates in the second quarter to be lower year-over-year. For full year 2025, the Company also expects container volume and average freight rates to be lower year-over-year.

In Guam, the Company’s container volume in the first quarter 2025 decreased 14.3 percent year-over-year. The decrease was primarily due to lower demand from retail and food and beverage segments. In the near term, the Company expects Guam’s economy to remain stable with a slow recovery in tourism, a low unemployment rate, and some increase in construction activity. For 2025, the Company expects volume to approach the level achieved last year.

In Alaska, the Company’s container volume for the first quarter 2025 increased 4.8 percent year-over-year. The increase was primarily due to higher northbound volume, partially offset by an additional sailing in the year ago period. In the near term, the Company expects continued economic growth in Alaska supported by a low unemployment rate, jobs growth and continued oil and gas exploration and production activity. For 2025, the Company expects volume to be comparable to the level achieved last year.

The contribution in the first quarter 2025 from the Company’s SSAT joint venture investment was $6.6 million, or $6.2 million higher than first quarter 2024. The increase was primarily due to higher lift volume. For 2025, the Company expects the contribution from SSAT to be lower than the $17.4 million achieved last year without taking into account the $18.4 million impairment charge at SSAT during the fourth quarter 2024.

Based on the outlook trends noted above, along with significant uncertainty regarding tariffs and global trade, regulatory measures, the trajectory of the U.S. economy and other geopolitical factors, the Company expects Ocean Transportation operating income for the second quarter 2025 to be meaningfully lower than the level achieved in the same period last year. For full year 2025, the Company expects Ocean Transportation operating income to be lower than the level achieved in the prior year, with the amount dependent on the impact and timing of the global trade and macroeconomic uncertainties described above.

Logistics: In the first quarter 2025, operating income for the Company’s Logistics segment was $8.5 million, or $0.8 million lower compared to the level achieved in the first quarter 2024. The decrease was primarily due to a lower contribution from freight forwarding and transportation brokerage, partially offset by a higher contribution from supply chain management. For the second quarter 2025, the Company expects Logistics operating income to be lower than the $15.6 million achieved in the second quarter 2024. For full year 2025, the Company expects Logistics operating income to be lower than the level achieved in the prior year due to a challenging environment for all the business lines.

Consolidated Operating Income: For the second quarter 2025, the Company expects consolidated operating income to be meaningfully lower than the $124.6 million achieved in the second quarter 2024. For full year 2025, the Company expects consolidated operating income to be lower than the $551.3 million achieved in 2024 due to the uncertain global trade and macroeconomic environment.

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

Income Taxes: In the first quarter 2025, the Company’s effective tax rate was 21.6 percent. For the full year 2025, the Company expects its effective tax rate to be approximately 23.0 percent.

Capital and Vessel Dry-docking Expenditures: For the first quarter 2025, the Company made capital expenditure payments excluding new vessel construction expenditures of $22.5 million, new vessel construction expenditures (including capitalized interest and owner’s items) of $66.7 million, and dry-docking payments of $10.4 million. For the full year 2025, the Company expects to make other capital expenditure payments, including maintenance capital expenditures, of approximately $100 to $120 million, new vessel construction expenditures (including capitalized interest and owner’s items) of approximately $305 million, and dry-docking payments of approximately $40 million.

CONSOLIDATED RESULTS OF OPERATIONS

Consolidated Results – Three months ended March 31, 2025 compared with 2024:

	Three Months Ended March 31,
(Dollars in millions, except per share amounts)	2025	2024	Change
Operating revenue	$782.0	$722.1	$59.9	8.3%
Operating costs and expenses	(699.9)	(685.2)	(14.7)	2.1%
Operating income	82.1	36.9	45.2	122.5%
Interest income	9.4	8.8	0.6	6.8%
Interest expense	(1.7)	(2.2)	0.5	(22.7)%
Other income (expense), net	2.4	1.8	0.6	33.3%
Income before taxes	92.2	45.3	46.9	103.5%
Income taxes	(19.9)	(9.2)	(10.7)	116.3%
Net income	$72.3	$36.1	$36.2	100.3%
Basic earnings per share	$2.20	$1.05	$1.15	109.5%
Diluted earnings per share	$2.18	$1.04	$1.14	109.6%

Changes in operating revenue, and operating costs and expenses are further described below in the Analysis of Operating Revenue and Income by Segment.

The increase in interest income for the three months ended March 31, 2025, compared to the three months ended March 31, 2024, was due to increased amounts of cash and cash equivalent, and CCF funds that were invested in interest bearing accounts during the three months ended March 31, 2025.

The decrease in interest expense for the three months ended March 31, 2025, compared to the three months ended March 31, 2024, was due to lower outstanding debt during the period, and a higher offset of capitalized interest related to the construction of new vessels.

Other income (expense) relates to the amortization of certain components of net periodic benefit costs or gains related to the Company’s pension and post-retirement plans.

Income tax expense was $19.9 million, or 21.6 percent of income before taxes, for the three months ended March 31, 2025, compared to $9.2 million, or 20.3 percent of income before taxes, for the three months ended March 31, 2024. The increase in the effective tax rate for the three months ended March 31, 2025 was due to higher discrete tax adjustments recorded during that period.

ANALYSIS OF OPERATING REVENUE AND INCOME BY SEGMENT

Ocean Transportation Operating Results – Three months ended March 31, 2025 compared with 2024:

	Three Months Ended March 31,
(Dollars in millions)	2025	2024	Change
Ocean Transportation revenue	$637.4	$579.0	$58.4	10.1%
Operating costs and expenses	(563.8)	(551.4)	(12.4)	2.2%
Operating income	$73.6	$27.6	$46.0	166.7%
Operating income margin	11.5%	4.8%

Volume (Forty-foot equivalent units (FEU)) (1)
Hawaii containers	35,700	34,600	1,100	3.2%
Alaska containers	19,700	18,800	900	4.8%
China containers (2)	28,500	28,900	(400)	(1.4)%
Guam containers	4,200	4,900	(700)	(14.3)%
Other containers (3)	3,400	3,600	(200)	(5.6)%
(1)	Approximate volume included for the period are based on the voyage departure date, but revenue and operating income are adjusted to reflect the percentage of revenue and operating income earned during the reporting period for voyages in transit at the end of each reporting period.
(2)	Includes containers transshipped in China from other Asian ports.
(3)	Includes containers from services in various islands in Micronesia and the South Pacific, and Okinawa, Japan.

Ocean Transportation revenue increased $58.4 million, or 10.1 percent, during the three months ended March 31, 2025, compared with the three months ended March 31, 2024. The increase was primarily due to significantly higher freight rates in China.

On a year-over-year FEU basis, Hawaii container volume increased 3.2 percent primarily due to the dry-docking of a competitor’s vessel; Alaska volume increased 4.8 percent primarily due to higher northbound volume, partially offset by an additional sailing in the year ago period; China volume was 1.4 percent lower; Guam volume decreased 14.3 percent primarily due to lower demand from retail and food and beverage segments; and Other containers volume decreased 5.6 percent.

Ocean Transportation operating income increased $46.0 million, or 166.7 percent, during the three months ended March 31, 2025, compared with the three months ended March 31, 2024. The increase was primarily due to significantly higher freight rates in China and a higher contribution from SSAT, partially offset by higher direct cargo expense and operating overhead costs.

The Company’s SSAT terminal joint venture investment had an income of $6.6 million during the three months ended March 31, 2025, compared to income of $0.4 million during the three months ended March 31, 2024. The increase was primarily driven by higher lift volume.

Logistics Operating Results – Three months ended March 31, 2025 compared with 2024:

	Three Months Ended March 31,
(Dollars in millions)	2025	2024	Change
Logistics revenue	$144.6	$143.1	$1.5	1.0%
Operating costs and expenses	(136.1)	(133.8)	(2.3)	1.7%
Operating income	$8.5	$9.3	$(0.8)	(8.6)%
Operating income margin	5.9%	6.5%

Logistics revenue increased $1.5 million, or 1.0 percent, during the three months ended March 31, 2025, compared with the three months ended March 31, 2024. The increase was primarily due to higher revenue in freight forwarding and supply chain management, partially offset by lower revenue from transportation brokerage.

Logistics operating income decreased $0.8 million, or 8.6 percent, during the three months ended March 31, 2025, compared with the three months ended March 31, 2024. The decrease was primarily due to a lower contribution from freight forwarding and transportation brokerage, partially offset by a higher contribution from supply chain management.

LIQUIDITY AND CAPITAL RESOURCES

Sources of liquidity available to the Company as of March 31, 2025 compared to December 31, 2024 were as follows:

Cash and Cash Equivalents, Accounts Receivable and CCF: Cash and cash equivalents, accounts receivable and CCF as of March 31, 2025 compared to December 31, 2024 were as follows:

	March 31,	December 31,
(In millions)	2025	2024	Change
Cash and cash equivalents	$122.0	$266.8	$(144.8)
Accounts receivable, net (1)	$270.7	$268.9	$1.8
CCF - cash and cash equivalents, and investments account	$685.4	$642.6	$42.8
(1)	As of March 31, 2025 and December 31, 2024, $79.2 million and $178.1 million of eligible accounts receivable were assigned to the CCF, respectively.

Changes in the Company’s cash and cash equivalents for the three months ended March 31, 2025, compared to the three months ended March 31, 2024, were as follows:

	Three Months Ended March 31,
(In millions)	2025	2024	Change
Net cash provided by operating activities (1)	$89.0	$36.6	$52.4
Net cash used in investing activities (2)	(129.4)	(59.0)	(70.4)
Net cash used in financing activities (3)	(104.4)	(85.7)	(18.7)
Net decrease in cash, cash equivalents and restricted cash	(144.8)	(108.1)	(36.7)
Cash and cash equivalents, and restricted cash, beginning of the period	266.8	136.3	130.5
Cash and cash equivalents, and restricted cash, end of the period	$122.0	$28.2	$93.8

(1) Changes in net cash provided by operating activities:

Changes in net cash provided by operating activities for the three months ended March 31, 2025, compared to the three months ended March 31, 2024, were due to the following:

(In millions)	Change
Net income	$36.2
Non-cash depreciation and amortization	3.4
Deferred income taxes	(1.9)
Other non-cash related changes, net	(0.3)
Income and distribution from SSAT, net	(20.2)
Accounts receivable, net	22.1
Prepaid expenses and other assets	(9.3)
Accounts payable, accruals and other liabilities	29.0
Operating lease assets and liabilities, net	(0.5)
Non-cash amortization of operating lease right of use assets	0.6
Deferred dry-docking payments	(5.2)
Other long-term liabilities	(1.5)
Total	$52.4

Net income was $72.3 million for the three months ended March 31, 2025, compared to $36.1 million for the three months ended March 31, 2024. Income from SSAT was $6.6 million for the three months ended March 31, 2025, compared to $0.4 million for the three months ended March 31, 2024. The increase in income from SSAT was primarily due to higher lift volume during the three months ended March 31, 2025, compared to the same prior year period. The Company received $14.0 million of cash distributions from SSAT during the three months ended March 31, 2024. No cash distributions were received from SSAT during the three months ended March 31, 2025. Cash distributions from SSAT are dependent on the level of cash available for distribution after SSAT’s operational and capital needs. Changes in accounts receivable were primarily due to the timing of collections associated with those receivables. Changes in prepaid expenses and other assets were primarily due to an increase in vessel fuel. Changes in accounts payable, accruals and other liabilities were due to the timing of payments associated with those liabilities. Changes in operating lease assets and liabilities were primarily due to new operating lease additions and renewals, offset by operating lease payments and terminations during the three months ended March 31, 2025, compared to the same prior year period. Deferred dry-docking payments for the three months ended March 31, 2025 were $10.4 million, compared to $5.2 million for the three months ended March 31, 2024. Changes in deferred dry-docking is primarily due to the timing of vessel dry-dock related activities and the payments associated with those activities.

(2) Changes in net cash used in investing activities:

Changes in net cash used in investing activities for the three months ended March 31, 2025, compared to the three months ended March 31, 2024, were due to the following:

(In millions)	Change
Cash deposits and interest into the CCF	$(99.4)
Withdrawals from CCF	65.0
Vessel construction expenditures	(65.6)
Capital expenditures (excluding vessel construction expenditures)	31.7
Proceeds from disposal of property and equipment, net, and other	(2.1)
Total	$(70.4)

The Company deposited $105.4 million of cash and interest into the CCF and made $65.0 million of qualifying withdrawal payments out of the CCF during the three months ended March 31, 2025. The Company deposited $6.0 million of interest into the CCF, and did not make any qualifying withdrawal payments out of the CCF during the three months ended March 31, 2024. Cash and cash equivalents, and investments in the CCF are intended to fund milestone payments for the construction of three new Jones Act vessels. Vessel construction expenditures (including capitalized interest) were $66.7 million for the three months ended March 31, 2025, compared to $1.1 million for the three months ended March 31, 2024. Vessel construction expenditures relate to milestone payments and capitalized interest for the construction of three new Jones Act vessels. Maintenance and other capital expenditures payments were $22.5 million for the three months ended March 31, 2025, compared to $54.2 million for the three months ended March 31, 2024. Maintenance and other capital expenditures primarily relate to vessel related expenditures, the acquisition of containers, chassis and other equipment, and expenditures on other capital related projects. The decrease in maintenance and other capital expenditure for the three months ended March 31, 2025, compared to the same prior year period primarily related to the timing of when vessel maintenance activities are performed and when other capital related projects are incurred.

(3) Changes in net cash used in financing activities:

Changes in net cash used in financing activities for the three months ended March 31, 2025, compared to the three months ended March 31, 2024, were due to the following:

(In millions)	Change
Repurchase of Matson common stock	$(19.6)
Shares withheld for taxes related to settlement of restricted stock units	1.1
Dividends paid	(0.2)
Total	$(18.7)

During the three months ended March 31, 2025, the Company paid $66.9 million to repurchase Matson common stock, compared to $47.3 million during the three months ended March 31, 2024. During the three months ended March 31, 2025, the Company paid $10.1 million in scheduled fixed interest debt payments, compared to $10.1 million during the three months ended March 31, 2024. During the three months ended March 31, 2025, the Company paid $16.1 million in withholding taxes related to vested restricted stock units, compared to $17.2 million during the three months ended March 31, 2024. During the three months ended March 31, 2025, the Company paid $11.3 million in dividends, compared to $11.1 million during the three months ended March 31, 2024. The increase in dividend payments was due to an increase in dividends declared per share of common stock by the Company, offset by a reduction in common stock outstanding.

Capital Construction Fund: The Company’s CCF is described in Note 7 of Part I, Item 1 above. CCF cash and cash equivalents, and CCF investments as of March 31, 2025 and December 31, 2024 are as follows:

	March 31,	December 31,
(In millions)	2025	2024
CCF Cash and cash equivalents	$290.8	$230.7
CCF Investments	394.6	411.9
Total	$685.4	$642.6

CCF cash and cash equivalents, and CCF investments are intended to fund milestone payments for the construction of three new Jones Act vessels.

Debt: The Company’s debt is described in Note 8 of Part I, Item 1 above. The Company utilizes a mix of fixed and variable debt for liquidity and to fund the Company’s operations. Total Debt as of March 31, 2025 and December 31, 2024 is as follows:

	March 31,	December 31,
(In millions)	2025	2024	Change
Variable interest debt	$—	$—	$—
Fixed interest debt	390.8	400.9	(10.1)
Total Debt (excluding deferred loan fees)	$390.8	$400.9	$(10.1)

Total Debt decreased by $10.1 million during the three months ended March 31, 2025, compared to December 31, 2024, due to scheduled fixed interest debt repayments.

As of March 31, 2025, the Company had $643.9 million of remaining borrowing availability under the revolving credit facility, with a maturity date of March 31, 2026.

Working Capital: The Company had a working capital deficit of $78.4 million at March 31, 2025, compared to a working capital surplus of $49.2 million at December 31, 2024. Working capital is primarily impacted by the amount of net cash provided by operating activities, the amount of capital expenditures, the timing of collections associated with accounts receivable, prepaid expenses and other assets, and by the amount and timing of payments associated with accounts payable, accruals, income taxes and other liabilities. The decrease in the Company’s working capital at March 31, 2025, compared to December 31, 2024 is primarily due to cash deposited into the CCF during the three months ended March 31, 2025.

Capital Expenditures: Except as described below, during the three months ended March 31, 2025, there were no material changes to the Company’s expected capital expenditures for the years ending December 31, 2025 and 2026 that are described in Part II, Item 7 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2024.

During the three months ended March 31, 2025, the Company paid $65.0 million in milestone payments under the vessel construction agreements. The following represents the estimated timing of future milestone payments under the vessel construction agreements as of March 31, 2025, as described in Part II, Item 7 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2024:

	Paid	Future Milestone Payments
Vessel Construction Obligations (in millions)	As of March 31, 2025	Remainder of 2025	2026	2027	2028	Thereafter	Total
Three Aloha Class Containerships	$254.5	$225.4	$313.6	$185.0	$22.2	$2.9	$1,003.6

The Company intends to use the CCF cash and cash equivalents, and CCF investments to fund future milestone progress payments.

For the full year 2025, the Company expects to make other capital expenditure payments, including maintenance capital expenditures, of approximately $100 to $120 million, and dry-docking payments of approximately $40 million.

Repurchase of Shares: During the three months ended March 31, 2025, the Company repurchased approximately 0.5 million shares for a total cost of $69.2 million, compared to 0.4 million shares for a total cost of $48.9 million for the three months ended March 31, 2024. The maximum number of remaining shares that may be repurchased under the Company’s share repurchase program was approximately 3.3 million shares at March 31, 2025.

Other Material Cash Requirements: There were no other material changes during the quarter ended March 31, 2025 to the Company’s other cash requirements that are described in Part II, Item 7 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2024.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

There have been no changes during this quarter to the Company’s critical accounting policies and estimates as discussed in Part II, Item 7 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2024.

OTHER MATTERS

The Company’s first quarter 2025 cash dividend of $0.34 per share was paid on March 6, 2025. On April 24, 2025, the Company’s Board of Directors declared a cash dividend of $0.34 per share payable on June 5, 2025 to shareholders of record on May 8, 2025.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes to the Company’s market risk position from the information provided under Part II, Item 7A, “Quantitative and Qualitative Disclosures About Market Risk,” of its Annual Report on Form 10-K for the year ended December 31, 2024.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures: The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this report. Based on such evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that, as of March 31, 2025, the Company’s disclosure controls and procedures are effective.

Changes in Internal Control Over Financial Reporting: There were no changes in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the three months ended March 31, 2025, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

ITEM 1A. RISK FACTORS

The following material risks, events and uncertainties may make an investment in the Company speculative or risky and should be reviewed carefully. The Company faces the material risks set forth below; however, the description below does not purport to include all risks the Company faces, and additional risks or uncertainties that are currently unknown or are not currently believed to be material may occur or become material. Moreover, some of the factors, events and contingencies discussed below may have occurred in the past, but the disclosures below are not representations as to whether or not the factors, events or contingencies have occurred in the past, and instead reflect our beliefs and opinions as to the factors, events, or contingencies that could materially and adversely affect us in the future. The occurrence of these or the risks and uncertainties described below may, in ways the Company may not be able to accurately predict, recognize or mitigate, adversely affect the Company’s business, competitive environment, strategy, financial condition, operating results, cash flows, liquidity, demand, revenue, growth, prospects, reputation or stock price. All forward-looking statements made in this Form 10-Q are qualified by the risks and uncertainties described below.

The risk factors described below include material changes to and supersede the risk factors previously described in Part I, Item 1A, “Risk Factors” of the Company’s Annual Report on Form 10-K for the year ended December 31, 2024.

Risks Related to the Jones Act

Repeal, invalidation, substantial amendment, or waiver of the Jones Act or changes in its application would have an adverse effect on the Company’s business.

The Merchant Marine Act of 1920 (commonly referred to as the Jones Act) regulates all interstate and intrastate marine commerce within the U.S. From time to time, various interests have sought to repeal, amend or waive the Jones Act. For example, in February 2025, a lawsuit was filed in the U.S. District Court for the District of Columbia challenging the Jones Act, arguing that it violates the Port Preference Clause of the U.S. Constitution; the Company believes this lawsuit is without merit and has filed a motion to intervene in the case. If the Jones Act were to be repealed, invalidated, substantially amended or waived and, as a consequence, competitors were to enter the Hawaii or Alaska markets with lower operating costs by utilizing their ability to acquire and operate foreign-flagged and foreign-built vessels and/or being exempt from other U.S. regulations, the Company’s business would be adversely affected. In addition, the Company’s position as a U.S. citizen operator of Jones Act vessels would be negatively impacted if periodic efforts and attempts by foreign interests, including recent campaigns by foreign governments, to circumvent or repeal certain aspects of the Jones Act were successful. If maritime cabotage services were included in the General Agreement on Trade in Services, the United States-Mexico-Canada Agreement, or other international trade agreements, or if the restrictions contained in the Jones Act were otherwise altered, the shipping of cargo between covered U.S. ports could be opened to foreign-flagged or foreign-built vessels, which could have other adverse impacts to our business.

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

The transportation industry in which the Company operates has been and could in the future be impacted by macroeconomic fluctuations, volatility, downturns, inflation, recessions, interest rates and other economic shifts or market instabilities, including due to outbreaks of disease and instability in financial institutions, as well as the development of and changes in governmental policies, relations, priorities and budgeting constraints, and uncertainties resulting from the U.S. political environment, including increased political polarization and the potential for political gridlock (such as the prospect of a shutdown of the U.S. federal government), and geopolitical developments across the jurisdictions in which it operates. For example, there have been increases in geopolitical and trade tensions among a number of the world’s major economies, including the United States’ recent imposition of tariffs and the imposition by other countries of new or increased tariffs. These tensions have resulted in protectionist measures by governments, including reciprocal tariffs, non-tariff trade barriers, and sanctions, including the use of export control restrictions and sanctions against certain countries and individual companies. On April 17, 2025, the U.S. Trade Representative (the “USTR”) also announced service fees on certain Chinese-owned or operated, or Chinese-built vessels entering U.S. ports and proposed additional duties on cranes, containers, certain chassis and spare parts, which could result in higher equipment costs. These actions and uncertainty regarding domestic and foreign tariff policy, including uncertainty associated with the scope, level, magnitude, duration and product range of tariffs, have, and may continue to have, an adverse economic impact in the markets in which the Company operates and could result in a reduced demand for the Company’s services.

These adverse economic conditions can also impact the Company’s customers’ business levels and needs. Within the U.S., a weakening of economic drivers in Hawaii, Alaska or Guam, which include tourism, military spending, construction, personal income growth and employment, the weakening of consumer confidence, market demand, the economy in the U.S. Mainland, inflation, interest rates, recession, increased political polarization and the potential for political gridlock (such as the prospect of a shutdown of the U.S. federal government), and the effect of a change in the strength of the U.S. dollar against other foreign currencies has reduced and could in the future reduce the demand for goods, adversely affecting inland and ocean transportation volumes or rates. In addition, overcapacity in the global or transpacific ocean transportation markets, a change in the cost of goods or currency exchange rates, pressure from U.S. or foreign governments, and changes in tariff policies or international trade policies and related uncertainties could adversely affect freight volumes and rates in the Company’s China services. Additionally, fluctuations in the price of oil could further impact the Alaskan economy, which in turn could impact the Company’s business.

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

The Company’s businesses are dependent on their relationships with customers and derive a significant portion of their revenues from the Company’s largest customers. The Company’s business relies on its relationships with the U.S. military, freight forwarders and non-vessel owning common carriers, large retailers and consumer goods manufacturers, as well as other larger customers. For more information regarding the Company’s significant customers, see the discussion in Part I, Item 1 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2024. The loss of or damage to any of these key relationships may adversely affect the Company’s business and revenue.

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

Fuel, including LNG fuels and biofuels, is a significant operating expense for the Company’s Ocean Transportation business. The price and supply of fuel are difficult to predict and fluctuate based on events beyond the Company’s control, including impacts from global macroeconomic conditions, geopolitical events and governmental policies such as the USTR action. Increases in the price of fuel may adversely affect the Company’s results of operations. Any such increases also can lead to increases in other expenses, such as energy costs and costs to purchase outside transportation services. In the Company’s Ocean Transportation and Logistics services segments, the Company utilizes fuel-related surcharges, although increases in the fuel-related surcharges may adversely affect the Company’s competitive position and may not correspond exactly with the timing of increases in fuel expense. Changes in the Company’s ability to collect fuel-related surcharges, including recovery of all or most fuel-related expenses, also may adversely affect its results of operations.

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

The state of California and certain other regulators, investors, advisory firms, employees, customers, suppliers, governments and certain other stakeholders are increasingly focused on and have established regulations and expectations related to sustainability matters and related corporate practices, disclosures and initiatives. These evolving regulations and expectations may impact the Company’s reputation, business and attractiveness as an investment, employer or business partner to the extent the Company – including its initiatives, goals and reporting – fails to satisfy or is perceived to fail to satisfy those regulations and expectations, including as a result of any third-party rating or assessment. The adoption and expansion of related legislation and regulations have also resulted and may again result in increased capital expenditures and compliance, operational and other costs to the Company. For example, the state of California has adopted climate change disclosure requirements. Compliance with such rules could require significant effort and resources and result in changes to the Company’s current GHG emission reduction goals.

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

The Company is subject to risks associated with conducting business in foreign markets.

Matson’s China service and other international services are subject to risks associated with conducting business in foreign markets, which include:

●	Challenges associated with operating in foreign countries and developing relationships with foreign companies, business associates and governments, including as a result of cultural differences;
●	Difficulties in staffing and managing foreign operations, including dynamic employment and immigration laws;
●	The Company’s ability to comply with U.S. and foreign legal and regulatory restrictions, including anti-corruption laws such as the Foreign Corrupt Practices Act;
●	Not having continued access to existing port facilities or feeder vessels;
●	The Company’s ability to manage changes in the cost of goods or currency exchange rate fluctuations;
●	Geopolitical and economic instability;
●	Economic downturns or slower growth in the local markets or geographic areas in which we conduct business;
●	Dynamics involving U.S. trade relations with other countries, including uncertainty associated with the scope, level, magnitude, duration and product range of tariffs, non-tariff trade barriers or sanctions, including the use of export control restrictions and sanctions against certain countries and individual companies, or other retaliatory governmental actions, and responsive actions taken by the Company’s customers, including with respect to their supply chains;
●	The Company’s ability to offer a differentiated service for which customers are willing to pay a significant premium; and
●	Customer preferences to diversify supply chains away from, or otherwise limit sourcing from, certain countries.

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

A significant portion of Matson’s employees are covered by collective bargaining agreements. Furthermore, the Company relies on the services of third parties, including SSAT, which employ persons covered by collective bargaining agreements. For additional information on collective bargaining agreements with unions, see Part I, Item 1, Subheading C. Employees and Labor Relations of the Company’s Annual Report on Form 10-K for the year ended December 31, 2024.

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

The shipping industry is a more frequent target of cyber attacks than some other industries because of the essential nature of these services. The Company relies extensively on its information technology systems and third-party service providers in many aspects of its business, including cloud services for accounting, billing, disbursement, cargo booking and tracking, vessel scheduling and stowage, equipment tracking, customer service, banking, payroll and employee communication systems. The Company also collects, stores and transmits sensitive data, including its proprietary business information and that of its customers, and personally identifiable information of its customers and employees. The Company’s practices, policies and other efforts, including as described in Part I, Item 1C of its Annual Report on Form 10-K for the fiscal year ended December 31, 2024, may not be sufficient to prevent, detect or remediate all cybersecurity risks or other disruptions, and the Company and its service providers have in the past experienced and may in the future experience cybersecurity incidents, disruptions, threats and vulnerabilities such as malware (including computer viruses and ransomware), software bugs, denial-of-service (“DoS”) attacks, phishing, spoofing, identity-based attacks, code injection attacks, cyber terrorism, sabotage, circumvention of security systems (whether physical or virtual), malfeasance, breaches due to employee error, natural disasters, accidents, power disruptions or loss, telecommunications failure, unauthorized access or other catastrophic events or failures at the Company’s facilities, aboard its vessels or at third-party locations.

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

The Company contributes to various multi-employer pension plans. In the event of a partial or complete withdrawal by the Company from any plan that is underfunded, the Company would be liable for a proportionate share of such plan’s unfunded vested benefits (see Note 11 to the Consolidated Financial Statements in Item 8 of Part II of the Company’s Annual Report on Form 10-K for the year ended December 31, 2024). Based on the limited information available from plan administrators, which the Company cannot independently validate, the Company believes that its portion of the contingent liability in the case of a full withdrawal or termination may be material to its financial position and results of operations. If any other contributing employer withdraws from any plan that is underfunded, and such employer (or any member of its controlled group) cannot satisfy its obligations under the plan at the time of withdrawal, then the Company, along with the other remaining contributing employers, would be liable for its proportionate share of such plan’s unfunded vested benefits. In addition, if any of the multi-employer plans to which the Company contributes fails to satisfy the minimum funding requirements, the Internal Revenue Service will impose certain penalties and taxes on the Company and other contributing employers.

Risks Related to Legal, Regulatory and Compliance Matters

As an ocean transportation and logistics services company, the Company is subject to numerous safety, environmental, and other laws and regulations that impact the Company’s operations, are costly to comply with and expose the Company to liability.

The Company, including its vessels and terminals, is subject to numerous federal, state and local laws and regulations, including those related to safety, cabotage, equipment standards and government rates. In addition, the Company is subject to environmental laws and regulations, including those relating to air quality initiatives at port locations; air emissions; use of shore power at California ports; wastewater discharges; management of storm water; the storage, transportation, handling, emission and disposal of solid and hazardous materials, oil and oil related products, hazardous substances and wastes; the investigation and remediation of contamination and liability for damages to the environment; health, safety and the protection of the environment and natural resources; and climate change, including any regulations, mandates or restrictions related to GHG emissions, such as a potential carbon tax, and energy use. Any changes in applicable laws and regulations, including their enforcement, interpretation or implementation that results in more stringent requirements than currently anticipated, as well as any new laws and regulations that are adopted could impose significant additional costs and limitations on the Company’s ability to operate. Mitigation strategies or contingency plans to remain in compliance with applicable laws and regulations may be unsuccessful, result in additional costs or experience delays. Such costs may not be recoverable through increased payments from customers. For a discussion of specific laws and regulations, see Part I, Item 1 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2024.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(c) Purchases of Equity Securities by the Issuer and Affiliated Purchases: The following is the summary of Matson shares that were repurchased under the Company’s share repurchase program during the three months ended March 31, 2025:

			Total Number of	Maximum Number
			Shares Purchased	of Shares that May
	Total Number of		as Part of Publicly	Yet Be Purchased
	Shares	Average Price	Announced Plans or	Under the Plans or
Period	Purchased	Paid Per Share	Programs (1) (2)	Programs
January 1 – 31, 2025	180,000	$139.12	180,000	650,527
February 1 – 28, 2025	162,505	141.22	162,505	3,488,022
March 1 – 31, 2025	157,066	132.21	157,066	3,330,956
Total	499,571	$137.63	499,571
(1)	On June 24, 2021, Matson’s Board of Directors approved a share repurchase program of up to 3.0 million shares of common stock, with subsequent approvals for the addition of 3.0 million shares on each of January 27, 2022, August 23, 2022, April 27, 2023 and February 27, 2025, for an aggregate total of 15.0 million shares of common stock. The share repurchase program expires on December 31, 2027. Shares will be repurchased in the open market from time to time, and may be made pursuant to a trading plan in accordance with Rule 10b5-1 of the Securities Exchange Act of 1934.
(2)	Amounts exclude shares withheld for employee taxes upon vesting of stock-based awards.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

None.

ITEM 5. OTHER INFORMATION

(c) Trading Plans: During the quarter ended March 31, 2025, no director or Section 16 officer adopted or terminated any Rule 10b5-1 trading arrangements or non-Rule 10b5-1 trading arrangements except as described below.

On February 28, 2025, Matthew J. Cox, Chairman and Chief Executive Officer, adopted a trading plan intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) to sell up to 29,856 shares of Matson common stock through December 31, 2025, subject to certain pricing and other conditions.

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

MATSON, INC.
(Registrant)

Date: May 6, 2025	/s/ Joel M. Wine
Joel M. Wine
Executive Vice President and
Chief Financial Officer
(principal financial officer)

Date: May 6, 2025	/s/ Kevin L. Stuck
Kevin L. Stuck
Vice President and Controller
(principal accounting officer)