Form 10-Q
period 2025-06-30
Matson, Inc.
filed 2025-08-01
CIK 3453

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2025

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

Number of shares of common stock outstanding as of June 30, 2025: 31,789,018

MATSON, INC. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

MATSON, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Income and Comprehensive Income

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In millions, except per share amounts)	2025	2024	2025	2024
Operating Revenue:
Ocean Transportation	$675.6	$689.9	$1,313.0	$1,268.9
Logistics	154.9	157.5	299.5	300.6
Total Operating Revenue	830.5	847.4	1,612.5	1,569.5

Costs and Expenses:
Operating costs	(650.4)	(646.9)	(1,281.5)	(1,259.1)
Income from SSAT	7.3	1.2	13.9	1.6
General and administrative	(74.4)	(77.1)	(149.8)	(150.5)
Total Costs and Expenses	(717.5)	(722.8)	(1,417.4)	(1,408.0)

Operating Income	113.0	124.6	195.1	161.5
Interest income	8.0	18.8	17.4	27.6
Interest expense	(1.7)	(2.1)	(3.4)	(4.3)
Other income (expense), net	2.4	1.8	4.8	3.6
Income before Taxes	121.7	143.1	213.9	188.4
Income taxes	(27.0)	(29.9)	(46.9)	(39.1)
Net Income	$94.7	$113.2	$167.0	$149.3

Comprehensive Income (Loss), Net of Income Taxes:
Net Income	$94.7	$113.2	$167.0	$149.3
Other Comprehensive Income (Loss):
Net change in pension and post-retirement liabilities	(0.9)	(0.7)	(1.7)	(1.5)
Other adjustments	1.4	0.3	1.9	(0.5)
Total Other Comprehensive Income (Loss), Net of Income Taxes	0.5	(0.4)	0.2	(2.0)
Total Comprehensive Income	$95.2	$112.8	$167.2	$147.3

Basic Earnings Per Share	$2.95	$3.34	$5.14	$4.38
Diluted Earnings Per Share	$2.92	$3.31	$5.09	$4.33

Weighted Average Number of Shares Outstanding:
Basic	32.1	33.9	32.5	34.1
Diluted	32.4	34.2	32.8	34.5

See Notes to Condensed Consolidated Financial Statements.

MATSON, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(Unaudited)

	June 30,	December 31,
(In millions)	2025	2024
ASSETS
Current Assets:
Cash and cash equivalents	$59.1	$266.8
Accounts receivable, net of allowance for credit losses of $9.0 million and $9.8 million, respectively	289.1	268.9
Prepaid expenses and other assets	76.3	73.9
Total current assets	424.5	609.6
Long-term Assets:
Investment in SSAT	98.3	84.1
Property and equipment, net	2,359.7	2,260.9
Operating lease right of use assets	294.2	357.7
Goodwill	327.8	327.8
Intangible assets, net	152.9	159.4
Capital Construction Fund	656.7	642.6
Deferred dry-docking costs, net	83.5	73.7
Other long-term assets	84.5	79.6
Total long-term assets	4,057.6	3,985.8
Total Assets	$4,482.1	$4,595.4

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Current portion of debt	$39.7	$39.7
Accounts payable and accruals	282.4	268.5
Operating lease liabilities	109.1	129.0
Other liabilities	115.7	123.2
Total current liabilities	546.9	560.4
Long-term Liabilities:
Long-term debt, net of deferred loan fees	331.5	350.8
Long-term operating lease liabilities	185.0	229.5
Deferred income taxes	693.8	693.4
Other long-term liabilities	106.9	109.3
Total long-term liabilities	1,317.2	1,383.0
Commitments and Contingencies (see Note 15)
Shareholders’ Equity:
Common stock	23.8	24.7
Additional paid in capital	288.0	296.7
Accumulated other comprehensive loss, net	(6.3)	(6.5)
Retained earnings	2,312.5	2,337.1
Total shareholders’ equity	2,618.0	2,652.0
Total Liabilities and Shareholders’ Equity	$4,482.1	$4,595.4

See Notes to Condensed Consolidated Financial Statements.

MATSON, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Six Months Ended June 30,
(In millions)	2025	2024
Cash Flows From Operating Activities:
Net income	$167.0	$149.3
Reconciling adjustments:
Depreciation and amortization	81.8	75.5
Amortization of operating lease right of use assets	66.9	68.1
Deferred income taxes	0.3	7.5
Share-based compensation expense	11.7	12.0
Income from SSAT	(13.9)	(1.6)
Distributions from SSAT	—	14.0
Other	(4.7)	(5.6)
Changes in assets and liabilities:
Accounts receivable, net	(19.7)	(28.9)
Deferred dry-docking payments	(23.8)	(17.3)
Deferred dry-docking amortization	13.6	13.7
Prepaid expenses and other assets	(10.6)	114.6
Accounts payable, accruals and other liabilities	(3.0)	17.4
Operating lease assets and liabilities, net	(67.8)	(69.0)
Other long-term liabilities	(3.2)	(5.2)
Net cash provided by operating activities	194.6	344.5

Cash Flows From Investing Activities:
Vessel construction expenditures	(104.1)	(38.2)
Capital expenditures (excluding vessel construction expenditures)	(71.4)	(86.9)
Proceeds from disposal of property and equipment, net	0.5	3.2
Cash and interest deposited into the Capital Construction Fund	(109.1)	(45.0)
Withdrawals from Capital Construction Fund	100.7	35.8
Net cash used in investing activities	(183.4)	(131.1)

Cash Flows From Financing Activities:
Repayments of debt	(19.9)	(19.9)
Dividends paid	(22.3)	(22.1)
Repurchase of Matson common stock	(160.4)	(120.1)
Tax withholding related to net share settlements of restricted stock units	(16.3)	(17.0)
Net cash used in financing activities	(218.9)	(179.1)

Net (Decrease) Increase in Cash, Cash Equivalents and Restricted Cash	(207.7)	34.3
Cash and Cash Equivalents, and Restricted Cash, Beginning of the Period	266.8	136.3
Cash and Cash Equivalents, and Restricted Cash, End of the Period	$59.1	$170.6

Reconciliation of Cash, Cash Equivalents and Restricted Cash, End of the Period:
Cash and Cash Equivalents	$59.1	$168.2
Restricted Cash	—	2.4
Total Cash and Cash Equivalents, and Restricted Cash, End of the Period	$59.1	$170.6

Supplemental Cash Flow Information:
Interest paid, net of capitalized interest	$2.7	$3.5
Income tax payments (refunds), net	$40.7	$(114.3)

Non-cash Information:
Capital expenditures included in accounts payable, accruals and other liabilities	$4.0	$15.3
Accrued dividends	$11.4	$11.4

See Notes to Condensed Consolidated Financial Statements.

MATSON, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Shareholders’ Equity

(Unaudited)

				Accumulated
	Common Stock		Additional	Other
		Stated	Paid In	Comprehensive	Retained
(In millions, except per share amounts)	Shares	Value	Capital	Income (Loss)	Earnings	Total
Balance at December 31, 2024	33.0	$24.7	$296.7	$(6.5)	$2,337.1	$2,652.0
Net income	—	—	—	—	72.3	72.3
Other comprehensive income (loss), net of tax	—	—	—	(0.3)	—	(0.3)
Share-based compensation	—	—	5.8	—	—	5.8
Shares issued, net of shares withheld for employee taxes	0.1	0.1	(16.2)	—	—	(16.1)
Shares repurchased	(0.5)	(0.3)	(1.6)	—	(67.3)	(69.2)
Dividends ($0.34 per share)	—	—	—	—	(11.3)	(11.3)
Balance at March 31, 2025	32.6	24.5	284.7	(6.8)	2,330.8	2,633.2
Net income	—	—	—	—	94.7	94.7
Other comprehensive income (loss), net of tax	—	—	—	0.5	—	0.5
Share-based compensation	—	—	5.9	—	—	5.9
Shares issued, net of shares withheld for employee taxes	0.1	—	(0.2)	—	—	(0.2)
Shares repurchased	(0.9)	(0.7)	(2.4)	—	(90.6)	(93.7)
Dividends ($0.34 per share and $0.36 per share)	—	—	—	—	(22.4)	(22.4)
Balance at June 30, 2025	31.8	$23.8	$288.0	$(6.3)	$2,312.5	$2,618.0

				Accumulated
	Common Stock		Additional	Other
		Stated	Paid In	Comprehensive	Retained
(In millions, except per share amounts)	Shares	Value	Capital	Income (Loss)	Earnings	Total
Balance at December 31, 2023	34.4	$25.8	$293.4	$(8.2)	$2,089.7	$2,400.7
Net income	—	—	—	—	36.1	36.1
Other comprehensive income (loss), net of tax	—	—	—	(1.6)	—	(1.6)
Share-based compensation	—	—	5.7	—	—	5.7
Shares issued, net of shares withheld for employee taxes	0.2	0.1	(17.3)	—	—	(17.2)
Shares repurchased	(0.4)	(0.3)	(1.6)	—	(47.0)	(48.9)
Equity interest in SSAT (See Note 4)	—	—	—	—	10.1	10.1
Dividends ($0.32 per share)	—	—	—	—	(11.1)	(11.1)
Balance at March 31, 2024	34.2	25.6	280.2	(9.8)	2,077.8	2,373.8
Net income	—	—	—	—	113.2	113.2
Other comprehensive income (loss), net of tax	—	—	—	(0.4)	—	(0.4)
Share-based compensation	—	—	6.3	—	—	6.3
Shares issued, net of shares withheld for employee taxes	—	—	0.2	—	—	0.2
Shares repurchased	(0.6)	(0.4)	(2.0)	—	(69.8)	(72.2)
Dividends ($0.32 per share and $0.34 per share)	—	—	—	—	(22.4)	(22.4)
Balance at June 30, 2024	33.6	$25.2	$284.7	$(10.2)	$2,098.8	$2,398.5

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

Ocean Transportation: Matson’s Ocean Transportation business is conducted through Matson Navigation Company, Inc. (“MatNav”), a wholly-owned subsidiary of Matson, Inc. Founded in 1882, MatNav provides a vital lifeline of ocean freight transportation services to the domestic non-contiguous economies of Hawaii, Alaska and Guam, and to other island economies in Micronesia. MatNav also operates premium, expedited services from China to Long Beach, California, which includes transshipment of cargo from other Asia origins, provides services to Okinawa, Japan and various islands in the South Pacific, and operates an international export service from Alaska to Asia. In addition, subsidiaries of MatNav provide stevedoring, refrigerated cargo services, inland transportation and other terminal services for MatNav on the Hawaiian islands of Oahu, Hawaii, Maui and Kauai, and in Alaska.

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

Fiscal Period: The period end for Matson covered by this report is June 30, 2025. The period end for MatNav and its subsidiaries covered by this report is June 27, 2025.

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

Prepaid Expenses and Other Assets: Prepaid expenses and other assets consisted of the following at June 30, 2025 and December 31, 2024:

	June 30,	December 31,
Prepaid Expenses and Other Assets (in millions)	2025	2024
Vessel fuel	$31.7	$31.2
Prepaid insurance and insurance related receivables	19.6	19.1
Prepaid operating expenses	11.8	8.8
Income tax receivables, net	—	2.0
Other	13.2	12.8
Total	$76.3	$73.9

Recognition of Revenues and Expenses: Revenue in the Company’s Condensed Consolidated Financial Statements is presented net of elimination of intercompany transactions. The following is a description of the Company’s principal revenue generating activities by segment, and the Company’s revenue recognition policy for each activity for the periods presented:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
Ocean Transportation (in millions) (1)	2025	2024	2025	2024
Ocean Transportation services	$671.0	$674.2	$1,303.9	$1,240.0
Terminal and other related services	1.9	11.0	4.4	19.7
Fuel sales	2.7	3.1	4.7	6.0
Vessel management and related services	—	1.6	—	3.2
Total	$675.6	$689.9	$1,313.0	$1,268.9
(1)	Ocean Transportation revenue transactions are primarily denominated in U.S. dollars except for less than 3 percent of Ocean Transportation services revenue and fuel sales revenue categories which are denominated in foreign currencies.

◾	Ocean Transportation services revenue is recognized ratably over the duration of a voyage based on the relative transit time completed in each reporting period. Vessel operating costs and other ocean transportation operating costs, such as terminal operating overhead and general and administrative expenses, are charged to operating costs as incurred.
◾	Terminal and other related services revenue is recognized as the services are performed. Related costs are recognized as incurred.
◾	Fuel sales revenue and related costs are recognized when the Company has completed delivery of the product to the customer in accordance with the terms and conditions of the contract.
◾	Vessel management and related services revenue is recognized in proportion to the services completed. Related costs are recognized as incurred. In July 2024, the Company discontinued its vessel management and related services.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
Logistics (in millions) (1)	2025	2024	2025	2024
Transportation Brokerage and Freight Forwarding services	$137.2	$139.2	$264.5	$266.6
Warehousing services	10.0	10.3	19.0	19.4
Supply Chain Management services	7.7	8.0	16.0	14.6
Total	$154.9	$157.5	$299.5	$300.6
(1)	Logistics revenue transactions are primarily denominated in U.S. dollars except for less than 3 percent of Transportation Brokerage and Freight Forwarding services revenue, and Supply Chain Management services revenue categories which are denominated in foreign currencies.

◾	Transportation Brokerage and Freight Forwarding services revenue consists of amounts billed to customers for services provided. The primary costs include third-party purchased transportation services, agent commissions, labor and equipment. Revenue and the related purchased third-party transportation costs are recognized over the duration of a delivery based upon the relative transit time completed in each reporting period. Labor, agent commissions, and other operating costs are expensed as incurred. The Company reports revenue on a gross basis as the Company serves as the principal in these transactions because it is responsible for fulfilling the contractual arrangements with the customer and has latitude in establishing prices.
◾	Warehousing services revenue consist of amounts billed to customers for storage, handling, and value-added packaging of customer merchandise. Storage revenue is recognized in the month the service is provided to the customer. Storage related costs are recognized as incurred. Other Warehousing services revenue and related costs are recognized in proportion to the services performed.
◾	Supply Chain Management and other services revenue, and related costs are recognized in proportion to the services performed.

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

Capitalized Interest: The Company capitalizes interest costs during the period as the qualified assets are being readied for their intended use. The Company determined that vessel construction costs are considered qualifying assets for the purposes of capitalizing interest on these assets. The amount of capitalized interest is calculated based on the amount of expenditures incurred related to the construction of these vessels using a weighted average interest rate. The weighted average interest rate is determined using the Company’s average borrowings outstanding during the period. Capitalized interest is included in vessel construction in progress in property and equipment in the Company’s Condensed Consolidated Balance Sheets (see Note 5). The Company capitalized $1.0 million and $1.0 million of interest related to the construction of new vessels for the three months ended June 30, 2025 and 2024, and $2.1 million and $1.8 million for the six months ended June 30, 2025 and 2024, respectively.

Dividends: The Company’s second quarter 2025 cash dividend of $0.34 per share was paid on June 5, 2025. On June 26, 2025, the Company’s Board of Directors declared a cash dividend of $0.36 per share payable on September 4, 2025 to shareholders of record on August 7, 2025.

Repurchase of Shares: During the three and six months ended June 30, 2025, the Company repurchased approximately 0.9 million and 1.4 million shares for a total cost of $93.7 million and $162.9 million, respectively. During the three and six months ended June 30, 2024, the Company repurchased approximately 0.6 million and 1.0 million shares for a total cost of $72.2 million and $121.1 million, respectively. As of June 30, 2025, the maximum number of remaining shares that may be repurchased under the Company’s share repurchase program was approximately 2.5 million shares.

Income taxes: On July 4, 2025, new legislation commonly referred to as the One Big Beautiful Bill Act (the “Act”) was signed into law. Among other things, the Act provides for numerous changes to existing tax law including extending or making permanent certain tax provisions of the Tax Cuts and Jobs Act of 2017 that were set to expire. Certain provisions of the Act are expected to impact the Company’s income taxes, including 100 percent bonus depreciation for qualified capital expenditures acquired and placed in service after January 19, 2025 and amendments to the foreign-derived intangible income (“FDII”) regime. Under Accounting Standards Codification (“ASC”) 740, Income Taxes, the

effects of the new legislation are recognized in the period of enactment, which is the date when the legislation was signed into law. The Company is currently evaluating the effects of the Act on the Company’s income taxes, but does not expect that it will have a material impact on the Company’s consolidated financial statements.

Reclassification: The Company reclassified amortization of deferred loan fees of $0.9 million from Depreciation and amortization to Other within cash flows from operating activities in the Consolidated Statements of Cash Flows for the six months ended June 30, 2024, to conform to current year cash flow presentation. There were no changes in Net cash provided by operating activities as a result of this reclassification for the six months ended June 30, 2024.

New Accounting Pronouncements: In November 2024, the Financial Accounting Standards Board (“FASB”) issued ASU 2024-03, Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses (“ASU 2024-03”). ASU 2024-03 requires disclosure of certain expenses in the financial statements including employee compensation and depreciation and amortization of intangible assets on an annual and interim basis. ASU 2024-03 is effective for fiscal years beginning after December 15, 2026 and interim periods within fiscal years beginning after December 15, 2027. ASU 2024-03 can be adopted either: (i) prospectively to the financial statements issued for reporting periods after the effective date of the ASU or (ii) retrospectively to any or all prior periods presented in the financial statements. The Company is currently evaluating the effects of adopting ASU 2024-03 but does not expect it will have a material impact on the Company’s consolidated financial statements.

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

Reportable segment financial information for the three months ended June 30, 2025 and 2024 are as follows:

	Three Months Ended			Three Months Ended
	June 30, 2025			June 30, 2024
(In millions)	Ocean Transportation	Logistics	Total	Ocean Transportation	Logistics	Total
Operating Revenue (1)(2)	$675.6	$154.9	$830.5	$689.9	$157.5	$847.4

Operating Expenses:
Operating costs:
Direct cargo expense	249.7	—	249.7	245.0	—	245.0
Vessel operating expense	150.6	—	150.6	156.8	—	156.8
Operating overhead (3)	86.5	—	86.5	82.6	—	82.6
Direct operating costs	—	122.4	122.4	—	124.1	124.1
Depreciation and amortization	37.9	3.3	41.2	34.9	3.5	38.4
Total operating costs	524.7	125.7	650.4	519.3	127.6	646.9
Income from SSAT	(7.3)	—	(7.3)	(1.2)	—	(1.2)
General and administrative	59.6	14.8	74.4	62.8	14.3	77.1
Total Costs and Expenses	577.0	140.5	717.5	580.9	141.9	722.8

Operating Income:	$98.6	$14.4	113.0	$109.0	$15.6	124.6
Interest income			8.0			18.8
Interest expense			(1.7)			(2.1)
Other income (expense), net			2.4			1.8
Income before Taxes			121.7			143.1
Income taxes			(27.0)			(29.9)
Net Income			$94.7			$113.2

Capital Expenditures (4)	$85.1	$1.2	$86.3	$67.9	$1.9	$69.8
(1)	Ocean Transportation operating revenue excludes inter-segment revenue of $25.5 million and $22.8 million for the three months ended June 30, 2025 and 2024, respectively.
(2)	Logistics operating revenue excludes inter-segment revenue of $37.0 million and $39.0 million for the three months ended June 30, 2025 and 2024, respectively.
(3)	Ocean Transportation operating overhead includes dry-docking amortization of $7.0 million and $6.9 million for the three months ended June 30, 2025 and 2024, respectively.
(4)	Capital expenditures exclude accrued capital expenditures of $4.0 million and $15.3 million as of June 30, 2025 and 2024, respectively.

Reportable segment financial information for the six months ended June 30, 2025 and 2024 are as follows:

	Six Months Ended			Six Months Ended
	June 30, 2025			June 30, 2024
(In millions)	Ocean Transportation	Logistics	Total	Ocean Transportation	Logistics	Total
Operating Revenue (5)(6)	$1,313.0	$299.5	$1,612.5	$1,268.9	$300.6	$1,569.5

Operating Expenses:
Operating costs:
Direct cargo expense	487.9	—	487.9	473.8	—	473.8
Vessel operating expense	298.0	—	298.0	309.8	—	309.8
Operating overhead (7)	173.5	—	173.5	158.6	—	158.6
Direct operating costs	—	240.3	240.3	—	241.4	241.4
Depreciation and amortization	75.2	6.6	81.8	69.2	6.3	75.5
Total operating costs	1,034.6	246.9	1,281.5	1,011.4	247.7	1,259.1
Income from SSAT	(13.9)	—	(13.9)	(1.6)	—	(1.6)
General and administrative	120.1	29.7	149.8	122.5	28.0	150.5
Total Costs and Expenses	1,140.8	276.6	1,417.4	1,132.3	275.7	1,408.0

Operating Income:	$172.2	$22.9	195.1	$136.6	$24.9	161.5
Interest income			17.4			27.6
Interest expense			(3.4)			(4.3)
Other income (expense), net			4.8			3.6
Income before Taxes			213.9			188.4
Income taxes			(46.9)			(39.1)
Net Income			$167.0			$149.3

Capital Expenditures (8)	$173.2	$2.3	$175.5	$118.9	$6.2	$125.1

(5)	Ocean Transportation operating revenue excludes inter-segment revenue of $46.9 million and $42.5 million for the six months ended June 30, 2025 and 2024, respectively.
(6)	Logistics operating revenue excludes inter-segment revenue of $69.6 million and $65.9 million for the six months ended June 30, 2025 and 2024, respectively.
(7)	Ocean Transportation operating overhead includes dry-docking amortization of $13.6 million and $13.7 million for the six months ended June 30, 2025 and 2024, respectively.
(8)	Capital expenditures exclude accrued capital expenditures of $4.0 million and $15.3 million as of June 30, 2025 and 2024, respectively.

Ocean Transportation’s operating expenses includes the following:

●	Operating costs includes:
o	Direct cargo expense includes terminal handling costs including labor and wharfage, outside purchased transportation and other related costs.
o	Vessel operating expense includes crew wages and related costs; fuel; pilots, tugs, lines and related costs; vessel charter expenses; and other vessel operating related expenses.
o	Operating overhead expense includes vessel repair and maintenance costs, inactive vessel costs, dry-docking amortization, equipment lease costs, equipment repair costs, vessel insurance, port engineers and other maintenance costs, other vessel and shoreside related overhead and other indirect costs.
o	Depreciation and amortization expense includes depreciation of property and equipment and amortization of intangible assets.
●	Income from SSAT includes the Company’s share of income from its equity investment in SSAT and has been aggregated into the Ocean Transportation segment due to the operations of SSAT being an integral part of the Company’s Ocean Transportation business (see Note 4).
●	General and administrative expense includes employee salaries, wages and other related costs, equipment maintenance, computer hardware and software, professional fees and other general and administrative expenses.

Logistics’ operating expenses includes the following:

●	Operating costs includes:
o	Direct operating expense includes transportation costs, transportation brokerage expenses, agency commissions, leases of warehouses, cross-dock and other facility operating costs, wages and other related costs, and other operating overhead.
o	Depreciation and amortization expense includes depreciation of property and equipment and amortization of intangible assets.
●	General and administrative expense includes employee salaries, wages and other related costs, computer hardware and software, professional fees and other general and administrative expenses.

The Company’s Ocean Transportation segment provides ocean transportation services to the Logistics segment, and the Logistics segment provides logistics services to the Ocean Transportation segment in certain transactions. Accordingly, inter-segment revenue of $62.5 million and $61.8 million for the three months ended June 30, 2025 and 2024, and $116.5 million and $108.4 million for the six months ended June 30, 2025 and 2024, respectively, have been eliminated from consolidated operating revenues. In arrangements where the customer purchases ocean transportation and logistics services, the revenues are allocated to each reportable segment based upon the contractual amounts for each type of service.

4.          INVESTMENT IN SSAT

The Company’s investment in SSAT is described in Note 4 to the Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024. Condensed income statement information for SSAT for the three and six months ended June 30, 2025 and 2024 consisted of the following:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In millions)	2025	2024	2025	2024
Operating revenue	$307.7	$273.9	$619.2	$544.2
Operating costs and expenses	(294.6)	(278.5)	(592.1)	(556.9)
Operating income (loss)	13.1	(4.6)	27.1	(12.7)
SSAT’s Net Income (Loss) (1)	$18.7	$2.1	$36.4	$(1.7)
Company’s Share of SSAT’s Net Income (Loss) (2)	$7.3	$1.2	$13.9	$1.6

(1)	Includes earnings and losses from equity method investment held by SSAT less earnings and losses allocated to non-controlling interests.
(2)	The Company records its share of net income (loss) from SSAT in costs and expenses in the Condensed Consolidated Statement of Income and Comprehensive Income due to the nature of SSAT’s operations.

The Company’s investment in SSAT was $98.3 million and $84.1 million at June 30, 2025 and December 31, 2024, respectively.

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

5.          PROPERTY AND EQUIPMENT

Property and equipment as of June 30, 2025 and December 31, 2024 consisted of the following:

	June 30,	December 31,
(In millions)	2025	2024
Cost:
Vessels	$2,487.0	$2,475.2
Containers and equipment	910.8	883.8
Terminal equipment and other property	152.8	152.3
New vessel construction in progress	302.9	198.8
Other construction in progress	63.0	42.6
Total Property and Equipment	3,916.5	3,752.7
Less: Accumulated Depreciation	(1,556.8)	(1,491.8)
Total Property and Equipment, net	$2,359.7	$2,260.9

New vessel construction in progress at June 30, 2025 and December 31, 2024 includes milestone progress payments, capitalized interest and other costs related to the construction of three new Jones Act vessels.

6.          GOODWILL AND INTANGIBLES

Goodwill by segment as of June 30, 2025 and December 31, 2024 consisted of the following:

	Ocean
(In millions)	Transportation	Logistics	Total
Goodwill	$222.6	$105.2	$327.8

Intangible assets as of June 30, 2025 and December 31, 2024 consisted of the following:

	June 30,	December 31,
(In millions)	2025	2024
Customer Relationships:
Ocean Transportation	$140.6	$140.6
Logistics	106.7	106.2
Total	247.3	246.8
Less: Accumulated Amortization	(121.7)	(114.7)
Total Customer Relationships, net	125.6	132.1
Trade name – Logistics	27.3	27.3
Total Intangible Assets, net	$152.9	$159.4

The Company evaluates its goodwill and intangible assets for possible impairment in the fourth quarter, or whenever events or changes in circumstances indicate that it is more likely than not that the fair value is less than its carrying amount. The Company has reporting units within the Ocean Transportation and Logistics reportable segments. The Company considered the general economic and market conditions and its impact on the performance of each of the Company’s reporting units. Based on the Company’s assessment of its market capitalization, future forecasts and the amount of excess of fair value over the carrying value of the reporting units in the 2024 annual impairment tests, the Company concluded that an impairment triggering event did not occur during the three and six months ended June 30, 2025.

The Company continues to monitor events and changes in circumstances that could negatively impact the key assumptions used in determining the fair value, including the amount and timing of estimated future cash flows generated by the reporting units, long-term growth and discount rates, comparable company market valuations, and industry and economic trends, including the impact of tariffs. It is possible that future changes in such circumstances, including future changes in the assumptions and estimates used in assessing the fair value of the reporting unit, could require the Company to record a non-cash impairment charge.

7.          CAPITAL CONSTRUCTION FUND

The Capital Construction Fund (“CCF”) is described in Note 7 to the Consolidated Financial Statements included in Part II, Item 8 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2024. A summary of the activities within the CCF cash and cash equivalents, and investments account for the six months ended June 30, 2025 and 2024 consisted of the following:

	Six Months Ended
	June 30,
(In millions)	2025	2024
CCF Cash and Cash Equivalents:
CCF cash and cash equivalents balance at beginning of period	$230.7	$599.4
Cash withdrawal for the purchase of U.S. Treasury debt securities and accrued interest	—	(449.8)
Proceeds from U.S. Treasury debt securities at maturity	91.1	—
Interest income on cash and cash equivalents, and CCF investments	8.3	11.0
Repurchase of assigned accounts receivable	100.7	35.8
Qualifying withdrawal payments for vessel construction expenditures	(100.7)	(35.8)
Total CCF cash and cash equivalents balance at end of period	330.1	160.6

CCF Investments:
CCF investments balance at beginning of period	411.9	—
Purchase of U.S. Treasury debt securities	—	448.1
Sale of U.S. Treasury debt securities at maturity	(91.1)	—
Accretion of investments	5.8	5.2
Total CCF investments balance at end of period	326.6	453.3
Total CCF cash and cash equivalents, and investments balance at end of period	$656.7	$613.9

CCF Cash and Cash Equivalents: Cash on deposit in the CCF account is invested in a short-term U.S. Treasury obligations fund with daily liquidity. At June 30, 2025, these short-term securities had a weighted average life of 99 days.

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

As of June 30, 2025, CCF investments maturities are as follows:

	As of
	June 30, 2025
Year (in millions)	Cost	Fair Value
Remainder of 2025	$103.7	$103.7
2026	170.5	171.0
2027	52.4	52.7
Total CCF investments	$326.6	$327.4

CCF cash and cash equivalents, and investments are classified as a long-term asset on the Company’s Condensed Consolidated Balance Sheets as the Company intends to use withdrawals to fund qualified milestone progress payments for the construction of three new Jones Act vessels.

CCF Assigned Accounts Receivable: As of June 30, 2025 and December 31, 2024, eligible accounts receivable of $80.2 million and $178.1 million were assigned to the CCF, respectively. Due to the nature of the assignment of eligible accounts receivable into the CCF, such assigned amounts are classified as part of accounts receivable in the Condensed Consolidated Balance Sheets.

8.          DEBT

As of June 30, 2025 and December 31, 2024, the Company’s debt consisted of the following:

	June 30,	December 31,
(In millions)	2025	2024
Private Placement Term Loans:
3.37%, payable through 2027	$28.8	$34.6
3.14%, payable through 2031	93.0	100.1
Title XI Debt:
1.22%, payable through 2043	146.4	150.3
1.35%, payable through 2044	112.8	115.9
Total Debt	381.0	400.9
Less: Current portion	(39.7)	(39.7)
Total Long-term Debt	341.3	361.2
Less: Deferred loan fees	(9.8)	(10.4)
Total Long-term Debt, net of deferred loan fees	$331.5	$350.8

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

Revolving Credit Facility: On July 23, 2025, the Company entered into a Third Amended and Restated Credit Agreement (the “Credit Agreement”), which provides for a five-year revolving credit facility, and $550 million in loan commitments, with an uncommitted $300 million increase option. The Credit Agreement amended certain covenants and other terms including (i) amending the pricing grid to provide for pricing ranging from, at the Company’s election, Secured Overnight Financing Rate (“SOFR”) plus a margin between 1.125 percent and 1.75 percent depending on the Company’s consolidated net leverage ratio, or base rate plus a margin between 0.125 percent and 0.75 percent depending on the Company’s consolidated net leverage ratio; and (ii) eliminating the minimum consolidated interest coverage ratio financial covenant. The Company may prepay any amount outstanding under the Credit Agreement without premium or penalty, in accordance with the terms of the Credit Agreement. The Credit Agreement contains affirmative, negative and financial covenants customary for financings of this type, including, among other things, limitations on certain other indebtedness, loans and investments, liens, mergers, asset sales, and transactions with affiliates. The Credit Agreement also contains customary events of default. The Company paid fees of approximately $1.7 million in connection with the closing of the Credit Agreement.

As of June 30, 2025, the Company had $643.9 million of remaining borrowing availability under the $650 million revolving credit facility then in effect. The Company used $6.1 million of the revolving credit facility for letters of credit outstanding as of June 30, 2025. Borrowings under the revolving credit facility are classified as long-term debt in the Company’s Consolidated Balance Sheets, as principal payments are not required until the maturity date.

Amendments to Existing Private Placement Term Loan Facilities and New Shelf Facilities (“Private Loan Facilities”): On July 23, 2025, the Company and the holders of the Private Loan Facilities entered into amendments (collectively, the “2025 Note Amendments”) to each of (i) the Third Amended and Restated Note Purchase Agreement and Private Shelf Agreement dated as of September 14, 2016, among the Company and the holders of the notes issued thereunder, as amended; and (ii) the Note Purchase Agreement dated December 21, 2016, in each case as amended prior to such date. The 2025 Note Amendments provide for amendments to certain covenants and other terms, including eliminating the minimum consolidated interest coverage ratio financial covenant.

Debt Maturities: As of June 30, 2025, debt maturities are as follows:

As of
Year (in millions)	June 30, 2025
Remainder of 2025	$19.8
2026	39.7
2027	39.7
2028	28.2
2029	28.2
Thereafter	225.4
Total Debt	$381.0

9.          LEASES

The Company’s leases are described in Note 9 to the Consolidated Financial Statements included in Part II, Item 8 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2024.

Components of Lease Cost: Components of lease cost recorded in the Company’s Condensed Consolidated Statement of Income and Comprehensive Income for the three and six months ended June 30, 2025 and 2024 consisted of the following:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In millions)	2025	2024	2025	2024
Operating lease cost	$35.8	$36.3	$74.0	$72.2
Short-term lease cost	3.3	5.4	4.9	7.4
Variable lease cost	0.1	0.2	0.2	0.4
Total	39.2	41.9	79.1	80.0
Sublease income	(3.1)	(0.2)	(6.7)	(0.3)
Total lease cost, net	$36.1	$41.7	$72.4	$79.7

Future minimum lease payments of operating lease liabilities that have non-cancelable lease terms in excess of one year at June 30, 2025 are as follows:

As of
Year (in millions)	June 30, 2025
Remainder of 2025	$59.5
2026	99.2
2027	72.3
2028	22.0
2029	10.3
Thereafter	79.8
Total lease payments	343.1
Less: Interest	(49.0)
Present value of operating lease liabilities	294.1
Less: Short-term portion	(109.1)
Long-term operating lease liabilities	$185.0

10.          ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

Changes in accumulated other comprehensive income (loss) by component, net of tax, for the six months ended June 30, 2025 consisted of the following:

					Accumulated
		Post-	Non-		Other
	Pension	Retirement	Qualified		Comprehensive
(In millions)	Benefits	Benefits	Plans	Other	Income (Loss)
Balance at December 31, 2024	$(14.0)	$8.1	$(0.4)	$(0.2)	$(6.5)
Amortization of prior service credit	—	(0.7)	—	—	(0.7)
Amortization of net actuarial loss	—	(0.1)	—	—	(0.1)
Foreign currency exchange	—	—	—	0.3	0.3
Other adjustments	—	—	—	0.2	0.2
Balance at March 31, 2025	(14.0)	7.3	(0.4)	0.3	(6.8)
Amortization of prior service credit	—	(0.7)	—	—	(0.7)
Amortization of net actuarial loss	—	(0.2)	—	—	(0.2)
Foreign currency exchange	—	—	—	1.4	1.4
Balance at June 30, 2025	$(14.0)	$6.4	$(0.4)	$1.7	$(6.3)

Changes in accumulated other comprehensive income (loss) by component, net of tax, for the six months ended June 30, 2024 consisted of the following:

					Accumulated
		Post-	Non-		Other
	Pension	Retirement	Qualified		Comprehensive
(In millions)	Benefits	Benefits	Plans	Other	Income (Loss)
Balance at December 31, 2023	$(20.3)	$11.0	$(0.2)	$1.3	$(8.2)
Amortization of prior service credit	—	(0.7)	—	—	(0.7)
Amortization of net actuarial gain (loss)	0.1	(0.2)	—	—	(0.1)
Foreign currency exchange	—	—	—	(0.9)	(0.9)
Other adjustments	—	—	—	0.1	0.1
Balance at March 31, 2024	(20.2)	10.1	(0.2)	0.5	(9.8)
Amortization of prior service cost	—	(0.7)	—	—	(0.7)
Amortization of net actuarial gain (loss)	0.1	(0.1)	—	—	—
Foreign currency exchange	—	—	—	0.3	0.3
Balance at June 30, 2024	$(20.1)	$9.3	$(0.2)	$0.8	$(10.2)

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

The carrying value and fair value of the Company’s financial instruments as of June 30, 2025 and December 31, 2024 are as follows:

			Quoted Prices in	Significant	Significant
	Total		Active Markets	Observable	Unobservable
	Carrying Value	Total	(Level 1)	Inputs (Level 2)	Inputs (Level 3)

(In millions)	June 30, 2025	Fair Value Measurements at June 30, 2025
Cash and cash equivalents	$59.1	$59.1	$59.1	$—	$—
CCF - Cash and cash equivalent	$330.1	$330.1	$330.1	$—	$—
CCF - Investments	$326.6	$327.4	$327.4	$—	$—
Fixed rate debt	$381.0	$308.4	$—	$308.4	$—

(In millions)	December 31, 2024	Fair Value Measurements at December 31, 2024
Cash and cash equivalents	$266.8	$266.8	$266.8	$—	$—
CCF - Cash and cash equivalent	$230.7	$230.7	$230.7	$—	$—
CCF - Investments	$411.9	$412.5	$412.5	$—	$—
Fixed rate debt	$400.9	$317.7	$—	$317.7	$—

12.          EARNINGS PER SHARE

Basic earnings per share is determined by dividing net income by the weighted average common shares outstanding during the period. The calculation of diluted earnings per share includes the dilutive effect of non-vested restricted stock units. The computation of weighted average common shares outstanding excluded a nominal amount of anti-dilutive restricted stock units for each period ended June 30, 2025 and 2024.

The computations for basic and diluted earnings per share for the three and six months ended June 30, 2025 and 2024 are as follows:

	Three Months Ended June 30, 2025			Six Months Ended June 30, 2025
		Weighted	Per		Weighted	Per
		Average	Common		Average	Common
	Net	Common	Share	Net	Common	Share
(In millions, except per share amounts)	Income	Shares	Amount	Income	Shares	Amount
Basic	$94.7	32.1	$2.95	$167.0	32.5	$5.14
Effect of Dilutive Securities		0.3	(0.03)		0.3	(0.05)
Diluted	$94.7	32.4	$2.92	$167.0	32.8	$5.09

	Three Months Ended June 30, 2024			Six Months Ended June 30, 2024
		Weighted	Per		Weighted	Per
		Average	Common		Average	Common
	Net	Common	Share	Net	Common	Share
(In millions, except per share amounts)	Income	Shares	Amount	Income	Shares	Amount
Basic	$113.2	33.9	$3.34	$149.3	34.1	$4.38
Effect of Dilutive Securities		0.3	(0.03)		0.4	(0.05)
Diluted	$113.2	34.2	$3.31	$149.3	34.5	$4.33

13.          SHARE-BASED COMPENSATION

During the three and six months ended June 30, 2025, the Company granted time-based restricted stock units and performance-based shares to certain of its employees totaling approximately 98,000 and 231,200 shares, respectively, with a combined weighted average grant date fair value of $112.55 and $130.46 per share, respectively.

Total share-based compensation cost recognized in the Condensed Consolidated Statements of Income and Comprehensive Income as a component of general and administrative expenses was $5.9 million and $6.3 million for the three months ended June 30, 2025 and 2024 and $11.7 million and $12.0 million for the six months ended June 30, 2025 and 2024, respectively. Total unrecognized compensation cost related to unvested share-based compensation arrangements was $32.7 million at June 30, 2025, and is expected to be recognized over a weighted average period of approximately 1.8 years. Total unrecognized compensation cost may be adjusted for any unearned performance shares or forfeited shares.

14.          PENSION AND POST-RETIREMENT PLANS

The Company’s pension and post-retirement plans are described in Note 11 to the Consolidated Financial Statements included in Part II, Item 8 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2024. Components of net periodic benefit cost and other amounts recognized in Other Comprehensive Income (Loss) for the qualified pension plans and the post-retirement benefit plans for the three and six months ended June 30, 2025 and 2024 consisted of the following:

	Pension Benefits		Post-retirement Benefits
	Three Months Ended June 30,		Three Months Ended June 30,
(In millions)	2025	2024	2025	2024
Components of net periodic benefit cost (credit):
Service cost	$1.1	$0.8	$0.1	$0.1
Interest cost	2.6	2.5	0.2	0.2
Expected return on plan assets	(4.4)	(3.8)	—	—
Amortization of net actuarial loss (gain)	—	0.1	(0.1)	(0.2)
Amortization of prior service credit	—	—	(1.0)	(0.9)
Net periodic benefit credit	$(0.7)	$(0.4)	$(0.8)	$(0.8)

	Pension Benefits		Post-retirement Benefits
	Six Months Ended June 30,		Six Months Ended June 30,
(In millions)	2025	2024	2025	2024
Components of net periodic benefit cost (credit):
Service cost	$2.2	$1.7	$0.1	$0.2
Interest cost	5.2	4.9	0.5	0.5
Expected return on plan assets	(8.8)	(7.6)	—	—
Amortization of net loss (gain)	—	0.2	(0.3)	(0.4)
Amortization of prior service credit	—	—	(1.9)	(1.8)
Net periodic benefit credit	$(1.4)	$(0.8)	$(1.6)	$(1.5)

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

FORWARD-LOOKING STATEMENTS

The Company, from time to time, may make or may have made certain forward-looking statements, whether orally or in writing, such as, among others, forecasts or projections of the Company’s future performance or statements of management’s plans and objectives. These statements are considered “forward-looking” statements as that term is defined in the Private Securities Litigation Reform Act of 1995. Such forward-looking statements may be contained in, among other things, SEC filings such as Forms 10-K, 10-Q and 8-K, the Company’s Annual Report to Shareholders, the Company’s Sustainability Report, press releases made by the Company, the Company’s Internet websites (including websites of its subsidiaries), and oral statements made by officers of the Company. Except for historical information contained in these written or oral communications, all other statements are forward-looking statements. These include, for example, all references to 2025 or future years, including such references included under “Second Quarter 2025 Discussion and Outlook for 2025,” as well as statements generally identified through the inclusion of words such as “anticipate,” “believe,” “can,” “commit,” “estimate,” “expect,” “goal,” “intend,” “may,” “plan,” “seek,” “should,” “target,” and “will,” or similar statements or variations of such terms and other similar expressions. New risks or uncertainties may emerge from time to time, risks that the Company currently does not consider to be material could become material, and it is not possible for the Company to predict all such risks, nor can it assess the impact of all such risks on the Company’s business or the extent to which any factor, or combination of factors, may cause actual results or outcomes, or the timing of results or outcomes, to differ materially from those contained in any forward-looking statements. Accordingly, forward-looking statements cannot be relied upon as a guarantee of future results or outcomes and involve a number of risks and uncertainties that could cause actual results or outcomes to differ materially from those projected in the statements, including but not limited to the factors that are described in Part II, Item 1A under the caption “Risk Factors” of the Company’s Form 10-Q for the quarter ended March 31, 2025. Except as required by law, the Company undertakes no obligation to revise or update publicly forward-looking statements or any factors that may affect actual results, whether as a result of new information, future events, circumstances occurring after the date of this report, or otherwise.

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

SECOND QUARTER 2025 DISCUSSION AND OUTLOOK FOR 2025

Ocean Transportation: The Company’s container volume in the Hawaii service in the second quarter 2025 was 2.6 percent higher year-over-year. The increase was primarily due to higher general demand. The Hawaii economy remains stable supported by strong construction activity, but faces potential headwinds from slowing tourism, increasing unemployment, and high inflation and interest rates. The Company expects volume in 2025 to be modestly higher than the level achieved in 2024, reflecting modest economic growth in Hawaii and stable market share.

In China, the Company’s container volume in the second quarter 2025 decreased 14.6 percent year-over-year primarily due to the challenges of market uncertainty and volatility from tariffs and global trade. Freight rates in the second quarter 2025 were modestly higher than the levels achieved in the same period last year. At the onset of tariffs in April, the Company experienced significantly lower year-over-year freight demand, but starting in mid-May saw a rebound in demand after the U.S. and China agreed to a temporary reduced level of tariffs. During the second quarter, the Company also moved with its customers as they shifted production throughout Asia in response to the tariffs, which resulted in higher container volume levels outside of China than the levels achieved in the first quarter. For the third quarter 2025, the Company expects lower year-over-year freight rates and volume compared to the elevated demand levels achieved in the third quarter last year and the Company’s expectation of a muted peak season this year. Assuming tariffs and global trade, regulatory measures, the trajectory of the U.S. economy and other geopolitical factors do not materially change from current conditions, the Company expects, for full year 2025, average freight rates and volume to be lower year-over-year.

In Guam, the Company’s container volume in the second quarter 2025 decreased 2.2 percent year-over-year. In the near term, the Company expects Guam’s economy to remain stable with a slow recovery in tourism, a low unemployment rate, and some increase in construction activity. For 2025, the Company expects volume to be modestly lower than the level achieved last year.

In Alaska, the Company’s container volume for the second quarter 2025 increased 0.9 percent year-over-year. The increase was primarily due to higher AAX volume, partially offset by two fewer northbound sailings compared to the year ago period. In the near term, the Company expects continued economic growth in Alaska supported by a low unemployment rate, jobs growth and continued oil and gas exploration and production activity. For 2025, the Company expects volume to be modestly higher than the level achieved last year.

The contribution in the second quarter 2025 from the Company’s SSAT joint venture investment was $7.3 million, or $6.1 million higher than second quarter 2024. The increase was primarily due to higher lift volume. For 2025, the Company expects the contribution from SSAT to be modestly higher than the $17.4 million achieved last year without taking into account the $18.4 million impairment charge at SSAT during the fourth quarter 2024.

In addition to the outlook trends noted above, the Company expects uncertainty regarding tariffs and global trade, regulatory measures, the trajectory of the U.S. economy and other geopolitical factors to continue. Assuming these factors do not materially change from current conditions, the Company expects Ocean Transportation operating income for the full year to be higher than the guidance provided in early May, but moderately lower than the level achieved in the prior year. For the third quarter 2025, the Company expects Ocean Transportation operating income to be meaningfully lower than the level achieved in the same period last year primarily due to lower year-over-year freight rates and volume in the China service compared to the elevated demand levels achieved in the third quarter last year and the Company’s expectation of a muted peak season this year.

Logistics: In the second quarter 2025, operating income for the Company’s Logistics segment was $14.4 million, or $1.2 million lower compared to the level achieved in the second quarter 2024. The decrease was primarily due to a lower contribution from transportation brokerage. For the third quarter 2025, the Company expects Logistics operating income to be comparable to the $15.4 million achieved in the third quarter 2024. For full year 2025, the Company expects Logistics operating income to be comparable to the level achieved in the prior year.

Consolidated Operating Income: For the third quarter 2025, the Company expects consolidated operating income to be meaningfully lower than the $242.3 million achieved in the third quarter 2024. For full year 2025, the Company expects consolidated operating income to be higher than the guidance provided in early May, but moderately lower than the $551.3 million achieved in 2024.

Depreciation and Amortization: For full year 2025, the Company expects depreciation and amortization expense to be approximately $200 million, inclusive of dry-docking amortization of approximately $26 million.

Interest Income: The Company expects interest income for the full year 2025 to be approximately $31 million. In the second quarter 2024, the Company’s interest income of $18.8 million included $10.2 million in interest income earned on the federal tax refund related to the Company’s 2021 federal tax return.

Interest Expense: The Company expects interest expense for the full year 2025 to be approximately $7 million.

Other Income (Expense): The Company expects full year 2025 other income (expense) to be approximately $9 million in income, which is attributable to the amortization of certain components of net periodic benefit costs or gains related to the Company’s pension and post-retirement plans.

Income Taxes: In the second quarter 2025, the Company’s effective tax rate was 22.2 percent. For the full year 2025, the Company expects its effective tax rate to be approximately 22.0 percent.

Capital and Vessel Dry-docking Expenditures: For the second quarter 2025, the Company made capital expenditure payments excluding new vessel construction expenditures of $48.9 million, new vessel construction expenditures (including capitalized interest and owner’s items) of $37.4 million, and dry-docking payments of $13.4 million. For the full year 2025, the Company expects to make other capital expenditure payments, including maintenance capital expenditures, of approximately $100 to $120 million, new vessel construction expenditures (including capitalized interest and owner’s items) of approximately $305 million, and dry-docking payments of approximately $40 million.

CONSOLIDATED RESULTS OF OPERATIONS

Consolidated Results – Three months ended June 30, 2025 compared with 2024:

	Three Months Ended June 30,
(Dollars in millions, except per share amounts)	2025	2024	Change
Operating revenue	$830.5	$847.4	$(16.9)	(2.0)%
Operating costs and expenses	(717.5)	(722.8)	5.3	(0.7)%
Operating income	113.0	124.6	(11.6)	(9.3)%
Interest income	8.0	18.8	(10.8)	(57.4)%
Interest expense	(1.7)	(2.1)	0.4	(19.0)%
Other income (expense), net	2.4	1.8	0.6	33.3%
Income before taxes	121.7	143.1	(21.4)	(15.0)%
Income taxes	(27.0)	(29.9)	2.9	(9.7)%
Net income	$94.7	$113.2	$(18.5)	(16.3)%
Basic earnings per share	$2.95	$3.34	$(0.39)	(11.7)%
Diluted earnings per share	$2.92	$3.31	$(0.39)	(11.8)%

Changes in operating revenue, and operating costs and expenses are further described below in the Analysis of Operating Revenue and Income by Segment.

The decrease in interest income for the three months ended June 30, 2025, compared to the three months ended June 30, 2024, was due to interest of $10.2 million related to a federal income tax refund received during the three months ended June 30, 2024, and lower amounts of cash and cash equivalent, and CCF funds that were invested in interest bearing accounts during the three months ended June 30, 2025.

The decrease in interest expense for the three months ended June 30, 2025, compared to the three months ended June 30, 2024, was due to lower outstanding debt during the period.

Other income (expense) relates to the amortization of certain components of net periodic benefit costs or gains related to the Company’s pension and post-retirement plans.

Income tax expense was $27.0 million, or 22.2 percent of income before taxes, for the three months ended June 30, 2025, compared to $29.9 million, or 20.9 percent of income before taxes, for the three months ended June 30, 2024. The effective tax rate for the three months ended June 30, 2024 benefited from certain discrete tax adjustments that lowered the effective tax rate for that period.

Consolidated Results – Six months ended June 30, 2025 compared with 2024:

	Six Months Ended June 30,
(Dollars in millions, except per share amounts)	2025	2024	Change
Operating revenue	$1,612.5	$1,569.5	$43.0	2.7%
Operating costs and expenses	(1,417.4)	(1,408.0)	(9.4)	0.7%
Operating income	195.1	161.5	33.6	20.8%
Interest income	17.4	27.6	(10.2)	(37.0)%
Interest expense	(3.4)	(4.3)	0.9	(20.9)%
Other income (expense), net	4.8	3.6	1.2	33.3%
Income before taxes	213.9	188.4	25.5	13.5%
Income taxes	(46.9)	(39.1)	(7.8)	19.9%
Net income	$167.0	$149.3	$17.7	11.9%
Basic earnings per share	$5.14	$4.38	$0.76	17.4%
Diluted earnings per share	$5.09	$4.33	$0.76	17.6%

Changes in operating revenue, and operating costs and expenses are further described below in the Analysis of Operating Revenue and Income by Segment.

The decrease in interest income for the six months ended June 30, 2025, compared to the six months ended June 30, 2024, was due to interest of $10.2 million related to a federal income tax refund received during the six months ended June 30, 2024.

The decrease in interest expense for the six months ended June 30, 2025, compared to the six months ended June 30, 2024, was due to lower outstanding debt during the period, and a higher offset of capitalized interest related to the construction of new vessels.

Other income (expense) relates to the amortization of certain components of net periodic benefit costs or gains related to the Company’s pension and post-retirement plans.

Income tax expense was $46.9 million, or 21.9 percent of income before taxes, for the six months ended June 30, 2025, compared to $39.1 million, or 20.8 percent of income before taxes, for the six months ended June 30, 2024. The effective tax rate for the six months ended June 30, 2024 benefited from certain discrete tax adjustments that lowered the effective tax rate for that period.

ANALYSIS OF OPERATING REVENUE AND INCOME BY SEGMENT

Ocean Transportation Operating Results – Three months ended June 30, 2025 compared with 2024:

	Three Months Ended June 30,
(Dollars in millions)	2025	2024	Change
Ocean Transportation revenue	$675.6	$689.9	$(14.3)	(2.1)%
Operating costs and expenses	(577.0)	(580.9)	3.9	(0.7)%
Operating income	$98.6	$109.0	$(10.4)	(9.5)%
Operating income margin	14.6%	15.8%

Volume (Forty-foot equivalent units (FEU)) (1)
Hawaii containers	36,000	35,100	900	2.6%
Alaska containers	21,700	21,500	200	0.9%
China containers (2)	32,300	37,800	(5,500)	(14.6)%
Guam containers	4,500	4,600	(100)	(2.2)%
Other containers (3)	4,400	4,400	—	—%
(1)	Approximate volume included for the period are based on the voyage departure date, but revenue and operating income are adjusted to reflect the percentage of revenue and operating income earned during the reporting period for voyages in transit at the end of each reporting period.
(2)	Includes containers transshipped from other Asia origins.
(3)	Includes containers from services in various islands in Micronesia and the South Pacific, and Okinawa, Japan.

Ocean Transportation revenue decreased $14.3 million, or 2.1 percent, during the three months ended June 30, 2025, compared with the three months ended June 30, 2024. The decrease was primarily due to lower volume in China, partially offset by higher freight rates in China.

On a year-over-year FEU basis, Hawaii container volume increased 2.6 percent primarily due to higher general demand; Alaska volume increased 0.9 percent primarily due to higher AAX volume, partially offset by two fewer northbound sailings compared to the year ago period; China volume was 14.6 percent lower primarily due to the challenges of market uncertainty and volatility from tariffs and global trade; Guam volume decreased 2.2 percent; and Other containers volume was flat.

Ocean Transportation operating income decreased $10.4 million, or 9.5 percent, during the three months ended June 30, 2025, compared with the three months ended June 30, 2024. The decrease was primarily due to lower volume in China, partially offset by higher freight rates in China and the timing of fuel-related surcharge collections.

The Company’s SSAT terminal joint venture investment contributed $7.3 million during the three months ended June 30, 2025, compared to a contribution of $1.2 million during the three months ended June 30, 2024. The increase was primarily driven by higher lift volume.

Ocean Transportation Operating Results – Six months ended June 30, 2025 compared with 2024:

	Six Months Ended June 30,
(Dollars in millions)	2025	2024	Change
Ocean Transportation revenue	$1,313.0	$1,268.9	$44.1	3.5%
Operating costs and expenses	(1,140.8)	(1,132.3)	(8.5)	0.8%
Operating income	$172.2	$136.6	$35.6	26.1%
Operating income margin	13.1%	10.8%

Volume (Forty-foot equivalent units (FEU)) (1)
Hawaii containers	71,700	69,700	2,000	2.9%
Alaska containers	41,400	40,300	1,100	2.7%
China containers (2)	60,800	66,700	(5,900)	(8.8)%
Guam containers	8,700	9,500	(800)	(8.4)%
Other containers (3)	7,800	8,000	(200)	(2.5)%
(1)	Approximate volume included for the period are based on the voyage departure date, but revenue and operating income are adjusted to reflect the percentage of revenue and operating income earned during the reporting period for voyages in transit at the end of each reporting period.
(2)	Includes containers transshipped from other Asia origins.
(3)	Includes containers from services in various islands in Micronesia and the South Pacific, and Okinawa, Japan.

Ocean Transportation revenue increased $44.1 million, or 3.5 percent, during the six months ended June 30, 2025, compared with the six months ended June 30, 2024. The increase was primarily due to higher freight rates in China and Hawaii, partially offset by lower volume in China.

On a year-over-year FEU basis, Hawaii container volume increased 2.9 percent primarily due to the dry-docking of a competitor’s vessel in the first half of 2025; Alaska volume increased 2.7 percent due to higher AAX volume and retail-related demand, partially offset by three fewer northbound sailings compared to the year ago period; China volume decreased 8.8 percent due to the challenges of market uncertainty and volatility from tariffs and global trade; Guam volume decreased 8.4 percent primarily due to lower demand from retail and food and beverage segments; and Other containers volume decreased 2.5 percent.

Ocean Transportation operating income increased $35.6 million, or 26.1 percent, during the six months ended June 30, 2025, compared with the six months ended June 30, 2024. The increase was primarily due to higher freight rates in China and the domestic tradelanes, the timing of fuel-related surcharge collections, and a higher contribution from SSAT, primarily offset by lower volume in China and higher operating overhead costs and direct cargo expense.

The Company’s SSAT terminal joint venture investment contributed $13.9 million during the six months ended June 30, 2025, compared to a contribution of $1.6 million during the six months ended June 30, 2024. The increase was primarily driven by higher lift volume.

Logistics Operating Results – Three months ended June 30, 2025 compared with 2024:

	Three Months Ended June 30,
(Dollars in millions)	2025	2024	Change
Logistics revenue	$154.9	$157.5	$(2.6)	(1.7)%
Operating costs and expenses	(140.5)	(141.9)	1.4	(1.0)%
Operating income	$14.4	$15.6	$(1.2)	(7.7)%
Operating income margin	9.3%	9.9%

Logistics revenue decreased $2.6 million, or 1.7 percent, during the three months ended June 30, 2025, compared with the three months ended June 30, 2024. The decrease was primarily due to lower revenue in transportation brokerage.

Logistics operating income decreased $1.2 million, or 7.7 percent, during the three months ended June 30, 2025, compared with the three months ended June 30, 2024. The decrease was primarily due to a lower contribution from transportation brokerage.

Logistics Operating Results – Six months ended June 30, 2025 compared with 2024:

	Six Months Ended June 30,
(Dollars in millions)	2025	2024	Change
Logistics revenue	$299.5	$300.6	$(1.1)	(0.4)%
Operating costs and expenses	(276.6)	(275.7)	(0.9)	0.3%
Operating income	$22.9	$24.9	$(2.0)	(8.0)%
Operating income margin	7.6%	8.3%

Logistics revenue decreased $1.1 million, or 0.4 percent, during the six months ended June 30, 2025, compared with the six months ended June 30, 2024. The decrease was primarily due to lower revenue in transportation brokerage.

Logistics operating income decreased $2.0 million, or 8.0 percent, during the six months ended June 30, 2025, compared with the six months ended June 30, 2024. The decrease was primarily due to a lower contribution from transportation brokerage and freight forwarding.

LIQUIDITY AND CAPITAL RESOURCES

Sources of liquidity available to the Company as of June 30, 2025 compared to December 31, 2024 were as follows:

Cash and Cash Equivalents, Accounts Receivable and CCF: Cash and cash equivalents, accounts receivable and CCF as of June 30, 2025 compared to December 31, 2024 were as follows:

	June 30,	December 31,
(In millions)	2025	2024	Change
Cash and cash equivalents	$59.1	$266.8	$(207.7)
Accounts receivable, net (1)	$289.1	$268.9	$20.2
CCF - cash and cash equivalents, and investments account	$656.7	$642.6	$14.1
(1)	As of June 30, 2025 and December 31, 2024, $80.2 million and $178.1 million of eligible accounts receivable were assigned to the CCF, respectively.

Changes in the Company’s cash and cash equivalents for the six months ended June 30, 2025, compared to the six months ended June 30, 2024, were as follows:

	Six Months Ended June 30,
(In millions)	2025	2024	Change
Net cash provided by operating activities (1)	$194.6	$344.5	$(149.9)
Net cash used in investing activities (2)	(183.4)	(131.1)	(52.3)
Net cash used in financing activities (3)	(218.9)	(179.1)	(39.8)
Net (decrease) increase in cash, cash equivalents and restricted cash	(207.7)	34.3	(242.0)
Cash and cash equivalents, and restricted cash, beginning of the period	266.8	136.3	130.5
Cash and cash equivalents, and restricted cash, end of the period	$59.1	$170.6	$(111.5)

(1) Changes in net cash provided by operating activities:

Changes in net cash provided by operating activities for the six months ended June 30, 2025, compared to the six months ended June 30, 2024, were due to the following:

(In millions)	Change
Net income	$17.7
Non-cash depreciation and amortization	6.3
Deferred income taxes	(7.2)
Other non-cash related changes, net	0.5
Income and distribution from SSAT, net	(26.3)
Accounts receivable, net	9.2
Prepaid expenses and other assets	(125.2)
Accounts payable, accruals and other liabilities	(20.4)
Operating lease assets and liabilities, net	1.2
Non-cash amortization of operating lease right of use assets	(1.2)
Deferred dry-docking payments	(6.5)
Other long-term liabilities	2.0
Total	$(149.9)

Net income was $167.0 million for the six months ended June 30, 2025, compared to $149.3 million for the six months ended June 30, 2024. Income from SSAT was $13.9 million for the six months ended June 30, 2025, compared to $1.6 million for the six months ended June 30, 2024. The increase in income from SSAT was primarily due to higher lift volume during the six months ended June 30, 2025, compared to the same prior year period. The Company received $14.0 million of cash distributions from SSAT during the six months ended June 30, 2024. No cash distributions were received from SSAT during the six months ended June 30, 2025. Cash distributions from SSAT are dependent on the level of cash available for distribution after SSAT’s operational and capital needs. Changes in accounts receivable were primarily due to the timing of collections associated with those receivables. Changes in prepaid expenses and other assets were primarily due to a 2021 federal income tax refund of $118.6 million that was received by the Company during the six months ended June 30, 2024. Changes in accounts payable, accruals and other liabilities were due to the timing of payments associated with those liabilities. Changes in operating lease assets and liabilities were primarily due to new operating lease additions and renewals, offset by operating lease payments and terminations. Deferred dry-docking payments for the six months ended June 30, 2025 were $23.8 million, compared to $17.3 million for the six months ended June 30, 2024. Changes in deferred dry-docking are primarily due to the timing of vessel dry-dock related activities and the payments associated with those activities.

(2) Changes in net cash used in investing activities:

Changes in net cash used in investing activities for the six months ended June 30, 2025, compared to the six months ended June 30, 2024, were due to the following:

(In millions)	Change
Cash deposits and interest into the CCF	$(64.1)
Withdrawals from CCF	64.9
Vessel construction expenditures	(65.9)
Capital expenditures (excluding vessel construction expenditures)	15.5
Proceeds from disposal of property and equipment, net, and other	(2.7)
Total	$(52.3)

The Company deposited $109.1 million of cash and interest into the CCF and made $100.7 million of qualifying withdrawal payments out of the CCF during the six months ended June 30, 2025. The Company deposited $45.0 million into the CCF and made $35.8 million of qualifying withdrawal payments out of the CCF during the six months ended June 30, 2024. Qualifying withdrawal payments relate to milestone payments for the construction of three new Aloha Class vessels. Capital expenditures (excluding vessel construction expenditures) were $71.4 million for the six months ended June 30, 2025, compared to $86.9 million for the six months ended June 30, 2024. Capital expenditures (excluding vessel construction expenditures) primarily relate to vessel related expenditures, the acquisition of containers, chassis and other equipment, and expenditures on other capital related projects. The decrease in capital expenditure for the six months ended June 30, 2025, compared to the same prior year period primarily related to the timing of when vessel maintenance activities are performed and when other capital related projects are incurred.

(3) Changes in net cash used in financing activities:

Changes in net cash used in financing activities for the six months ended June 30, 2025, compared to the six months ended June 30, 2024, were due to the following:

(In millions)	Change
Repurchase of Matson common stock	$(40.3)
Shares withheld for taxes related to settlement of restricted stock units	0.7
Dividends paid	(0.2)
Total	$(39.8)

During the six months ended June 30, 2025, the Company paid $160.4 million to repurchase Matson common stock, compared to $120.1 million during the six months ended June 30, 2024. During the six months ended June 30, 2025, the Company paid $19.9 million in scheduled fixed interest debt payments, compared to $19.9 million during the six months ended June 30, 2024. During the six months ended June 30, 2025, the Company paid $16.3 million in withholding taxes related to vested restricted stock units, compared to $17.0 million during the six months ended June 30, 2024. During the six months ended June 30, 2025, the Company paid $22.3 million in dividends, compared to $22.1 million during the six months ended June 30, 2024. The increase in dividend payments was due to an increase in dividends declared per share of common stock by the Company, offset by a reduction in common stock outstanding.

Working Capital: The Company had a working capital deficit of $122.4 million at June 30, 2025, compared to a working capital surplus of $49.2 million at December 31, 2024. Working capital is primarily impacted by the amount of net cash provided by operating activities, the amount of capital expenditures, the timing of collections associated with accounts receivable, prepaid expenses and other assets, and by the amount and timing of payments associated with accounts payable, accruals, income taxes and other liabilities. The decrease in the Company’s working capital at June 30, 2025, compared to December 31, 2024 is primarily due to $100.7 million of cash withdrawn from cash and cash equivalent and deposited into the CCF during the six months ended June 30, 2025, compared to $35.8 million for the six months ended June 30, 2024.

Capital Construction Fund: The Company’s CCF is described in Note 7 of Part I, Item 1 above. CCF cash and cash equivalents, and CCF investments as of June 30, 2025 and December 31, 2024 are as follows:

	June 30,	December 31,
(In millions)	2025	2024
CCF Cash and cash equivalents	$330.1	$230.7
CCF Investments	326.6	411.9
Total	$656.7	$642.6

CCF cash and cash equivalents, and CCF investments are intended to fund milestone payments for the construction of three new Aloha Class vessels.

Debt: The Company’s debt is described in Note 8 of Part I, Item 1 above. The Company utilizes a mix of fixed and variable debt for liquidity and to fund the Company’s operations. Total Debt as of June 30, 2025 and December 31, 2024 is as follows:

	June 30,	December 31,
(In millions)	2025	2024	Change
Variable interest debt - Revolving credit facility	$—	$—	$—
Fixed interest debt - Title XI debt and private placement term loans	381.0	400.9	(19.9)
Total Debt (excluding deferred loan fees)	$381.0	$400.9	$(19.9)

Total Debt decreased by $19.9 million during the six months ended June 30, 2025, compared to December 31, 2024, due to scheduled fixed interest debt repayments.

As described in Note 8 of Part 1, Item 1 above, on July 23, 2025, the Company entered into a Third Amended and Restated Credit Agreement which provides for a five-year revolving credit facility and $550 million in loan commitments, with an uncommitted $300 million increase option. The Company reduced the size of its credit facility from $650 million to $550 million due to: (i) the nearly fully-funded status of the new Aloha Class vessel build program; and (ii) the Company’s expected lower level of capital needs for the remainder of the decade due in part to its next Jones Act build cycle which is not anticipated until the mid-2030s.

As of June 30, 2025, the Company had $643.9 million of remaining borrowing availability under the revolving credit facility.

Capital Expenditures: Except as described below, during the six months ended June 30, 2025, there were no material changes to the Company’s expected capital expenditures for the years ending December 31, 2025 and 2026 that are described in Part II, Item 7 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2024.

During the six months ended June 30, 2025, the Company paid $100.7 million in milestone payments under the vessel construction agreements, compared to $35.8 million for the six months ended June 30, 2024. The following represents the estimated timing of future milestone payments under the vessel construction agreements as of June 30, 2025:

	Paid	Future Milestone Payments
Vessel Construction Obligations (in millions)	As of June 30, 2025	Remainder of 2025	2026	2027	2028	Thereafter	Total
Three Aloha Class Containerships	$290.2	$189.7	$313.6	$185.0	$22.2	$2.9	$1,003.6

The Company intends to use the CCF cash and cash equivalents, and CCF investments to fund future milestone progress payments for the construction of three new Aloha Class vessels.

For the full year 2025, the Company expects to make other capital expenditure payments, including maintenance capital expenditures, of approximately $100 to $120 million, and dry-docking payments of approximately $40 million.

Repurchase of Shares: During the three and six months ended June 30, 2025, the Company repurchased approximately 0.9 million and 1.4 million shares for a total cost of $93.7 million and $162.9 million, respectively. During the three and six months ended June 30, 2024, the Company repurchased approximately 0.6 million and 1.0 million shares for a total cost of $72.2 million and $121.1 million, respectively. The amount of shares repurchased by the Company during any period is dependent on the amount of available cash and cash equivalents, the Company’s stock price and other factors.

The maximum number of remaining shares that may be repurchased under the Company’s share repurchase program was approximately 2.5 million shares at June 30, 2025.

Other Material Cash Requirements: There were no other material changes during the quarter ended June 30, 2025 to the Company’s other cash requirements that are described in Part II, Item 7 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2024.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

There have been no changes during this quarter to the Company’s critical accounting policies and estimates as discussed in Part II, Item 7 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2024.

OTHER MATTERS

Dividends: The Company’s second quarter 2025 cash dividend of $0.34 per share was paid on June 5, 2025. On June 26, 2025, the Company’s Board of Directors declared a cash dividend of $0.36 per share payable on September 4, 2025 to shareholders of record on August 7, 2025.

New Accounting Pronouncements: See Note 2 of Part I, Item 1 above for information on new accounting pronouncements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes to the Company’s market risk position from the information provided under Part II, Item 7A, “Quantitative and Qualitative Disclosures About Market Risk,” of its Annual Report on Form 10-K for the year ended December 31, 2024.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures: The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this report. Based on such evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that, as of June 30, 2025, the Company’s disclosure controls and procedures are effective.

Changes in Internal Control Over Financial Reporting: There were no changes in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the three months ended June 30, 2025, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

ITEM 1A. RISK FACTORS

There were no material changes to the Company’s risk factors previously described in Part II, Item 1A, “Risk Factors” of the Company’s Form 10-Q for the quarter ended March 31, 2025.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(c) Purchases of Equity Securities by the Issuer and Affiliated Purchases: The following is the summary of Matson shares that were repurchased under the Company’s share repurchase program during the three months ended June 30, 2025:

			Total Number of	Maximum Number
			Shares Purchased	of Shares that May
	Total Number of		as Part of Publicly	Yet Be Purchased
	Shares	Average Price	Announced Plans or	Under the Plans or
Period	Purchased	Paid Per Share	Programs (1) (2)	Programs
April 1 – 30, 2025	410,000	$105.85	410,000	2,920,956
May 1 – 31, 2025	260,000	107.88	260,000	2,660,956
June 1 – 30, 2025	190,000	112.06	190,000	2,470,956
Total	860,000	$107.83	860,000
(1)	On June 24, 2021, Matson’s Board of Directors approved a share repurchase program of up to 3.0 million shares of common stock, with subsequent approvals for the addition of 3.0 million shares on each of January 27, 2022, August 23, 2022, April 27, 2023 and February 27, 2025, for an aggregate total of 15.0 million shares of common stock. The share repurchase program expires on December 31, 2027. Shares will be repurchased in the open market from time to time, and may be made pursuant to a trading plan in accordance with Rule 10b5-1 of the Securities Exchange Act of 1934.
(2)	Amounts exclude shares withheld for employee taxes upon vesting of stock-based awards.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

None.

ITEM 5. OTHER INFORMATION

(c) Trading Plans: During the quarter ended June 30, 2025, no director or Section 16 officer adopted or terminated any Rule 10b5-1 trading arrangements or non-Rule 10b5-1 trading arrangements except as described below.

On May 8, 2025, Matthew J. Cox, Chairman and Chief Executive Officer, amended a trading plan intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) (previously adopted on February 28, 2025) to sell up to 29,856 shares of Matson common stock through December 8, 2025, subject to certain pricing and other conditions.

ITEM 6. EXHIBITS

10.1*,**	Letter Agreement Counter Parties

10.2*,**	Consulting Agreement with R. Rolfe

10.3**	Third Amended and Restated Credit Agreement among Matson, Inc., Bank of America, N.A. as the Agent, and the lenders thereto, dated as of July 23, 2025

10.4**	Amendment to Third Amended and Restated Note Purchase Agreement and Private Shelf Agreement, dated as of July 23, 2025

10.5**	Amendment to Note Purchase Agreement dated December 21, 2016, dated as of July 23, 2025

10.6*	Matson, Inc. 2025 Incentive Compensation Plan (incorporated by reference to Exhibit 10.1 of Matson’s Form 8-K dated April 28, 2025).

10.7*,**	Form of 2025 Plan Performance Share Award Agreement (ROIC metric) for Executive Employees

10.8*,**	Form of 2025 Plan Performance Share Award Agreement (TSR metric) for Executive Employees

10.9*,**	Form of 2025 Plan Performance Share Award Agreement for Non-Executive Employees

10.10*,**	Form of 2025 Plan Time-Based Restricted Stock Unit Award Agreement for Executive Employees

10.11*,**	Form of 2025 Plan Time-Based Restricted Stock Unit Award Agreement for Non-Executive Employees

10.12*,**	Form of 2025 Plan Restricted Stock Unit Award Agreement for Non-Employee Directors (Deferral Election)

10.13*,**	Form of 2025 Plan Restricted Stock Unit Award Agreement for Non-Employee Directors (No Deferral)

31.1**	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934.

31.2**	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934.

32***	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350.

101.INS**	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH**	Inline XBRL Taxonomy Extension Schema Document

101.CAL**	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF**	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB**	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE**	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104**	Cover Page Interactive Data File (formatted in Inline XBRL and included as Exhibit 101).

*            Indicates management contract or compensatory plan or arrangement.

**          Filed herewith.

***        Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MATSON, INC.
(Registrant)

Date: August 1, 2025	/s/ Joel M. Wine
Joel M. Wine
Executive Vice President and
Chief Financial Officer
(principal financial officer)

Date: August 1, 2025	/s/ Kevin L. Stuck
Kevin L. Stuck
Vice President and Controller
(principal accounting officer)