Form 10-K
period 2025-12-31
Matson, Inc.
filed 2026-02-27
CIK 3453

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2025

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

Aggregate market value of Common Stock held by non-affiliates at June 30, 2025: $3,466,200,557

Number of shares of Common Stock outstanding at February 13, 2026: 30,439,310

Documents Incorporated By Reference

The following document is incorporated by reference in Part III of the Annual Report on Form 10-K to the extent described therein: Proxy statement for the annual meeting of shareholders of Matson, Inc. to be held on April 23, 2026.

i

MATSON, INC.

FORM 10-K

Annual Report for the Fiscal Year

Ended December 31, 2025

PART I

ITEM 1. BUSINESS

A.	COMPANY OVERVIEW

Matson, Inc., a holding company incorporated in the State of Hawaii, and its subsidiaries (“Matson” or the “Company”), is a leading provider of ocean transportation and logistics services. The Company consists of two segments, Ocean Transportation and Logistics.

Ocean Transportation: Matson’s Ocean Transportation business is conducted through Matson Navigation Company, Inc. (“MatNav”), a wholly-owned subsidiary of Matson, Inc. Founded in 1882, MatNav provides a vital lifeline of ocean freight transportation services to the domestic non-contiguous economies of Hawaii, Alaska and Guam, and to other island economies in Micronesia. MatNav also operates premium, expedited services from China to Long Beach, California, which includes cargo from other Asia origins, provides services to Okinawa, Japan and various islands in the South Pacific, and operates an international export service from Alaska to Asia. In addition, subsidiaries of MatNav provide stevedoring, refrigerated cargo services, inland transportation and other terminal services for MatNav in Hawaii and Alaska.

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

Logistics: Matson’s Logistics business is conducted through Matson Logistics, Inc. (“Matson Logistics”), a wholly-owned subsidiary of MatNav. Established in 1987, Matson Logistics extends the geographic reach of Matson’s transportation network throughout North America and Asia, and provides a variety of logistics services to its customers including: (i) multimodal transportation brokerage of domestic and international rail intermodal services, long-haul and regional highway trucking services, specialized hauling, flat-bed and project services, less-than-truckload services, and expedited freight services (collectively, “Transportation Brokerage” services); (ii) less-than-container load (“LCL”) consolidation and freight forwarding services (collectively, “Freight Forwarding” services); (iii) warehousing, trans-loading, value-added packaging and distribution services (collectively, “Warehousing” services); and (iv) purchase order management, booking services, and non-vessel operating common carrier (“NVOCC”) freight forwarding services (collectively, “Supply Chain Management” services).

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

China Service: Matson’s expedited China-Long Beach Express (“CLX”) service is part of an integrated service that carries cargo from Long Beach, California to Honolulu, Hawaii, Guam, and Okinawa, Japan. The vessels then continue on to Ningbo and Shanghai, China, where they are loaded with cargo to be discharged primarily at Long Beach, California at a Matson-exclusive terminal operated by SSAT. These vessels also carry cargo destined for Hawaii which originated in Guam, Micronesia, Okinawa, China and other Asian countries.

Matson operates a second expedited service to the U.S. West Coast with the Matson Asia Express (“MAX”) service. The MAX service primarily uses chartered vessels and operates weekly from Ningbo and Shanghai, China where they are loaded with cargo to be discharged at Long Beach, California, calling at an SSAT-operated terminal.

Both services carry cargo originating in China and other Asian countries to the U.S. via Shanghai, China.

Eastbound cargo from China to Long Beach, California consists mainly of e-commerce related goods, garments, consumer electronics, footwear and other merchandise.

Guam Service: Matson’s Guam service provides weekly carriage between the U.S. West Coast and Guam, as part of its CLX service. Matson also provides weekly U.S. flag service connecting Guam to the Commonwealth of the Northern Mariana Islands. Cargo destined to Guam mainly includes dry containers of mixed commodities, refrigerated containers of food, beverages, retail merchandise, building materials and household goods.

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

Northbound cargo to Alaska consists mainly of dry containers of mixed commodities, refrigerated commodities, food, beverages, retail merchandise, household goods and automobiles, and other industrial cargo. Southbound cargo from Alaska primarily consists of seafood, household goods and automobiles.

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

SSAT currently provides terminal and stevedoring services to various carriers at seven terminal facilities on the U.S. West Coast, including three facilities dedicated for Matson’s use, in Long Beach and Oakland, California and in Tacoma, Washington.

Matson utilizes the services of other third-party terminal operators at the other ports where its vessels are served.

Vessel Information:

Vessels:

Matson’s fleet includes both owned and chartered vessels and barges. Matson’s owned fleet represents an investment of approximately $2.4 billion. The majority of Matson’s owned fleet is made up of U.S. flagged and Jones Act qualified vessels that operate in Matson’s Hawaii, China, Guam, Japan, Micronesia and Alaska services. Details of Matson’s active and reserve fleet as of December 31, 2025 are as follows:

			Usable Cargo Capacity				Vessel
			Containers (1)		Vehicles		Design	Approximate	Charter
	Year	Official		Reefer			Speed	Deadweight	Expiration
Name of Vessel	Built	Number	TEUs	Slots	Autos	Length	(Knots) (2)	(Long Tons)	Date (3)
Vessels-Owned:
DANIEL K. INOUYE (4)(8)	2018	1274136	3,160	408	—	854’ 0”	23.5	49,000	—
KAIMANA HILA (4)(8)	2019	1274135	3,020	408	—	854’ 0”	23.5	52,000	—
MANOA (4)(7)	1982	651627	2,824	408	—	860’ 2”	23.0	35,000	—
MAHIMAHI (4)(7)	1982	653424	2,824	408	—	860’ 2”	23.0	35,000	—
LURLINE (4)	2019	1274143	2,750	432	500	869’ 5”	23.0	51,000	—
MATSONIA (4)	2020	1274123	2,750	432	500	869’ 5”	23.0	51,000	—
MANULANI (4)(7)	2005	1168529	2,378	284	—	711’ 11”	23.0	38,000	—
MAUNAWILI (4)(7)	2004	1153166	2,378	326	—	711’ 11”	22.5	37,000	—
MANUKAI (4)(7)(8)	2003	1141163	2,000	270	—	711’ 9”	22.5	36,000	—
R.J. PFEIFFER (4)(7)	1992	979814	2,245	300	—	713’ 6”	23.0	28,000	—
MAUNALEI (4)(7)	2006	1181627	1,992	328	—	680’ 8”	22.1	33,000	—
MATSON KODIAK (4)(7)	1987	910308	1,668	280	—	710’ 0”	20.0	20,000	—
MATSON ANCHORAGE (4)(7)	1987	910306	1,668	280	—	710’ 0”	20.0	20,000	—
MATSON TACOMA (4)(7)	1987	910307	1,668	280	—	710’ 0”	20.0	20,000	—
KAMOKUIKI (5)	2000	9232979	689	100	—	433’ 9”	17.5	8,000	—
OLOMANA (6)	2004	9184225	645	120	—	388’ 7”	14.0	8,000	—
IMUA (6)	2004	9184237	645	90	—	388’ 6”	15.0	8,000	—
LILOA II (6)	2006	9184249	630	90	—	388’ 6”	15.0	8,000	—
PAPA MAU (6)	1999	9141704	521	60	—	381’ 5”	14.0	6,000	—
Vessels-Chartered:
MATSON MAGNOLIA (6)	2006	9302578	5,060	454	—	964’ 9”	23.0	67,000	December 2027
MATSON WAIKIKI (6)	2008	9349801	4,946	400	—	902’ 3”	22.5	62,000	September 2028
MATSON LANAI (6)	2007	9334143	4,253	400	—	853’ 2”	24.3	53,000	August 2027
MATSON MAUI (6)	2007	9340764	4,253	400	—	856’ 9”	24.5	52,000	March 2029
MATSON OAHU (6)	2008	9352406	4,245	535	—	853’ 2”	24.3	53,000	November 2027
MATSON KAUAI (6)	2008	9353278	4,218	350	—	881’ 11”	24.8	52,000	August 2027

Barges-Owned:
HALEAKALA (4)	2022	1324310	620	72	—	362’ 6”	—	12,000	—
MAUNA LOA (4)	2013	1247426	600	72	—	362’ 6”	—	13,000	—
EXPLORER (5)	2012	1345855	162	—	—	230’ 0”	—	3,000	—
ISLANDER (5)	2024	1348946	100	—	—	180’ 0”	—	2,000	—
PACIFIC (5)	2015	1352540	—	—	—	373’ 8”	—	14,000	—
OCEANIA (5)	2010	1227936	—	—	—	288’ 2”	—	7,000	—
Barges-Chartered:
ILIULIUK BAY (4)	2013	1249384	178	—	—	250’ 0”	—	4,000	December 2032
(1)	Twenty-foot Equivalent Units (“TEU”) is a standard measure of cargo volume correlated to a standard 20-foot dry cargo container. TEU container numbers represent estimated loadable containers. Actual loadable containers may vary from these amounts.
(2)	Operating speed of the vessel may vary from the Vessel Design Speed.
(3)	Charter expiration dates represent the approximate month the vessel can be returned to its owner. Some vessel charter agreements include options for the Company to further extend the charter period.
(4)	U.S. flagged and Jones Act qualified vessel or barge.
(5)	U.S. flagged vessel or barge.
(6)	Foreign-flagged vessel.
(7)	Vessel installed with exhaust gas cleaning systems (commonly referred to as “scrubbers”).
(8)	Vessel can operate on liquefied natural gas (“LNG”), conventional or alternative fuels.

Fleet Renewal Program:

Matson is constructing three new Aloha Class vessels with the following specifications and expected delivery dates:

			Usable Cargo Capacity
			Containers (1)			Maximum	Maximum
	Type of	Expected		Reefer		Speed	Deadweight
Name of Vessel	Vessel	Delivery Date	TEUs	Slots	Length	(Knots)	(Long Tons)
MAKUA	Containership	Q1 2027	3,440	400	853’ 2”	23.5	53,000
MALAMA	Containership	Q3 2027	3,440	400	853’ 2”	23.5	53,000
MAKENA	Containership	Q2 2028	3,440	400	853’ 2”	23.5	53,000
(1)	TEU container numbers represent estimated loadable containers. Actual loadable containers may vary from these amounts.

Matson expects to deploy the three new Aloha Class vessels in the CLX service and redeploy three existing vessels into the Alaska service. The new vessels will have dual-fuel engines and will be equipped with tanks, piping and cryogenic equipment designed to operate on LNG, conventional fuels and alternative fuels. The new vessels are also being designed with state-of-the-art green technology features and fuel-efficient hulls. Each new vessel is expected to provide approximately 500 containers of additional capacity per voyage in the China service, representing an annual capacity increase of approximately 15,000 containers.

The cost of the fleet renewal program is approximately $1.0 billion (excluding owner’s items and change orders), with milestone payments to be funded by cash deposits and Treasury securities currently in the Company’s Capital Construction Fund (“CCF”), interest earned in the CCF, cash and cash equivalents on the Company’s Consolidated Balance Sheets and through cash flows generated from future operations, borrowings available under the Company’s unsecured revolving credit facility or additional debt financings. Actual and future vessel construction progress milestone payments based on signed agreements and change orders, excluding vessel steel price adjustments, owner’s items and capitalized interest, are expected to be as follows:

	Paid	Future Milestone Payments
Vessel Construction Obligations (in millions)	As of December 31, 2025	2026	2027	2028	2029	Thereafter	Total
Three Aloha Class Containerships	$426.8	$373.4	$180.6	$22.3	$2.9	$—	$1,006.0

Vessel Emission Regulations:

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

IMO regulations require containerships operating internationally with over 5,000 gross tonnage to comply with annual Carbon Intensity Indicator (“CII”) requirements that become increasingly stringent towards 2030. CII measures how efficiently a ship transports goods, and uses calculated carbon dioxide emissions to determine an annual rating. For ships that are not in compliance, a corrective action plan needs to be developed as part of the vessels’ Ship Energy Efficiency Management Plan and approved by port state authorities. The Company believes that its vessels are currently in compliance with these regulations.

Hawaii Terminal Modernization and Expansion Program:

Matson completed the first phase of its program to modernize and renovate its terminal facility at Sand Island, Honolulu, and is progressing on the second phase. In the first phase of this program, Matson completed the installation of three new 65 long-ton capacity gantry cranes, upgraded and renovated three existing cranes, and installed upgrades to the electrical infrastructure at the terminal. In addition, Matson completed the installation, energization and transition to a new redundant main switchgear. Additional projects for the second phase relate to improvements to its existing backup power generators and other terminal upgrades, which are expected to be completed within the next year.

The third phase represents a broader and long-term expansion program at the Sand Island terminal facility. Matson expects to expand into Pier 51A and portions of Pier 51B after Pasha Hawaii (“Pasha”) relocates to, and is operational at, the Kapalama Container Terminal facility which is scheduled to occur in 2027. Matson is currently performing surveying, planning and design work in preparation for this expansion.

Ocean Transportation Equipment:

As a complement to its fleet of vessels and barges, Matson owns a variety of equipment including terminal cranes and equipment, containers, chassis and other property which represents an investment of approximately $900 million as of December 31, 2025. Matson also leases containers, chassis and other equipment under various operating lease agreements.

Operating Costs:

Major components of Matson’s Ocean Transportation operating costs are as follows:

Direct Cargo Expense includes terminal handling costs including stevedoring and wharfage, outside purchased transportation and other related costs.

Vessel Operating Expense includes crew wages and related costs; fuel; pilots, tugs, lines and related costs; vessel charter expenses; and other vessel operating-related expenses.

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

Competition:

The following is a summary of major competitors in Matson’s Ocean Transportation segment:

Hawaii Service: Matson’s Hawaii service has one primary U.S. flagged Jones Act competitor, Pasha, which operates container and roll-on/roll-off services between the ports of Long Beach, Oakland and San Diego, California to Hawaii. A U.S. flagged Jones Act barge operator, Aloha Marine Lines, offers barge service between Seattle, Washington and Oahu, Hawaii.

Foreign-flagged vessels, including ONE and CMA CGM, carry cargo to Oahu, Hawaii from non-U.S. locations, providing alternatives for companies importing goods to Hawaii. Other competitors in the Hawaii market include proprietary operators and contract carriers of bulk cargo, and air freight carriers.

Matson operates three strings of vessels to Hawaii. These strings provide customers an industry-leading five weekly departures from ports on the U.S. West Coast – two each from Long Beach and Oakland, California and one from Tacoma, Washington, with three arrivals in Honolulu each week. Each of these strings operates on a fixed day-of-the-week schedule. One of the vessel strings, the CLX, continues from Honolulu to China before returning to Long Beach. Matson’s frequent sailings and punctuality permit customers to reduce inventory carrying costs. Matson also competes by offering a comprehensive service network to customers, including: the only container service to and from the three largest U.S. West Coast ports; the most efficient terminal network on the U.S. West Coast with three exclusive use terminals provided by SSAT that allow for quicker and more reliable port calls; a dedicated inter-island barge network which is integrated with Matson’s line haul schedule; roll-on/roll-off service from Long Beach and Oakland; a world-class customer service team; and efficiency and experience in handling cargo of many types.

Alaska Service: Matson’s Alaska service has one primary U.S. flagged Jones Act competitor, Totem Ocean Trailer Express, Inc., which operates a roll-on/roll-off service between Tacoma, Washington and Anchorage, Alaska. There are also two primary U.S. flagged Jones Act barge operators, Alaska Marine Lines, which mainly provides services from Seattle, Washington to the ports of Anchorage, Kodiak and Dutch Harbor, and other locations in Alaska, and Samson Tug & Barge, which mainly serves Western Alaska and other locations. The barge operators have historically shipped lower value commodities that can accommodate longer transit times, as well as construction materials and other cargo that are not conducive to movement in containers. Other competitors include air freight carriers and over-the-road trucking services. Foreign-flagged vessels provide alternatives for companies shipping cargo (mainly seafood) from the Alaska ports of Kodiak and Dutch Harbor to international destinations. The primary competitor of Matson’s AAX service is CMA CGM, which provides services between Dutch Harbor, Alaska and Asia.

Matson offers customers twice weekly departures from Tacoma, Washington to Anchorage and Kodiak, Alaska, and a weekly service to Dutch Harbor, Alaska. Matson also provides a barge service between Dutch Harbor and Akutan in Alaska. Matson offers dedicated terminal services at the Alaska ports of Anchorage, Kodiak and Dutch Harbor performed by Matson, and at the port of Tacoma, Washington performed by SSAT. Matson’s AAX service also offers customers a service from Kodiak and Dutch Harbor, Alaska to Ningbo and Shanghai, China, with connecting services from those ports to other locations in Asia.

China Service: Major competitors to Matson’s China service include international transpacific carriers such as CMA CGM, Zim, Hede and Cosco. Other competitors include air freight carriers.

Matson’s China service (CLX and MAX) competes by offering fast and reliable service from the ports of Ningbo and Shanghai in China, and feeder services from other Asian origins connecting in Ningbo and Shanghai, China, to Long Beach, California. Matson provides fixed day-of-the-week arrivals and industry leading cargo availability. Matson’s service is further differentiated by best-in-class stevedoring services provided by SSAT, Matson dedicated terminal space, access to Shippers Transport Express off-dock container yards for faster truck turn times, Matson-dedicated equipment including chassis to speed cargo availability, one-stop intermodal connections, and world-class customer service. Matson also provides intermodal services in coordination with Matson Logistics. Matson has offices located in Shanghai, Ningbo, Shenzhen, Xiamen and Hong Kong, and has contracted with terminal operators in Ningbo and Shanghai.

Guam Service: Matson’s Guam service has one primary competitor, APL, a subsidiary of CMA CGM, which operates a U.S. flagged container service connecting the U.S. West Coast to Guam and Saipan, via transshipments to U.S. flagged feeder vessels in Yokohama, Japan, Busan, South Korea, and Naha, Japan via a two-ship feeder service. There are also multiple foreign carriers that call at Guam from foreign origin ports, and air freight carriers.

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

Customer Concentration:

Matson serves customers in numerous industries and carries a wide variety of cargo, mitigating its dependence upon any single customer or single type of cargo. The Company’s 10 largest Ocean Transportation customers account for approximately 19 percent of the Company’s Ocean Transportation revenue. For additional information on Ocean Transportation revenues for the years ended December 31, 2025, 2024 and 2023, see Note 2 to the Consolidated Financial Statements in Item 8 of Part II below.

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

During the years ended December 31, 2025, 2024 and 2023, approximately 51 percent, 50 percent and 55 percent, respectively, of Matson’s Ocean Transportation revenues came from the Hawaii and Alaska trades that were subject to the Jones Act. Matson’s Hawaii and Alaska trade routes are included within the non-contiguous Jones Act market. The commerce of both Hawaii, as an island economy, and Alaska, due to its geographical location, are dependent on ocean transportation. The Jones Act ensures frequent, reliable, roundtrip service to these locations. Matson’s vessels operating in these trade routes are Jones Act qualified and maintained in compliance with such requirements.

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

Cabotage laws are not unique to the United States, and similar laws exist in virtually every maritime country around the world, including regions in which Matson provides ocean transportation services. Any changes in such laws may have an impact on the services provided by Matson in those regions.

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

Matson applies a fuel-related surcharge rate to its Ocean Transportation customers. Matson’s fuel-related surcharge is correlated to market rates for fuel prices and other factors, and is intended primarily to help Matson recover fuel-related expenses.

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

Freight Forwarding Services: Matson Logistics provides Freight Forwarding services primarily to the Alaska market through its wholly-owned subsidiary, Span Intermediate, LLC (“Span Alaska”). Span Alaska’s business aggregates LCL freight at its cross-dock facilities in Auburn, Washington for consolidation and shipment to its service center in Anchorage and a network of other facilities in Alaska. Span Alaska also provides trucking services to its Auburn cross-dock facilities and from its Alaska-based cross-dock facilities to final customer destinations in Alaska.

Warehousing Services:  Matson Logistics operates two warehouses in Georgia and two warehouses in Northern California providing warehousing, trans-loading, value-added packaging and distribution services.

Supply Chain Management and Other Services: Matson Logistics provides customers with a variety of logistics services including purchase order management, booking services, customs brokerage, LCL and full container load NVOCC freight forwarding services. Matson Logistics has supply chain operations in North America, China and other Asian countries, and other locations.

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

Customer Concentration:

Matson Logistics serves customers in numerous industries. The Company’s 10 largest logistics customers account for approximately 17 percent of the Company’s Logistics revenue. For additional information on Logistics revenues for the years ended December 31, 2025, 2024 and 2023, see Note 2 to the Consolidated Financial Statements in Item 8 of Part II below.

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

Human Capital Strategy:

In support of Matson’s vision to be a great place to work, the Company focuses on a variety of human capital programs that have been developed to attract, retain and motivate its employee workforce. As a company that operates in various global locations, the Company’s human capital programs are designed to reflect the unique market practices in each geographic location. The Company’s success depends in part on employing a diverse, talented and engaged workforce that reflects its local communities, supports an environment of high standards and performance, and thrives in the Company’s collaborative and respectful culture.

As of December 31, 2025, Matson had 4,170 employees worldwide, of which 161 employees were based in international locations and 2,843 employees were covered by collective bargaining agreements with unions. These numbers include seagoing personnel who rotate through billets (as described below) and temporary employees, but do not include employees of SSAT or other non-employee affiliates such as agents and contractors. The composition of Matson’s workforce by geography is as follows:

As of December 31, 2025, Matson’s fleet of active vessels requires 329 billets to operate. Each billet corresponds to a position on a vessel that typically is filled by two or more employees because seagoing personnel rotate between active sea-duty and time ashore. These amounts exclude billets related to Matson’s foreign-flagged chartered vessels where the vessel owner is responsible for its seagoing personnel.

As part of its overall human capital strategy, Matson continues to focus on developing and promoting equal employment opportunities, particularly for leadership positions. The Company utilizes both internal and external learning and development programs to encourage and promote career opportunities for employees. Matson is also focused on driving greater awareness of and interest in careers in the maritime and logistics sectors to support a more diverse talent pool over the long-term to help proactively address gaps in market skills and talent to serve our future needs. Matson makes all employment decisions based on merit without regard to an individual’s race, gender, or other protected characteristics.

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

Succession and Career Planning:

We believe Matson’s workforce is characterized by uniquely skilled, long-tenured employees. To create career pathways for future leaders while planning for the loss of retiring employees, the Company takes a proactive approach to succession and career planning. The Company focuses on providing the next generation of promising talent with the tools they need to build their own careers at Matson. In 2025, 53 percent of open positions were filled with internal candidates. The Company also provided nearly 4,500 hours of employee training and professional development training, and tuition reimbursement programs, while giving annual performance reviews to its non-union workforce.

For more information on Matson’s human capital programs, see Matson’s Sustainability Report which is available at https://www.matson.com/sustainability.

Bargaining Agreements:

Matson’s shoreside and seagoing employees are represented by a variety of unions. Matson has collective bargaining agreements with these unions that expire at various dates in the future. As shown in the chart below, Matson’s shoreside and seagoing union employees comprise 68 percent of Matson’s global workforce.

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

ITEM 1A. RISK FACTORS

The following material risks, events and uncertainties may make an investment in the Company speculative or risky and should be reviewed carefully. The Company faces the material risks set forth below; however, the description below does not purport to include all risks the Company faces, and additional risks or uncertainties that are currently unknown or are not currently believed to be material may occur or become material. Moreover, some of the factors, events and contingencies discussed below may have occurred in the past, but the disclosures below are not representations as to whether or not the factors, events or contingencies have occurred in the past, and instead reflect our beliefs and opinions as to the factors, events, or contingencies that could materially and adversely affect us in the future. The occurrence of these or the risks and uncertainties described below may, in ways the Company may not be able to accurately predict, recognize or mitigate, adversely affect the Company’s business, competitive environment, strategy, financial condition, results of operations, cash flow, liquidity, demand, revenue, growth, prospects, reputation or stock price. All forward-looking statements made in this Form 10-K are qualified by the risks and uncertainties described below.

Risks Related to the Jones Act

Repeal, invalidation, substantial amendment, or waiver of the Jones Act or changes in its application would have an adverse effect on the Company’s business.

The Merchant Marine Act of 1920 (commonly referred to as the Jones Act) regulates all interstate and intrastate marine commerce within the U.S. From time to time, various interests have sought to repeal, amend or waive the Jones Act. For example, in February 2025, a lawsuit was filed in the U.S. District Court for the District of Columbia challenging the Jones Act, arguing that it violates the Port Preference Clause of the U.S. Constitution; the Company has intervened in this lawsuit and believes this lawsuit is without merit. If the Jones Act were to be repealed, invalidated, substantially amended or waived and, as a consequence, competitors were to enter the Hawaii or Alaska markets with lower operating costs by utilizing their ability to acquire and operate foreign-flagged and foreign-built vessels and/or being exempt from other U.S. regulations, the Company’s business would be adversely affected. In addition, the Company’s position as a U.S. citizen operator of Jones Act vessels would be negatively impacted if periodic efforts and attempts by foreign interests, including recent campaigns by foreign governments, to circumvent or repeal certain aspects of the Jones Act were successful. If maritime cabotage services were included in international trade agreements, or if the restrictions contained in the Jones Act were otherwise altered, the shipping of cargo between covered U.S. ports could be opened to foreign-flagged or foreign-built vessels, which could have other adverse impacts to our business.

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

Risks Related to the Company’s Operations

Changes in macroeconomic conditions, geopolitical developments, or governmental policies have affected and could in the future affect the Company.

The transportation industry in which the Company operates has been and could in the future be impacted by macroeconomic fluctuations, volatility, downturns, inflation, recessions, interest rates and other economic shifts or market instabilities, including due to instability in financial institutions, as well as the development of and changes in governmental policies, relations, priorities and budgeting constraints, and uncertainties resulting from the U.S. political environment, including increased political polarization and the potential for political gridlock (such as a shutdown of the U.S. federal government), and geopolitical developments across the jurisdictions in which it operates. For example, there have been increases in geopolitical and trade tensions among a number of the world’s major economies, including the United States’ imposition of tariffs and the imposition by other countries of new or increased tariffs. These tensions have resulted in measures by governments, including reciprocal tariffs, port entry fees, non-tariff trade barriers, and sanctions, including the use of export control restrictions and sanctions against certain countries and individual companies. In the past, the U.S. Trade Representative has imposed entry fees on certain Chinese-owned, -operated, or -built vessels entering U.S. ports and additional duties on cranes, certain chassis and spare parts. China has also imposed port entry fees on certain U.S.-owned or operated, or U.S.-flagged vessels entering Chinese ports. These actions and uncertainty regarding domestic and foreign tariff policy, including uncertainty associated with the scope, level, magnitude, duration and product range of tariffs, have, and may continue to have, an adverse economic impact in the markets in which the Company operates and could result in a reduced demand for the Company’s services.

These adverse economic conditions can also impact the Company’s customers’ business levels and needs. Within the U.S., a weakening of economic drivers in Hawaii, Alaska or Guam, which include tourism, military spending, construction, personal income growth and employment, the weakening of consumer confidence, market demand, the economy in the U.S. Mainland, inflation, interest rates, recession, increased political polarization and the potential for political gridlock, and the effect of a change in the strength of the U.S. dollar against other foreign currencies has reduced and could in the future reduce the demand for goods, adversely affecting inland and ocean transportation volume or rates. In addition, overcapacity in the global or transpacific ocean transportation markets, a change in the cost of goods or currency exchange rates, pressure from U.S. or foreign governments, and changes in tariff policies or international trade policies and related uncertainties could adversely affect freight volume and rates in the Company’s China services. Additionally, fluctuations in the price of oil could further impact the Alaskan economy, which in turn could impact the Company’s business.

The shipping industry is competitive, and the Company has been and may continue to be impacted by new or increased competition.

The Company has faced and may continue to face new competition by established or start-up shipping operators that enter into the Company’s markets. The shipping industry is competitive with limited barriers to entry. Ocean carriers can shift vessels in and out of tradelanes or charter vessels to manage capacity and meet customer demands. The Company also competes with air freight carriers, some of which are able to offer more attractive schedules and services, or to increase capacity. The entry of a new competitor or the addition of new vessels or capacity by existing competitors on any of the Company’s existing routes could result in a significant increase in available shipping capacity that could have an adverse effect on the Company’s volume and rates.

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

The Company’s businesses are dependent upon key vendors who provide terminal, rail, truck, agent and ocean transportation services. Service structures and relationships with these parties are important in the Company’s intermodal business, as well as in the China, Guam, Micronesia, Japan, Alaska export and South Pacific services. If the Company cannot reliably secure sufficient transportation equipment, capacity or services from these third parties at reasonable prices or rates to meet its or its customers’ needs and schedules, or if there are changes to the costs of such services, customers may seek to have their transportation and logistics needs met by others on a temporary or permanent basis. If this were to occur, the Company’s business, financial condition, results of operations and cash flow could be adversely affected. The loss of or damage to any of these key relationships may also adversely affect the Company’s business and revenue.

An increase in fuel prices, changes in the Company’s ability to collect fuel-related surcharges, and/or the cost or limited availability of required fuels may adversely affect the Company’s profits.

Fuel, including LNG fuels and biofuels, is a significant operating expense for the Company’s Ocean Transportation business. The price and supply of fuel are difficult to predict and fluctuate based on events beyond the Company’s control, including impacts from global macroeconomic conditions, geopolitical events and governmental policies. Increases in the price of fuel may adversely affect the Company’s results of operations. Any such increases also can lead to increases in other expenses, such as energy costs and costs to purchase outside transportation services. In the Company’s Ocean Transportation and Logistics services segments, the Company utilizes fuel-related surcharges, although increases in the fuel-related surcharges may adversely affect the Company’s competitive position and may not correspond exactly with the timing of increases in fuel expense. Changes in the Company’s ability to collect fuel-related surcharges, including recovery of all or most fuel-related expenses, also may adversely affect its results of operations.

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

Certain regulators, investors, advisory firms, employees, customers, suppliers, governments and certain other stakeholders have increased their focus and scrutiny on sustainability matters and related corporate practices, disclosures and initiatives. Evolving regulations in certain of the jurisdictions in which the Company operates and stakeholder expectations may impact the Company’s reputation, business and attractiveness as an investment, employer or business partner to the extent the Company – including its initiatives, goals and reporting – fails to satisfy or is perceived to fail to satisfy those regulations and expectations, including as a result of any third-party rating or assessment. The adoption and expansion of related legislation and regulations have also resulted and may again result in increased capital expenditures and compliance, operational and other costs to the Company. For example, the state of California has adopted greenhouse gas and climate change disclosure requirements. Compliance with these rules and regulations could require significant effort and resources and result in changes to the Company’s current GHG emission reduction goals.

The Company’s sustainability and related initiatives are aspirational and based on standards and frameworks for presenting and measuring progress that are not harmonized and are still developing, assumptions that may change, disclosure controls and procedures that continue to evolve, and technological, policy and other progress and changes outside of our control (particularly those relating to the development of alternative fuels). The Company’s use, interpretation or application of disclosure frameworks and standards may change from time to time or differ from those of others. This may result in a lack of consistent or meaningful comparative data from period to period or between the

Company and other companies in the same industry. The Company’s sustainability initiatives and goals, including human capital practices, may not satisfy all stakeholders and could impact the attraction and retention of investors, customers and employees, legal enforcement or reputation risk, as well as the Company’s willingness to do business with other companies or customers or their willingness to do business with the Company. Efforts to achieve or accurately track the Company’s initiatives and goals face numerous risks and may be untimely, be unsuccessful, result in additional costs or experience delays, and as a result may have an adverse impact on the Company, including its brand, reputation, financial performance and growth and stock price, and may expose the Company to increased scrutiny from the investment community as well as enforcement authorities.

The Company may not be timely or successful in completing its fleet upgrade initiatives, which may result in significant costs and adversely impact the Company’s ability to meet its emission reduction goals.

The Company’s four commissioned Aloha and Kanaloa class vessels include dual fuel capable engines that can run on low sulfur fuel oil or LNG. The Company has completed the installation of tanks, piping and cryogenic equipment on its two Aloha class vessels, Daniel K. Inouye and Kaimana Hila, and re-engined Manukai to operate on LNG. In addition, construction has begun on three new LNG-ready Aloha Class vessels. The Company has made and anticipates making significant capital expenditures in connection with these fleet initiatives. The Company may incur additional operating costs to the extent use of LNG presents new maintenance requirements or unforeseen complications.

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

On November 1, 2022, MatNav and Philly Shipyard entered into vessel construction agreements pursuant to which Philly Shipyard will construct three new 3,400-TEU Aloha Class dual-fuel capable containerships, with expected delivery dates during the first quarter 2027, the third quarter 2027 and the second quarter 2028. Failure of any party to the vessel construction agreements to fulfill its obligations under the agreements could have an adverse effect on the Company’s financial condition and results of operations. Such a failure could happen for a variety of reasons, including but not limited to (i) delivery delays, (ii) delivery of vessels that fail to meet any of the required operating specifications (for example, capacity, fuel efficiency or speed), (iii) events in South Korea that prevent one or more significant subcontractors to Philly Shipyard from performing, (iv) loss of key personnel at either Philly Shipyard or any of its subcontractors, (v) work stoppages or other labor disruptions that may occur as a result of the failure of Philly Shipyard to negotiate collective bargaining agreements with its unions, (vi) the insolvency of, or the refusal or inability to perform for any reason, by Philly Shipyard or any of its subcontractors, (vii) the ability of Hanwha Ocean and Hanwha Systems (collectively, “Hanwha”) to integrate Philly Shipyard successfully into their global operations, or (viii) delays in the construction of vessels scheduled to be completed before the Company’s vessels. Significant delays in the delivery of the new vessels could limit our ability to replace aging vessels in the Alaska service without substantial modifications and delay the Company’s ability to upsize the CLX service, which could also have an adverse impact on the Company’s business, financial condition, results of operations and cash flow.

The Company’s operations are susceptible to weather, natural disasters, maritime accidents, spill events and other physical and operating risks.

As a maritime transportation company, the Company’s operations are vulnerable to delay, disruptions and loss of life and property as a result of weather, natural disasters, bad weather at sea (including increased storm severity), lightning strikes, wildfires, heat waves, lava flows, hurricanes, typhoons, tsunamis, droughts, windstorms, floods and earthquakes. The Company’s operations are also vulnerable to risks related to the operation of ocean-going vessels, including risks of potential marine accidents, or disasters, including grounding, fires, explosions, collisions, mechanical failures, human error, maintenance issues, latent defects, oil or other spill or environmental accidents, whale strikes, war, terrorism and piracy, lost or damaged cargo, delays, injury and loss of life. Changing macroeconomic and geopolitical conditions, including geopolitical conflict, may also result in increased attacks on vessels, piracy or terrorism.

Such events could interfere with the Company’s ability to provide on-time scheduled service, require evacuation of personnel or stoppage of services, or impact the Company’s customer’s operations, resulting in increased expenses and potential loss of business associated with such events. In addition, severe weather and natural disasters can result in interference with the Company’s or its partners’ terminal operations. These impacts could be particularly acute in Hawaii and Alaska given the local economies’ dependence on these ports for ocean cargo, and in ports such as Dutch Harbor and Kodiak, Alaska where the Company is dependent on a single crane. The occurrence of any of these events may result in damage to or loss of terminals, port facilities and infrastructure, cranes, vessels, containers, cargo and other equipment, increased maintenance expense, loss of life or physical injury to its employees or people, pollution, or the slow down or suspension of operations. For example, damage to the Company’s vessels could require repair at a dry-docking facility. The costs of repairs may be substantial which may adversely affect the Company’s business, financial condition, results of operation and cash flow. Further, the Company may be unable to find space at a suitable dry-docking facility, the vessels may be forced to wait for space or be towed to a different facility, all of which could result in additional expenses and delays, and may adversely affect the Company’s business. These events can also expose the Company to reputational harm and liability for resulting damages, including for loss of life and property, and possible penalties that, pursuant to typical maritime industry policies, it must pay and then seek reimbursement from its insurer. Affected vessels may also be removed from service and thus would be unavailable for income-generating activity.

There is no assurance that our efforts to mitigate the impact of these risks, including from severe weather or other events on our operations, will be effective. Although we take measures that we believe are reasonable to mitigate these risks, it is not practicable to eliminate such risks altogether. The Company’s casualty and liability insurance policies are generally subject to large retentions and deductibles and may not cover all losses the Company may incur. Some types of losses, such as losses resulting from a port blockage, generally are not insured. In some cases, the Company retains the entire risk of loss because it is not economically prudent to purchase insurance coverage or because of the perceived remoteness of the risk. Other risks are uninsured because insurance coverage may not be commercially available. Finally, the Company retains all risk of loss that exceeds the limits of its insurance.

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

In addition, compliance with regulations such as the IMO’s CII requirements, or any amendments, modifications or changes in the interpretation, application or enforcement of any such requirements or regulations, may create schedule disruptions and could require Matson’s fleet to slow down if efficiency improvements or transitions to alternative fuels together are not enough to reduce GHG emissions sufficiently, thus impacting Matson’s expedited business model and competitive advantage.

New environmental requirements for vessel performance and operation could also require the Company to accelerate the building of new vessels, increase the construction costs for new vessels and equipment to accommodate even newer technology as it emerges while today’s technology becomes obsolete, initiate unexpected retrofit projects for existing vessels, retire older vessels earlier than expected, or render reserve vessels unusable. If these outcomes were to occur, the Company’s business, financial condition, results of operations and cash flow could be adversely affected.

The Company faces risks related to actual or threatened health epidemics, outbreaks of disease, pandemics or other major health crises, which could significantly disrupt the Company’s business.

The Company’s business has in the past, and could in the future, be impacted adversely by outbreaks of disease, the effects of public health epidemics, pandemics or other major heath crises (which the Company refers to collectively as public health crises), such as the COVID-19 pandemic. Actual or threatened public health crises can have a number of adverse impacts, including volatility in the global economy, impacts to the Company’s customers’ business operations, reduced tourism in the markets the Company serves, potential restrictions on employee travel, or significant disruptions in ocean-borne transportation of goods, logistics demand and supply chain activity, caused by a variety of factors such as quarantines, factory and office closures, port closures, or other government-imposed restrictions, any of which can adversely impact the Company’s business, financial condition, results of operation and cash flow.

The Company’s significant operating agreements and leases could be renewed/replaced on less favorable terms or may not be renewed/replaced on acceptable terms, if at all.

The significant operating agreements and leases entered into by the Company in the course of its operations, including those related to terminals, chartered vessels, bonded and unbonded container yards, cross-dock facilities, warehouses and offices as well as those entered into with SSAT, expire at various points in time and may not be renewed/replaced with comparable assets with the specifications necessary for the Company’s or SSAT’s businesses or could be renewed/replaced on less favorable terms, if at all, thereby adversely affecting the Company’s business, financial condition, results of operations and cash flow.

The Company may face unexpected dry-docking or repair costs for its vessels.

The Company routinely engages shipyards to drydock its vessels for regulatory compliance and to provide repair and maintenance, and capital enhancements. Vessels may also have to be drydocked or repaired at sea in the event of accidents or other unforeseen damage. Unexpected dry-dockings or repairs could require the Company to activate a reserve vessel, purchase additional fuel and operate a less-efficient, smaller vessel for a period of time. The Company also operates a number of older active and reserve vessels that may require more frequent and extensive maintenance. The cost of repairs is difficult to predict and can be substantial. In addition, the time when a vessel is out of service for maintenance is determined by a number of factors, including regulatory deadlines, market conditions, shipyard availability, shipyard location, availability of employees and repairmen, and customer requirements, and accordingly, the length of time that a vessel may be out of service may be longer than anticipated, which could adversely affect the Company’s business, financial condition, results of operations and cash flow. The timing and expense required for repairs could be exacerbated by compliance with the U.S. Department of Transportation Maritime Administration and Jones Act requirements.

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

In addition, the Company relies on SSAT for its stevedoring services at the ports of Long Beach and Oakland, California and Tacoma, Washington on the U.S. West Coast. The Company could be adversely affected by any changes in the services provided or to the costs of such services provided by SSAT. Furthermore, the Company’s results of operations have been and may continue to be impacted by lower share of income from SSAT, including as a result of declines in lift volume due to reduced carrier volume into U.S. West Coast ports or increases in SSAT’s operating costs.

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

The Company has completed the first phase of renovating and modernizing its Sand Island terminal in Honolulu Harbor. However, significant upgrades remain, including the long-term expansion program at the Sand Island terminal and projects to improve resiliency to risks from events such as severe weather and natural disasters. While reconstruction of the Port of Alaska has begun, significant upgrades are needed to improve operational safety and efficiency, accommodate modern shipping operations, and improve resiliency, including to risks due to severe weather events and natural disasters. For example, the aging cranes and dock facilities of the port are increasingly exposed to the risk of failure due to corrosion, deterioration, and the loss of load-bearing capacity particularly in the event of extreme seismic events or other natural disasters. The Company has purchased three used utility-powered cranes for the new terminal to replace the aging cranes. Regulatory, construction or other delays or cost overruns related to the expansion and modernization of the terminals as well as delays or cost overruns related to the refurbishing, delivery and commissioning of the cranes, could have an adverse impact on the Company’s business plans, financial condition, results of operations and cash flow. In addition, the terminal modernization programs may not result in improved operational productivity or improved resiliency to severe weather events, extreme seismic events or other natural disasters or generate expected returns.

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

The Company’s growth strategy includes expansion through acquisitions, but there is no assurance that the Company will be successful in identifying, negotiating or consummating any future acquisitions. Even if suitable candidates are identified, such transactions may result in regulatory scrutiny, litigation or difficulties assimilating acquired assets or companies, and may result in the diversion of the Company’s capital and its management attention from other business issues and opportunities. The Company may not be able to integrate companies that it acquires successfully, including their personnel, financial systems, distribution, operations and general operating procedures. The Company may also encounter challenges in achieving appropriate internal control over financial reporting in connection with the integration of an acquired company. The Company may pay a premium for an acquisition, resulting in goodwill that may later be determined to be impaired.

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

The Company’s investments in and efforts to manage its human capital and maintain a desirable workplace culture, including to create a safe and healthy work environment, and foster a rewarding workplace for employee development and advancement, may not be successful in identifying, attracting, developing, motivating, retaining, competing for or replacing qualified personnel. These efforts and the Company’s reputation may also be impacted by any failure or perceived failure to meet or timely progress on publicly disclosed human capital-related goals and initiatives, or to compare favorably with the progress or goals of its industry or peers, and stakeholders may have differing views on these goals and initiatives.

Risks Related to Information Technology

If the Company is not able to use its information technology and communications systems effectively, the Company’s ability to conduct business might be negatively impacted.

The Company is highly dependent on the proper functioning of its information technology systems to enable operations and compete effectively. The Company regularly updates its information technology systems or implements new systems, which could cause substantial business interruption. There is no assurance that the systems upgrades or new systems will meet the Company’s current or future business needs, or that they will operate as designed. In addition, adoption of new and rapid changes in technology, such as the rise in artificial intelligence (“AI”) applications, may impact the transportation and logistics industry. If Matson does not appropriately adapt its operations to these new technologies as quickly or effectively as its competitors, the Company’s business could be adversely affected.

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

The Company relies extensively on its information technology systems and third-party service providers in many aspects of its business, including cloud services for accounting, billing, disbursement, cargo booking and tracking, vessel scheduling and stowage, equipment tracking, customer service, banking, payroll and employee communication systems. The Company also collects, stores and transmits sensitive data, including its proprietary business information and that of its customers, and personally identifiable information of its customers and employees. The Company’s practices, policies and other efforts, including as described in Part I, Item 1C of this Annual Report, may not be sufficient to prevent, detect or remediate all cybersecurity risks or other disruptions, and the Company and its service providers have in the past experienced and may in the future experience cybersecurity incidents, disruptions, threats and vulnerabilities such as malware (including computer viruses and ransomware), software bugs, denial-of-service attacks, phishing, spoofing, deep fakes, identity-based attacks, code injection attacks, cyber terrorism, sabotage, circumvention of security systems (whether physical or virtual), malfeasance, breaches due to employee error, natural disasters, accidents, power disruptions or loss, telecommunications failure, unauthorized access or other catastrophic events or failures at the Company’s facilities, aboard its vessels or at third-party locations. In addition, as AI capabilities improve and are increasingly adopted, cybersecurity attacks perpetrated through the use of AI may proliferate, leading to an increase in the frequency, speed, scale and automation of such attacks.

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

Deterioration in the Company’s credit profile may have an adverse effect on the Company’s ability to access the private or public debt markets and also may increase its borrowing costs. If the Company’s credit profile deteriorates significantly, its access to the debt capital markets or its ability to renew its committed lines of credit may become restricted, or the Company may not be able to refinance debt at the same levels or on the same terms. Because the Company relies on its ability to draw on its revolving credit facility to support its operations when required, any volatility or disruption in the credit and financial markets or other development that prevents the Company from accessing funds (for example, a lender that does not fulfill its lending obligation) or renewing its revolving credit facility could have an adverse effect on the Company’s financial condition, results of operation and cash flow. Additionally, the Company’s credit agreements generally include an increase in borrowing rates if the Company’s credit profile deteriorates. Furthermore, the Company incurs interest under its revolving credit facility based on floating rates. Floating rate debt creates higher debt service requirements as market interest rates increase, as was the case in connection with the U.S. Federal Reserve’s interest rate increases in 2022 and 2023, and high interest rates can adversely affect the Company’s cash flow and results of operations. Disruptions to the credit markets as a result of macroeconomic, geopolitical, or financial market developments could increase the Company’s cost of capital and limit the Company’s access to capital.

Failure to comply with certain restrictive financial covenants contained in the Company’s credit facilities could preclude the payment of dividends, impose restrictions on the Company’s business segments, capital resources or other activities or otherwise adversely affect the Company.

The Company’s credit facilities contain certain restrictive financial covenants, the most restrictive of which include a maximum ratio of debt to earnings before interest, taxes, depreciation and amortization (“EBITDA”) and certain limitations on additional priority debt. If the Company does not maintain these and other required covenants, and a breach of such covenants is not cured timely or waived by the lenders, resulting in a default, the Company’s access to credit may be limited or terminated, dividends may be suspended, and the lenders could declare any outstanding amounts due and payable. The Company’s continued ability to borrow under its credit facilities is subject to compliance with these financial and other non-financial covenants.

The Company’s effective income tax rate may vary.

Various internal and external factors may have favorable or unfavorable material or immaterial effects on the Company’s effective income tax rate and, therefore, impact the Company’s net income and earnings per share. These factors include, but are not limited to changes in tax rates; changes in tax laws, regulations, and rulings; changes in interpretations of existing tax laws, regulations and rulings; changes in the evaluation of the Company’s ability to realize deferred tax assets, and changes in uncertain tax positions; changes in accounting principles; changes in current pre-tax income as well as changes in forecasted pre-tax income; changes in the level of CCF deductions, non-deductible expenses, and expenses eligible for tax credits; changes in the mix of earnings among countries with varying tax rates; changes to the allowable amounts of foreign-derived deduction eligible income; and changes in the Company’s corporate structure, including potential acquisitions. These factors may result in periodic revisions to the Company’s effective income tax rate, which could affect the Company’s financial condition, results of operations and cash flow.

Changes in the value of pension assets, or a change in pension law or key assumptions, may adversely affect the Company’s financial performance.

The amount of the Company’s employee pension and post-retirement benefit costs and obligations is calculated on assumptions used in the relevant actuarial calculations. Adverse changes in any of these assumptions due to economic or other factors, changes in discount rates, higher health care costs, or lower actual or expected returns on plan assets, may adversely affect the Company’s financial condition, results of operations and cash flow. In addition, a change in federal law, including changes to the Employee Retirement Income Security Act or Pension Benefit Guaranty Corporation premiums, may adversely affect the Company’s single-employer and multi-employer pension plans and plan funding. These factors, as well as a decline in the fair value of pension plan assets, may put upward pressure on the cost of providing pension and medical benefits and may increase future pension expense and required funding contributions. There can be no assurance that the Company will be successful in limiting future cost and expense increases, and continued upward pressure in costs and expenses could further reduce the profitability of the Company’s businesses.

The Company may have exposure under its multi-employer pension and post-retirement plans in which it participates that extends beyond its funding obligation with respect to the Company’s employees.

The Company contributes to various multi-employer pension plans. In the event of a partial or complete withdrawal by the Company from any plan that is underfunded, the Company would be liable for a proportionate share of such plan’s unfunded vested benefits (see Note 11 to the Consolidated Financial Statements in Item 8 of Part II of this Annual Report). Based on the limited information available from plan administrators, which the Company cannot independently validate, the Company believes that its portion of the contingent liability in the case of a full withdrawal or termination may be material to its financial condition, results of operations and cash flow. If any other contributing employer withdraws from any plan that is underfunded, and such employer (or any member of its controlled group) cannot satisfy its obligations under the plan at the time of withdrawal, then the Company, along with the other remaining contributing employers, would be liable for its proportionate share of such plan’s unfunded vested benefits. In addition, if any of the multi-employer plans to which the Company contributes fails to satisfy the minimum funding requirements, the Internal Revenue Service will impose certain penalties and taxes on the Company and other contributing employers.

Risks Related to Legal, Regulatory and Compliance Matters

As an ocean transportation and logistics services company, the Company is subject to numerous safety, environmental, and other laws and regulations that impact the Company’s operations, are costly to comply with and expose the Company to liability.

The Company, including its vessels and terminals, is subject to numerous federal, state and local laws and regulations, including those related to safety, cabotage, equipment standards and government rates. In addition, the Company is subject to environmental laws and regulations, including those relating to air quality initiatives at port locations; air emissions; use of shore power at California ports; wastewater discharges; management of storm water; the storage, transportation, handling, emission and disposal of solid and hazardous materials, oil and oil related products, hazardous substances and wastes; the investigation and remediation of contamination and liability for damages to the environment; health, safety and the protection of the environment and natural resources; and climate change, including any regulations, mandates or restrictions related to GHG emissions, such as a potential carbon tax, and energy use. Any changes in applicable laws and regulations, including their enforcement, interpretation or implementation that result in more stringent requirements than currently anticipated, as well as any new laws and regulations that are adopted could impose significant additional costs and limitations on the Company’s ability to operate. Mitigation strategies or contingency plans to remain in compliance with applicable laws and regulations may be unsuccessful, result in additional costs or experience delays. Such costs may not be recoverable through increased payments from customers. For a discussion of specific laws and regulations, see Part I, Item 1 of this Annual Report.

Federal, state and local laws and regulations require us to obtain certificates of financial responsibility and to adopt procedures for oil and hazardous substance spill prevention, response and clean up, among other requirements impacting the Company’s business. In complying with applicable laws and regulations, the Company has incurred expenses and may incur material future costs and expenses related to vessel and equipment modifications, new equipment, higher-priced fuel, changes in operating practices and procedures, tracking emissions, changing routes, adopting or modifying energy sources and undergoing additional oversight inspections, all of which could adversely affect the Company’s financial condition, results of operations and cash flow. For example, Matson’s vessels operate within emissions control areas, and the Company’s U.S. flagged vessels generally must be maintained “in class” and are subject to periodic inspections by the American Bureau of Shipping or similar classification societies. They also must be periodically inspected by, or on behalf of, the United States Coast Guard. The Company’s vessels’ operating certificates and licenses are renewed periodically during the required annual surveys of the vessels, but there is no assurance that the Company’s programs and policies will be sufficient to have such certificates and licenses renewed. The EPA also requires vessels to obtain coverage under a general permit and to comply with inspection, monitoring, discharge, recordkeeping and reporting requirements.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 1C. CYBERSECURITY

Risk management and strategy: Matson’s information security, internal audit, business continuity and risk management teams help to identify and assess cyber and information security threats and vulnerabilities, and establish the appropriate business systems, preventive controls and risk mitigation strategies. The main objectives of Matson’s approach to cyber and information security are to protect confidential information while maintaining data integrity and availability; support legal and regulatory compliance; and prevent disruptions to business operations. The Company regularly enhances its systems, controls and strategies in an effort to guard against security breaches and unauthorized access to Matson systems or data and develops policies to guide the appropriate handling and protection of sensitive information by Matson. This includes managing third-party supply chain risks with its key vendors and business partners. It also maintains incident response and remediation plans which provide that cybersecurity incidents be communicated to the Company’s senior leaders who are responsible for assessing the risks associated with a cybersecurity incident and initiating the Company’s incident response plan. The Company’s incident response and remediation plans are further supported by ongoing security monitoring services as well as a dedicated management team focused on business continuity to help support operations and mitigate disruptions should a breach, unauthorized access or other disruption event occur. In addition, the Company has implemented a zero trust network access framework that includes key security controls designed to help protect Matson employees and contractors with access to Matson systems against phishing and brute force password attacks.

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

Training, education and awareness-building are mechanisms Matson uses to help embed a strong culture of cyber and information security within its workplace. The Company’s long-term aim is to have a workforce with high-functioning knowledge of cybersecurity. In furtherance of this aim, the Company conducts training annually for employees that addresses cyber and information security, and holds additional training typically at least three times per year for specific topics such as data and email security. Furthermore, Matson requires enhanced training for employees with access to particularly sensitive information or critical systems. The Company also has specific escalation processes and resources in place for employees to raise a concern should they notice anything suspicious.

The design of Matson’s information technology systems is informed in part by the following third-party frameworks or standards:

●ISO 27001
●NIST Cybersecurity Framework
●NIST 800-171
●Cybersecurity Maturity Model Certification (“CMMC”) 2.0
●NIST 800-82
●DFARS 252.204-7012
●IMO MSC-FAL.1/Circ.3/Rev.3
●United States Coast Guard – Final Rule: Cybersecurity in the Marine Transportation System (“MTS”)
●BIMCO’s Guidelines for Cyber Security Onboard Ships
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

The Board administers its oversight role in part through its committees. The Audit Committee is responsible for overseeing and reviewing cyber and information security risks, policies and programs and reviews the Company’s risk assessment, risk management and compliance policies twice a year. Senior leaders, including Matson’s Chief Information Officer, review the Company’s cybersecurity program with the Board at least annually, and the Chief Information Officer meets with the Audit Committee at least twice per year. Matson’s information security efforts are led by its Chief Information Officer, who has over 25 years of experience in enterprise software development, infrastructure and management, and its Chief Information Security Officer, who is a Certified Information Systems Security Professional, Certified Information Systems Auditor, and is AWS Certified. The Chief Information Officer and the Chief Information Security Officer provide regular briefings to the Chief Executive Officer, the Chief Financial Officer, the Board, and the Audit Committee. In addition, the Corporate Compliance Committee, comprised of business unit leaders, helps oversee cybersecurity initiatives and reports twice per year to the Audit Committee. These processes are part of the risk management processes described in the risk management and strategy section above.

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

ITEM 2. PROPERTIES

Matson leases terminal facilities including berth, yard, office, storage spaces and off-dock container yards. Material facilities used by the Company’s Ocean Transportation segment include the following:

Terminal Location	Description of Facility	Acreage
Honolulu, Hawaii	Terminal facility	105
Anchorage, Alaska	Terminal facility	38
Dutch Harbor, Alaska	Terminal facility	24
Tacoma, Washington	Terminal facility	15
Kodiak, Alaska	Terminal facility	6
Polaris Point, Guam	Terminal storage	30
Carson, California	Off-dock container yard	60

The Company’s other primary terminal facilities located at the ports of Oakland and Long Beach, California, and Tacoma, Washington are leased by SSAT.

Other material facilities used by the Company’s Logistics segment include the following:

Other Material Facilities	Description of Facility	Square Footage
Leased facilities:
Pooler, Georgia	Warehouse	710,844
Oakland, California	Warehouse	406,463
Pooler, Georgia	Warehouse	324,832
Oakland, California	Warehouse	132,000
Auburn, Washington	Office / Cross-dock	51,250
Auburn, Washington	Office / Cross-dock	13,200
Owned facilities:
Anchorage, Alaska	Office / Cross-dock	54,000
Fairbanks, Alaska	Office / Cross-dock	25,350

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

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

General Information: Matson’s common stock is traded on the New York Stock Exchange under the stock ticker symbol “MATX”. As of February 13, 2026, there were 1,720 shareholders of record of Matson common stock.

Stockholder Return Performance Graph and Trading Information: The following information in this Item 5 shall not be deemed filed for purposes of Section 18 of the Securities Exchange Act of 1934, nor shall it be deemed incorporated by reference in any filing under the Securities Act of 1933.

The cumulative total return listed below assumed an initial investment of $100 and reinvestment of dividends at each fiscal end and measures the performance of this investment as of the last trading day in the month of December for each of the five years ended December 31, 2025. The graph is a historical representation of past performance only and is not necessarily indicative of future performance.

The graph above represents $100 invested on December 31, 2020 in the Company’s stock or the indicated index, including reinvestment of dividends.

Trading volume averaged 384,675 shares a day in 2025, compared with 271,862 shares a day in 2024 and 274,339 shares a day in 2023, as reported by the New York Stock Exchange.

Dividends: Dividends per share of common stock declared by the Company for each fiscal quarter during 2025, 2024 and 2023 were as follows:

Dividends Declared	2025	2024	2023
First Quarter	$0.34	$0.32	$0.31
Second Quarter	0.34	0.32	0.31
Third Quarter	0.36	0.34	0.32
Fourth Quarter	0.36	0.34	0.32
Total	$1.40	$1.32	$1.26

The Board declared a cash dividend of $0.36 per share for the first quarter 2026, payable on March 5, 2026 to shareholders of record on February 5, 2026. Although Matson expects to continue paying quarterly cash dividends on its common stock, the declaration and payment of dividends are subject to the discretion of the Board and depends upon Matson’s financial condition, results of operations, cash flow requirements and other factors deemed relevant by the Board.

Repurchase of Shares: The following is a summary of common stock repurchased by the Company during the three months ended December 31, 2025:

			Total Number of	Maximum Number
			Shares Purchased	of Shares that May
	Total Number of		as Part of Publicly	Yet Be Purchased
	Shares	Average Price	Announced Plans or	Under the Plans or
Period	Purchased	Paid Per Share	Programs (1) (2)	Programs
October 1 – 31, 2025	337,401	$95.55	337,401	1,518,555
November 1 – 30, 2025	187,920	106.30	187,920	1,330,635
December 1 – 31, 2025	207,500	120.65	207,500	1,123,135
Total	732,821	$105.41	732,821
(1)	On June 24, 2021, Matson’s Board approved a share repurchase program of up to 3.0 million shares of common stock, with subsequent approvals for the addition of 3.0 million shares on each of January 27, 2022, August 23, 2022 and April 27, 2023 and February 27, 2025, for an aggregate total authorization of 15.0 million shares of common stock. The share repurchase program expires on December 31, 2027. Shares will be repurchased in the open market from time to time, and may be made pursuant to a trading plan in accordance with Rule 10b5-1 of the Security Exchange Act of 1934.
(2)	Amounts exclude shares withheld for employee taxes upon vesting of stock-based awards.

ITEM 6. REMOVED AND RESERVED

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS AND RISK FACTORS

The Company, from time to time, may make or may have made certain forward-looking statements, whether orally or in writing, such as, among others, forecasts or projections of the Company’s future performance or statements of management’s plans and objectives. These statements are considered “forward-looking” statements as that term is defined in the Private Securities Litigation Reform Act of 1995. Such forward-looking statements may be contained in, among other things, SEC filings such as Forms 10-K, 10-Q and 8-K, the Company’s Annual Report to Shareholders, the Company’s Sustainability Report, press releases made by the Company, the Company’s Internet websites (including websites of its subsidiaries), and oral statements made by officers of the Company. Except for historical information contained in these written or oral communications, all other statements are forward-looking statements. These include, for example, all references to 2026 or future years, including such references included under “Fourth Quarter 2025 Discussion and Outlook for 2026,” as well as statements generally identified through the inclusion of words such as “anticipate,” “believe,” “can,” “commit,” “estimate,” “expect,” “focus,” “goal,” “hope,” “intend,” “may,” “plan,” “seek,” “should,” “target,” and “will,” or similar statements or variations of such terms and other similar expressions. New risks or uncertainties may emerge from time to time, risks that the Company currently does not consider to be material could become material, and it is not possible for the Company to predict all such risks, nor can it assess the impact of all such risks on the Company’s business or the extent to which any factor, or combination of factors, may cause actual results or outcomes, or the timing of results or outcomes, to differ materially from those contained in any forward-looking statements. Accordingly, forward-looking statements cannot be relied upon as a guarantee of future results or outcomes and involve a number of risks and uncertainties that could cause actual results or outcomes to differ materially from those projected in the statements, including but not limited to the factors that are described in Part I, Item 1A under the caption “Risk Factors” of this Annual Report on Form 10-K, which section is incorporated herein by reference, and elsewhere in this report. Except as required by law, the Company undertakes no obligation to revise or update publicly forward-looking statements or any factors that may affect actual results, whether as a result of new information, future events, circumstances occurring after the date of this report, or otherwise.

OVERVIEW

Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is designed to provide a discussion of the Company’s financial condition, results of operations, liquidity and certain other factors that may affect its future results from the perspective of management. The discussion that follows is intended to provide information that assists in understanding the changes in the Company’s Consolidated Financial Statements from year to year, the primary factors that accounted for those changes, and how certain accounting principles, policies and estimates affected the Company’s Consolidated Financial Statements. The MD&A is provided as a supplement to the Consolidated Financial Statements and the accompanying notes to the Consolidated Financial Statements in Item 8 of Part II below, and should be read in conjunction with the entirety of the Company’s Annual Report on Form 10-K and other reports on Forms 10-Q and 8-K, and other publicly available information. Discussion and analysis of the financial condition and results of operations of Matson for the year ended December 31, 2024 compared with the year ended December 31, 2023 can be found in Part II, Item 7 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2024, filed with the SEC on February 28, 2025.

The MD&A is presented in the following sections:

◾	Historical Financial Information
◾	Fourth Quarter 2025 Discussion and Outlook for 2026
◾	Consolidated Results of Operations
◾	Analysis of Operating Revenue and Income by Segment
◾	Liquidity and Capital Resources
◾	Commitments, Contingencies and Off-Balance Sheet Arrangements
◾	Critical Accounting Estimates
◾	Other Matters

HISTORICAL FINANCIAL INFORMATION

The comparative selected financial information of the Company is presented for each of the past five years ended December 31, 2025. The information should be read in conjunction with Item 8, “Financial Statements and Supplementary Data.” All fiscal years include 52 weeks, except for the year ended December 31, 2021 which includes 53 weeks (a description of the Company’s fiscal year is included in Note 2 to the Consolidated Financial Statements in Item 8 of Part II below):

(In millions, except per share amounts)	2025	2024	2023	2022	2021
Operating Revenue:
Ocean Transportation	$2,735.5	$2,809.7	$2,477.0	$3,544.6	$3,132.8
Logistics	609.0	612.1	617.6	798.4	792.5
Total Operating Revenue	$3,344.5	$3,421.8	$3,094.6	$4,343.0	$3,925.3

Operating and Net Income:
Ocean Transportation (1)	$455.6	$500.9	$294.8	$1,281.2	$1,137.7
Logistics	44.2	50.4	48.0	72.4	49.8
Total Operating Income	499.8	551.3	342.8	1,353.6	1,187.5
Interest income	31.7	48.3	36.0	8.2	—
Interest expense	(6.8)	(7.5)	(12.2)	(18.0)	(22.6)
Other income (expense), net	9.1	7.3	6.4	8.5	6.4
Income before Taxes	533.8	599.4	373.0	1,352.3	1,171.3
Income taxes	(89.0)	(123.0)	(75.9)	(288.4)	(243.9)
Net Income	$444.8	$476.4	$297.1	$1,063.9	$927.4

Capital Expenditures (2):
Ocean Transportation	$386.1	$298.9	$240.2	$190.9	$322.4
Logistics	7.3	11.2	8.2	18.4	2.9
Total Capital Expenditures	$393.4	$310.1	$248.4	$209.3	$325.3

Depreciation and Amortization:
Ocean Transportation	$154.0	$141.1	$130.6	$131.1	$124.8
Logistics	12.9	12.0	11.6	8.1	7.3
	166.9	153.1	142.2	139.2	132.1
Deferred Dry-docking Amortization — Ocean Transportation	28.9	27.2	25.3	24.9	24.3
Total Depreciation and Amortization	$195.8	$180.3	$167.5	$164.1	$156.4

Earnings Per Share in Net Income:
Basic	$13.99	$14.14	$8.42	$27.28	$21.67
Diluted	$13.81	$13.93	$8.32	$27.07	$21.47

Cash dividends per share declared	$1.40	$1.32	$1.26	$1.22	$1.06

As of December 31:
Cash and cash equivalents	$141.9	$266.8	$134.0	$249.8	$282.4
Capital Construction Fund (“CCF”) (3)	$532.7	$642.6	$599.4	$518.2	$—
Total Debt (before deferred loan fees deduction) (4)	$361.2	$400.9	$440.6	$517.5	$629.0
Total Shareholders’ equity	$2,759.0	$2,652.0	$2,400.7	$2,296.9	$1,667.4
Shares outstanding	30.4	33.0	34.4	36.3	41.0
(1)	The Ocean Transportation segment includes $32.5 million, $(1.0) million, $2.2 million, $83.1 million and $56.3 million of equity in income/(loss) from the Company’s investment in SSAT for 2025, 2024, 2023, 2022 and 2021, respectively.
(2)	Capital expenditures represent amounts included in cash flows from investing activities in the Company’s Consolidated Statements of Cash Flows for the years presented.
(3)	The Company’s Capital Construction Fund is described in Note 7 to the Consolidated Financial Statements in Item 8 of Part II.
(4)	The Company’s debt is described in Note 8 to the Consolidated Financial Statements in Item 8 of Part II.

FOURTH QUARTER 2025 DISCUSSION AND OUTLOOK FOR 2026

Ocean Transportation: The Company’s container volume in the Hawaii service in the fourth quarter 2025 was 0.6 percent higher year-over-year primarily due to higher general demand. Hawaii’s economy remains sluggish as softer tourism and ongoing inflationary pressures, including elevated interest rates, more than offset strength in construction activity. The Company expects volume in full year 2026 to be comparable to the level achieved in 2025, reflecting similar economic conditions and stable market share.

In China, the Company’s container volume in the fourth quarter 2025 decreased 7.2 percent year-over-year. The Company saw higher than expected freight rates and volume driven by strong e-commerce and e-goods demand. The Company benefited from strong freight demand in its key customer segments as well as a more stable trading environment in the Transpacific tradelane as a result of the U.S.-China trade and economic deal announced on October 30, 2025, which reduced uncertainty regarding tariffs, port entry fees, global trade and other geopolitical factors. In the first quarter 2026, the Company expects lower volume compared to the prior year period. The Company expects volume in full year 2026 to be modestly higher than the level achieved in 2025 based on our expectations of continued solid U.S. consumer demand and a stable trading environment in the Transpacific tradelane.

In Guam, the Company’s container volume in the fourth quarter 2025 increased 4.4 percent year-over-year primarily due to higher general demand. In the near term, the Company expects Guam’s economy to moderate reflecting a challenging tourism environment. For full year 2026, the Company expects volume to be comparable to the level achieved last year.

In Alaska, the Company’s container volume for the fourth quarter 2025 decreased 3.3 percent year-over-year. The decrease was primarily due to one less northbound sailing compared to the year ago period, partially offset by higher export seafood volume on AAX. In the near term, the Company expects continued economic growth in Alaska supported by a low unemployment rate, jobs growth and continued oil and gas exploration and production activity. For full year 2026, the Company expects volume to be comparable to the level achieved last year.

The contribution in the fourth quarter 2025 from the Company’s SSAT joint venture investment was $9.3 million, or $18.8 million higher than fourth quarter 2024. The increase was primarily due to an impairment charge related to the write-down of a terminal operating lease asset at SSAT which impacted fourth quarter 2024 operating income, net income and diluted earnings per share by $18.4 million, $14.0 million and $0.42 per share, respectively. For full year 2026, the Company expects the contribution from SSAT to be comparable to the $32.5 million achieved in full year 2025.

Based on the outlook trends noted above, the Company expects Ocean Transportation operating income for the first quarter 2026 to be approximately $50 million. For full year 2026, the Company expects Ocean Transportation operating income to approach the level achieved in full year 2025. For 2026 compared to 2025, the Company also expects to see a more normal operating income seasonality pattern with second and third quarters being the strongest relative to the first and fourth quarters.

Logistics: In the fourth quarter 2025, operating income for the Company’s Logistics segment was $7.7 million, or $2.4 million lower compared to the level achieved in the fourth quarter 2024. The decrease was primarily due to a lower contribution from supply chain management. For the first quarter 2026, the Company expects Logistics operating income to be modestly lower than the $8.5 million achieved in the first quarter 2025. For full year 2026, the Company expects Logistics operating income to approach the $44.2 million achieved in full year 2025.

Consolidated Operating Income: For the first quarter 2026, the Company expects consolidated operating income to be lower than the $82.1 million achieved in the first quarter 2025. For full year 2026, the Company expects consolidated operating income to approach the level achieved in full year 2025 based on our expectations of continued solid U.S. consumer demand and a stable trading environment.

Depreciation and Amortization: For full year 2026, the Company expects depreciation and amortization expense to be approximately $210 million, inclusive of dry-docking amortization of approximately $35 million.

Interest Income: The Company expects interest income for the full year 2026 to be approximately $15 million.

Interest Expense: The Company expects interest expense for the full year 2026 to be approximately $6 million.

Other Income (Expense): The Company expects full year 2026 other income (expense) to be approximately $7 million in income, which is attributable to the amortization of certain components of net periodic benefit costs or gains related to the Company’s pension and post-retirement plans.

Income Taxes: In the fourth quarter 2025, the Company’s effective tax rate was 5.2 percent and benefited from a one-time tax adjustment of $18.5 million, or $0.59 per share, related to the Company’s deferred tax assets and liabilities. For the full year 2025, the Company’s effective tax rate was 16.7 percent. For the full year 2026, the Company expects its effective tax rate to be approximately 21.0 percent.

Capital and Vessel Dry-docking Expenditures: For the full year 2025, the Company made capital expenditure payments excluding new vessel construction expenditures of $149.1 million, new vessel construction expenditures (including capitalized interest and owner’s items) of $244.3 million, and dry-docking payments of $49.4 million. For the full year 2026, the Company expects to make other capital expenditure payments, including maintenance capital expenditures, of approximately $150 to $170 million, new vessel construction expenditures (including capitalized interest and owner’s items) of approximately $425 million, and dry-docking payments of approximately $45 million.

CONSOLIDATED RESULTS OF OPERATIONS

The following analysis of the financial results of operations of Matson for the years ended December 31, 2025 and 2024 should be read in conjunction with the Consolidated Financial Statements in Item 8 of Part II below.

Consolidated Results: 2025 compared with 2024:

	Years Ended December 31,
(Dollars in millions, except per share amounts)	2025	2024	Change
Operating revenue	$3,344.5	$3,421.8	$(77.3)	(2.3)%
Operating costs and expenses	(2,844.7)	(2,870.5)	25.8	(0.9)%
Operating income	499.8	551.3	(51.5)	(9.3)%
Interest income	31.7	48.3	(16.6)	(34.4)%
Interest expense	(6.8)	(7.5)	0.7	(9.3)%
Other income (expense), net	9.1	7.3	1.8	24.7%
Income before taxes	533.8	599.4	(65.6)	(10.9)%
Income taxes	(89.0)	(123.0)	34.0	(27.6)%
Net income	$444.8	$476.4	$(31.6)	(6.6)%
Basic earnings per share	$13.99	$14.14	$(0.15)	(1.1)%
Diluted earnings per share	$13.81	$13.93	$(0.12)	(0.9)%

Fiscal Year: Fiscal years ended December 31, 2025 and 2024 include 52 weeks.

Consolidated Operating Revenue for the year ended December 31, 2025 decreased $77.3 million, or 2.3 percent, compared to the prior year. The decrease was due to a decrease in Ocean Transportation revenue of $74.2 million and a decrease in Logistics revenue of $3.1 million.

Operating Costs and Expenses for the year ended December 31, 2025 decreased $25.8 million, or 0.9 percent, compared to the prior year. The decrease was due to a decrease in Ocean Transportation operating costs and expenses of $28.9 million which was partially offset by an increase in Logistics operating costs and expenses of $3.1 million.

Operating Income for the year ended December 31, 2025 decreased $51.5 million, or 9.3 percent, compared to the prior year. The decrease was due to a decrease in Ocean Transportation operating income of $45.3 million and a decrease in Logistics operating income of $6.2 million.

The reasons for changes in operating revenue, operating costs and expenses, and operating income are described below, by business segment, in “Analysis of Operating Revenue and Income by Segment.”

Interest Income was $31.7 million for the year ended December 31, 2025, compared to $48.3 million in the prior year. The interest income for the year ended December 31, 2024 included interest of $10.2 million earned on a federal income tax refund. Excluding that amount, the decrease in interest income was due to a decreased amount of cash and cash equivalent accounts, and cash on deposit and investments within the CCF that were invested in interest bearing accounts during the year ended December 31, 2025, compared to the prior year.

Interest Expense was $6.8 million for the year ended December 31, 2025, compared to $7.5 million in the prior year. The decrease in interest expense was due to lower outstanding debt, offset by capitalized interest related to the construction of new vessels during the year ended December 31, 2025, compared to the prior year.

Other Income (Expense), net was $9.1 million for the year ended December 31, 2025, compared to $7.3 million in the prior year, and relates to the amortization of certain components of net periodic benefit costs or gains related to the Company’s pension and post-retirement plans. The increase in other income (expense) was due to an increase in the amortization of favorable adjustments reflected in the Company’s pension and post-retirement plan liabilities.

Income Taxes for the year ended December 31, 2025 were $89.0 million, or 16.7 percent of income before income taxes, compared to $123.0 million, or 20.5 percent of income before income taxes in the prior year. The effective tax rate for the year ended December 31, 2025 benefited from a one-time adjustment of $18.5 million or 3.5 percent related to the Company’s deferred tax assets and liabilities. Excluding this adjustment, the effective tax rate for the year ended December 31, 2025 would have been 20.1 percent.

Net Income during the year ended December 31, 2025 decreased $31.6 million, or 6.6 percent, to $444.8 million, compared to the prior year.

ANALYSIS OF OPERATING REVENUE AND INCOME BY SEGMENT

The following analysis of operating revenue and income by segment for the years ended December 31, 2025 and 2024 should be read in conjunction with the Company’s reportable segments information included in Note 3 to the Consolidated Financial Statements in Item 8 of Part II.

Ocean Transportation: 2025 compared with 2024:

	Years Ended December 31,
(Dollars in millions)	2025	2024	Change
Ocean Transportation revenue	$2,735.5	$2,809.7	$(74.2)	(2.6)%
Operating costs and expenses	(2,279.9)	(2,308.8)	28.9	(1.3)%
Operating income	$455.6	$500.9	$(45.3)	(9.0)%
Operating income margin	16.7%	17.8%

Volume (Forty-foot equivalent units (FEU)) (1)
Hawaii containers	143,000	140,700	2,300	1.6%
Alaska containers	81,900	80,500	1,400	1.7%
China containers (2)	130,400	144,100	(13,700)	(9.5)%
Guam containers	18,000	18,800	(800)	(4.3)%
Other containers (3)	17,200	17,000	200	1.2%
(1)	Approximate volume included for the period are based on the voyage departure date, but revenue and operating income are adjusted to reflect the percentage of revenue and operating income earned during the reporting period for voyages in transit at the end of each reporting period.
(2)	Includes containers from China and other Asia origins.
(3)	Includes containers from services in various islands in Micronesia and the South Pacific, and Okinawa, Japan.

Ocean Transportation revenue decreased $74.2 million, or 2.6 percent, during the year ended December 31, 2025, compared with the year ended December 31, 2024. The decrease was primarily due to lower volume in China.

On a year-over-year FEU basis, Hawaii container volume increased 1.6 percent primarily due to higher general demand and the dry-docking of a competitor’s vessel in the first half of 2025; Alaska volume increased 1.7 percent primarily due to higher export seafood volume on AAX, partially offset by one less northbound sailing; China volume decreased 9.5 percent primarily due to the difficult trading environment in the Transpacific in the last three quarters of 2025 marked by continued uncertainty and volatility arising from tariffs and global trade; Guam volume decreased 4.3 percent primarily due to lower general demand; and Other containers volume increased 1.2 percent.

Ocean Transportation operating income decreased $45.3 million, or 9.0 percent, during the year ended December 31, 2025, compared with the year ended December 31, 2024. The decrease was primarily due to a lower contribution from China, partially offset by a higher contribution from SSAT.

The Company’s SSAT terminal joint venture investment contributed $32.5 million during the year ended December 31, 2025, compared to a loss of $1.0 million during the year ended December 31, 2024. The increase was primarily due to an impairment charge related to the write-down of a terminal operating lease asset at SSAT in the year ago period which impacted operating income by $18.4 million and higher lift volume.

Logistics: 2025 compared with 2024:

	Years Ended December 31,
(Dollars in millions)	2025	2024	Change
Logistics revenue	$609.0	$612.1	$(3.1)	(0.5)%
Operating costs and expenses	(564.8)	(561.7)	(3.1)	0.6%
Operating income	$44.2	$50.4	$(6.2)	(12.3)%
Operating income margin	7.3%	8.2%

Logistics revenue decreased $3.1 million, or 0.5 percent, during the year ended December 31, 2025, compared with the year ended December 31, 2024. The decrease was primarily due to lower revenue in transportation brokerage and supply chain management, partially offset by higher revenue in freight forwarding.

Logistics operating income decreased $6.2 million, or 12.3 percent, during the year ended December 31, 2025, compared with the year ended December 31, 2024. The decrease was primarily due to lower contributions from freight forwarding and transportation brokerage.

LIQUIDITY AND CAPITAL RESOURCES

The Company’s primary sources of liquidity are its cash flows generated from operating activities and its debt. Sources of liquidity available to the Company as of December 31, 2025 compared to December 31, 2024, were as follows:

Cash and Cash Equivalents, Restricted Cash and Accounts Receivable: Cash and cash equivalents, restricted cash and accounts receivable, net as of December 31, 2025 and 2024 were as follows:

	As of December 31,
(In millions)	2025	2024	Change
Cash and cash equivalents	$141.9	$266.8	$(124.9)
Accounts receivable, net (1)	$256.8	$268.9	$(12.1)
CCF - cash and cash equivalents, and investments account	$532.7	$642.6	$(109.9)
(1)	Eligible accounts receivable of $82.3 million and $178.1 million at December 31, 2025 and 2024, respectively, were assigned to the CCF. For additional information on the CCF, see Note 7 to the Consolidated Financial Statements.

Changes in the Company’s cash and cash equivalents and restricted cash for the years ended December 31, 2025, 2024 and 2023 were as follows:

	As of December 31,
				Change
(In millions)	2025	2024	2023	2025-2024	2024-2023
Net cash provided by operating activities (1)	$547.1	$767.8	$510.5	$(220.7)	$257.3
Net cash used in investing activities (2)	(265.6)	(336.1)	(338.2)	70.5	2.1
Net cash used in financing activities (3)	(406.4)	(301.2)	(289.7)	(105.2)	(11.5)
Net (decrease) increase in cash, cash equivalents and restricted cash	(124.9)	130.5	(117.4)	(255.4)	247.9
Cash and cash equivalents, and restricted cash, beginning of the period	266.8	136.3	253.7	130.5	(117.4)
Cash and cash equivalents, and restricted cash, end of the period	$141.9	$266.8	$136.3	$(124.9)	$130.5

(1)	Changes in Net Cash Provided by Operating Activities: Changes in net cash provided by operating activities for the years ended December 31, 2025, 2024 and 2023 were as follows:

	Change
(In millions)	2025-2024	2024-2023
Net income	$(31.6)	$179.3
Non-cash depreciation and amortization	13.8	10.9
Deferred income taxes, net	(12.7)	1.3
Other non-cash related changes, net	(2.6)	(10.0)
Income and distribution from SSAT, net	(26.5)	17.2
Accounts receivable, net	2.5	20.7
Prepaid expenses and other assets	(119.7)	61.3
Accounts payable, accruals and other liabilities	(28.2)	(16.5)
Operating lease assets and liabilities, net	11.4	5.3
Non-cash amortization of operating lease right-of-use assets	(0.6)	(8.3)
Deferred dry-docking payments	(19.2)	(6.1)
Non-cash deferred dry-docking amortization	1.7	1.9
Other long-term liabilities	(9.0)	0.3
Total	$(220.7)	$257.3

Income from SSAT was $32.5 million for the year ended December 31, 2025, compared to a loss from SSAT of $1.0 million in the prior year, which included the Company’s portion of an impairment charge of $18.4 million related to the write-down of a terminal operating lease asset. Excluding this impairment charge, the increase in income from SSAT was due to higher operating profits generated by SSAT during the year ended December 31, 2025 due to increased lift volume. No impairment charge was recorded by SSAT during the year ended December 31, 2025. Cash dividends received from SSAT was $21.0 million for the year ended December 31, 2025, compared to $14.0 million in the prior year. Cash distributions from SSAT are dependent on the level of cash available for distribution after consideration of SSAT’s operational and capital needs. Changes in accounts receivable were primarily due to the timing of collections associated with those receivables. Changes in prepaid expenses and other assets were primarily due to a decrease in prepaid income tax receivables at December 31, 2024 due to a refund of $118.6 million related to the Company’s 2021 federal tax return that was received during the year ended December 31, 2024. Changes in accounts payable, accruals and other liabilities were primarily due to the timing of payments associated with those liabilities. Changes in operating lease assets and liabilities, net, were primarily due to new operating leases entered into during the year ended December 31, 2025, offset by lease payments and operating leases that expired during the same year. Deferred dry-docking payments were $49.4 million for the year ended December 31, 2025, compared to $30.2 million in the prior year. The increase in deferred dry-docking payments was due to an increase in vessel drydock related activities during the year ended December 31, 2025. Changes in other long-term liabilities primarily related to payments of pension and post-retirement liabilities, and multi-employer liabilities.

(2)	Changes in Net Cash Used in Investing Activities: Changes in net cash used in investing activities for the years ended December 31, 2025, 2024 and 2023 were as follows:

	Change
(In millions)	2025-2024	2024-2023
Cash deposits and interest into the CCF	$2.1	$7.8
Withdrawals from CCF	147.7	39.7
Vessel construction expenditures	(148.7)	(42.7)
Capital expenditures (excluding vessel construction expenditures)	65.4	(19.0)
Proceeds from disposal of property and equipment, net, and other	3.2	4.7
Payments for asset acquisitions	0.8	11.6
Total	$70.5	$2.1

During the year ended December 31, 2025, cash deposits into the CCF included $100.7 million from the repurchase of assigned accounts receivables and $17.9 million of interest income, compared to $50.0 million of cash deposits, $53.8 million from the repurchase of assigned accounts receivable and $16.9 million of interest income in the prior year, respectively. During the year ended December 31, 2025, cash withdrawals from the CCF for the payment of vessel construction milestone payments were $237.3 million, compared to $89.6 million in the prior year. Capitalized vessel construction expenditures were $244.3 million for the year ended December 31, 2025, compared to $95.6 million in the prior year. The increase in capitalized vessel construction expenditures was due to the timing of milestone payments related to the Company’s fleet renewal program. Capital expenditures (excluding vessel construction expenditures) were

$149.1 million for the year ended December 31, 2025, compared to $214.5 million for the prior year. Capital expenditures for the year ended December 31, 2024 included costs associated with LNG installations and the reengining of an existing vessel, which were completed during that year. No comparable costs were incurred during the year ended December 31, 2025. Capital expenditures (excluding vessel construction expenditures) during the year ended December 31, 2025 included the purchase of containers, chassis and other terminal equipment to support the Company’s operating activities.

(3)	Changes in Net Cash Used in Financing Activities: Changes in net cash used in financing activities for the years ended December 31, 2025, 2024 and 2023 were as follows:

	Change
(In millions)	2025-2024	2024-2023
Repurchase of Matson common stock	$(104.2)	$(43.9)
Repayments of fixed interest debt	—	37.2
Shares withheld for taxes related to settlement of restricted stock units	1.2	(5.0)
Dividends paid	(0.1)	0.2
Payments of deferred loan fees	(2.1)	—
Total	$(105.2)	$(11.5)

The Company paid $303.3 million to repurchase common stock during the year ended December 31, 2025, compared to $199.1 million in the prior year. The Company did not issue any new fixed interest debt during the years ended December 31, 2025 and 2024. The Company paid $39.7 million of scheduled fixed interest debt principal payments in each of the years ended December 31, 2025 and 2024. The value of shares withheld by the Company for taxes related to the settlement of restricted stock units was $16.4 million for the year ended December 31, 2025, compared to $17.6 million in the prior year.

Capital Construction Fund: The Company utilizes its CCF to fund milestone payments for the construction of new vessels. The Company’s CCF is described in Note 7 to the Consolidated Financial Statements. Cash on deposit and investments in the CCF as of December 31, 2025 and 2024 were as follows:

	As of December 31,
(In millions)	2025	2024
Capital Construction Fund - Cash and cash equivalents, and investments account	$532.7	$642.6

Cash on deposit in the CCF is invested in a U.S. Treasury obligations fund with daily liquidity. The CCF decreased by $109.9 million during the year ended December 31, 2025 due to vessel milestone payments of $237.3 million paid during the year ended December 31, 2025, offset by $100.7 million of cash deposited into the CCF for the repurchase of assigned accounts receivable, and interest income and investment accretion earned in the CCF.

Debt: The Company utilizes a mix of fixed and variable debt for liquidity and to fund the Company’s operations. The Company’s debt is described in Note 8 to the Consolidated Financial Statements in Item 8 of Part II. Total debt as of December 31, 2025 and 2024 is as follows:

	As of December 31,
(In millions)	2025	2024	Change
Variable interest debt - Revolving credit facility	$—	$—	$—
Fixed interest debt - Title XI debt and private placement term loans	361.2	400.9	(39.7)
Total Debt (excluding deferred loan fees)	$361.2	$400.9	$(39.7)

Total debt decreased by $39.7 million during the year ended December 31, 2025 compared to the prior year. The decrease in fixed interest debt was due to the scheduled debt repayments made during the year ended December 31, 2025. As of December 31, 2025, the Company had $544.3 million of unused capacity under the revolving credit facility, with a maturity date of July 23, 2030.

Working Capital: The Company had a working capital deficit of $55.5 million at December 31, 2025, compared to a working capital surplus of $49.2 million at December 31, 2024. Working capital is primarily impacted by the amount of net cash provided by operating activities, the amount of capital expenditures, the amount and timing of collections associated with accounts receivable, prepaid expenses and other assets, and the amount and timing of payments associated with accounts payable, accruals, income taxes, debt and other liabilities. The decrease in the Company’s working capital during the year ended December 31, 2025 was due to a decrease in cash provided by operating activities and higher capital expenditures during the year.

Capital Expenditures: The Company expects to make the following capital expenditures during the years ending December 31, 2026, 2027 and 2028:

(In millions)	2026	2027	2028
New vessel construction milestone payments and related costs, owner’s items and change orders	$425	$205	$25
Maintenance and other capital expenditures	150 - 170	100 - 120	100 - 120
Total Estimated Capital Expenditures	$575 - $595	$305 - $325	$125 - $145

New vessel construction milestone payments and related costs (including owner’s items and change orders) are for the Company’s construction of three new Aloha class vessels with expected delivery dates during the first quarter 2027, the third quarter 2027 and the second quarter 2028. Future construction milestone payments are expected to be financed with cash currently on deposit in the Company’s CCF, cash and cash equivalents on the Consolidated Balance Sheets, cash flows generated from future operations, borrowings available under the Company’s unsecured revolving credit facility or additional debt financings.

Maintenance and other capital expenditures include amounts that the Company expects to spend on various capital projects, including capital expenditures related to the second and third phase of its program to modernize and renovate its terminal facility at Sand Island, Honolulu, Hawaii, repurchases of leased equipment, vessel capital maintenance and annual equipment purchases to support the Company’s operations. The Company expects to fund capital expenditures with cash and cash equivalents on the Consolidated Balance Sheets and through cash flows generated from future operating activities.

Repurchase of Shares: During the year ended December 31, 2025, the Company repurchased approximately 2.7 million shares for a total cost of $307.4 million. The remaining number of shares that may be repurchased under the Company’s stock repurchase program was approximately 1.1 million shares at December 31, 2025.

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

Long-lived Assets and Finite-lived Intangible Assets: Long-lived assets and finite-lived intangible assets are grouped at the lowest level for which identifiable cash flows are available. In evaluating for impairment, the estimated future undiscounted cash flows generated by each of these asset groups are compared with the carrying value recorded for each asset group to determine if its carrying value is recoverable. If this review determines that the amount recorded will not be recovered, the amount recorded for the asset group is reduced to its estimated fair value. These asset impairment analyses are highly subjective because they require management to make assumptions and apply considerable judgments to, among other things, estimates of the timing and amount of future cash flows, expected useful lives of the assets, potential impact of future events, including changes in economic conditions and operating performance, and future costs of maintenance and improvements of the assets. If management uses different assumptions or if different conditions occur in future periods, the Company’s financial condition or its future operating results could be materially impacted. The Company has evaluated its long-lived assets and finite-lived intangible assets for impairment and determined that there was no impairment for the years ended December 31, 2025, 2024, and 2023.

Indefinite-life Intangible Assets and Goodwill: The Company’s indefinite-life intangible assets include goodwill and a trade name, and are grouped at the lowest level reporting unit for which identifiable cash flows are available. In estimating the fair value of a reporting unit, the Company uses a combination of a discounted cash flow model and fair value based on market multiples of EBITDA. The discounted cash flow approach requires the Company to use a number of assumptions, including market factors specific to the business, the amount and timing of estimated future cash flows generated by the business over an extended period of time, long-term growth rates for the business, and a discount rate that considers the risks related to the amount and timing of the cash flows. Although the assumptions used by the Company in its discounted cash flow model are consistent with the assumptions the Company used to generate its internal strategic plans and forecasts, significant judgment is required to estimate the amount and timing of future cash flows from the reporting unit and the risk of achieving those cash flows. When using market multiples of EBITDA, the Company makes judgments about the comparability of multiples in closed and proposed transactions. Accordingly, changes in assumptions and estimates, including, but not limited to, changes driven by external factors, such as industry and economic trends, and those driven by internal factors, such as changes in the Company’s business strategy and its internal forecasts, could have a material effect on the Company’s financial condition or its future operating results. The Company has evaluated its indefinite-life intangible assets and goodwill for impairment and determined that there was no impairment for the years ended December 31, 2025, 2024, and 2023.

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

When estimating its reserves for retained risks and related liabilities, the Company considers a number of factors, including historical claims experience, demographic factors, current trends, and analyses provided by independent third parties. Periodically, management reviews its assumptions and estimates used to determine the adequacy of the Company’s reserves for retained risks and other related liabilities. The Company’s retained risks and other related liabilities contain uncertainties because management is required to apply judgment and make long-term assumptions to estimate the ultimate cost to settle reported claims, and of claims incurred but not reported, as of the balance sheet date. Insurance related liabilities were $43.1 million and $52.8 million at December 31, 2025 and 2024, respectively. The Company’s estimate of insurance related liabilities could change if management uses different assumptions or if different conditions occur in future periods, however the Company does not expect any such change would have a material impact on the Company’s financial condition, results of operations or cash flows.

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

Income Taxes: The Company’s income tax expense requires the Company to make various judgments and estimates. These judgments and estimates are applied in the calculation of taxable income, tax credits, tax benefits, CCF related tax deductions, foreign-derived deduction eligible income and other tax deductions, and in the calculation of certain deferred tax assets and liabilities, which arise from differences in the timing of recognition of revenue, costs and expenses for tax purposes. The calculation of deferred tax assets and liabilities may be impacted by various factors including but not limited to changes in tax rates; changes in tax laws, regulations, rulings and interpretations of existing tax laws; and changes in the evaluation of the Company’s ability to realize deferred tax assets including operating loss and tax credit carryforwards in future years. Significant changes to these judgments and estimates may result in an increase or decrease to the Company’s income taxes in a subsequent period.

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

Other than in certain events of default, the Company is not obligated to prepay its variable and fixed rate debt prior to maturity. For fixed rate debt, changes in market interest rates would not affect the Company’s financial condition, results of operations or cash flows.

Additional information about the Company’s debt is included in Note 8 to the Consolidated Financial Statements in Item 8 of Part II below.

Investment Risks: The Company invests excess cash in short-term money market funds that purchase government securities, corporate debt securities or other deposit products. These money market funds and deposits maintain a weighted average maturity of less than 90 days. A one percent change in interest rates is not expected to have a material impact on the fair value of these investments or on the Company’s financial condition, results of operations or cash flows.

The Company may invest funds on deposit in the CCF in money market funds, U.S. Treasury Obligation Funds or other eligible credit-based investments for maturities of up to three years. A one percent change in interest rates is not expected to have a material impact on the fair value of these investments or on the Company’s financial condition, results of operations or cash flows.

Foreign Currency Risks: The Company has no material exposure to foreign currency risks, although it is indirectly affected by changes in currency rates to the extent that changes in rates affect tourism in Hawaii, Guam, Alaska and other locations. Transactions related to the Company’s China and Japan services are primarily denominated in U.S. dollars, and therefore, a one percent change in the Chinese Yuan or Japanese Yen exchange rate would not have a material effect on the Company’s results of operations. Transactions related to the Company’s South Pacific service are primarily denominated in New Zealand dollars. A one percent change in the New Zealand dollar exchange rate is not expected to have a material effect on the Company’s financial condition, results of operations or cash flows.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2025. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control — Integrated Framework (2013). Based on its assessment, management believes that, as of December 31, 2025, the Company’s internal control over financial reporting is effective. The Company’s independent registered public accounting firm, Deloitte & Touche LLP, has issued an attestation report on the Company’s internal control over financial reporting.

/s/ Matthew J. Cox	/s/ Joel M. Wine
Matthew J. Cox	Joel M. Wine
Chairman and Chief Executive Officer	Executive Vice President and Chief Financial Officer
February 27, 2026	February 27, 2026

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and the shareholders of Matson, Inc.

Opinions on the Financial Statements and Internal Control over Financial Reporting
We have audited the accompanying consolidated balance sheets of Matson, Inc. and subsidiaries (the “Company”) as of December 31, 2025 and 2024, the related consolidated statements of income and comprehensive income, shareholders’ equity, and cash flows, for each of the three years in the period ended December 31, 2025, and the related notes (collectively referred to as the “financial statements”). We also have audited the Company’s internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2025, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.

Basis for Opinions
The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on these financial statements and an opinion on the Company’s internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Goodwill – Span Alaska Reporting Unit — Refer to Notes 2 and 6 to the financial statements

Critical Audit Matter Description

The Company’s evaluation of goodwill for impairment involves the comparison of the fair value of each reporting unit to its carrying value. In estimating the fair value of a reporting unit, the Company uses a combination of a discounted cash flow model and fair value based on market multiples of earnings before interest, taxes, depreciation and amortization (“EBITDA”). The discounted cash flow approach requires the Company to make several business and valuation assumptions, including, but not limited to, those related to the discount rate. Changes in assumptions and estimates could have a material effect on either the fair value, the amount of any goodwill impairment charge, or both. The goodwill balance was $327.8 million as of December 31, 2025, of which $78.6 million is allocated to the Span Alaska reporting unit in the Logistics reportable segment, resulting from the acquisition of Span Intermediate, LLC (“Span Alaska”) in fiscal year 2016. The Company has evaluated its goodwill for impairment as part of its annual assessment in fiscal year 2025 and determined that the fair value of the Span Alaska reporting unit exceeded the carrying amount as of the date of the impairment review.

We identified goodwill related to Span Alaska as a critical audit matter because of the significant estimates and assumptions management made to estimate the fair value of the Span Alaska reporting unit. Specifically, performing audit procedures to evaluate the reasonableness of management’s estimates and assumptions related to the selection of the discount rate required a high degree of auditor judgment and an increased extent of effort, including the need to involve our fair value specialists.

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
February 27, 2026

We have served as the Company’s auditor since at least 1976; however, an earlier year could not be reliably determined.

MATSON, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

	Years Ended December 31,
(In millions, except per share amounts)	2025	2024	2023
Operating Revenue:
Ocean Transportation	$2,735.5	$2,809.7	$2,477.0
Logistics	609.0	612.1	617.6
Total Operating Revenue	3,344.5	3,421.8	3,094.6

Costs and Expenses:
Operating costs	(2,583.1)	(2,565.9)	(2,470.7)
Income (Loss) from SSAT	32.5	(1.0)	2.2
General and administrative	(294.1)	(303.6)	(283.3)
Total Costs and Expenses	(2,844.7)	(2,870.5)	(2,751.8)

Operating Income	499.8	551.3	342.8
Interest income	31.7	48.3	36.0
Interest expense, net	(6.8)	(7.5)	(12.2)
Other income (expense), net	9.1	7.3	6.4
Income before Taxes	533.8	599.4	373.0
Income taxes	(89.0)	(123.0)	(75.9)
Net Income	$444.8	$476.4	$297.1

Comprehensive Income (Loss), Net of Income Taxes:
Net Income	$444.8	$476.4	$297.1
Other Comprehensive Income (Loss):
Net change in pension and post-retirement liabilities	5.9	3.2	(2.5)
Other adjustments	2.2	(1.5)	1.2
Total Other Comprehensive Income (Loss), Net of Income Taxes	8.1	1.7	(1.3)
Total Comprehensive Income	$452.9	$478.1	$295.8

Basic Earnings Per Share	$13.99	$14.14	$8.42
Diluted Earnings Per Share	$13.81	$13.93	$8.32

Weighted Average Number of Shares Outstanding:
Basic	31.8	33.7	35.3
Diluted	32.2	34.2	35.7

See accompanying Notes to Consolidated Financial Statements.

MATSON, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	As of December 31,
(In millions)	2025	2024
ASSETS
Current Assets:
Cash and cash equivalents	$141.9	$266.8
Accounts receivable, net of allowance for credit losses of $8.6 million and $9.8 million, respectively	256.8	268.9
Prepaid expenses and other assets	73.2	73.9
Total current assets	471.9	609.6
Long-term Assets:
Investment in SSAT	96.2	84.1
Property and equipment, net	2,499.4	2,260.9
Operating lease right-of-use assets	369.6	357.7
Goodwill	327.8	327.8
Intangible assets, net	146.6	159.4
Capital Construction Fund	532.7	642.6
Deferred dry-docking costs, net	94.7	73.7
Other long-term assets	96.7	79.6
Total long-term assets	4,163.7	3,985.8
Total Assets	$4,635.6	$4,595.4

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Current portion of debt	$39.7	$39.7
Accounts payable and accruals	244.9	268.5
Operating lease liabilities	128.5	129.0
Other liabilities	114.3	123.2
Total current liabilities	527.4	560.4
Long-term Liabilities:
Long-term debt, net of deferred loan fees	312.1	350.8
Long-term operating lease liabilities	246.8	229.5
Deferred income taxes, net	701.9	693.4
Other long-term liabilities	88.4	109.3
Total long-term liabilities	1,349.2	1,383.0
Commitments and Contingencies (see Note 17)
Shareholders’ Equity:
Common stock - common stock without par value; authorized, 150 million shares ($0.75 stated value per share): 30.4 million and 33.0 million shares outstanding at December 31, 2025 and 2024, respectively	22.8	24.7
Additional paid in capital	295.2	296.7
Accumulated other comprehensive loss, net	1.6	(6.5)
Retained earnings	2,439.4	2,337.1
Total shareholders’ equity	2,759.0	2,652.0
Total Liabilities and Shareholders’ Equity	$4,635.6	$4,595.4

See accompanying Notes to Consolidated Financial Statements.

MATSON, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
(In millions)	2025	2024	2023
Cash Flows From Operating Activities:
Net income	$444.8	$476.4	$297.1
Reconciling adjustments:
Depreciation and amortization	166.9	153.1	142.2
Amortization of operating lease right-of-use assets	133.1	133.7	142.0
Deferred income taxes, net	8.2	20.9	19.6
(Gain) Loss on disposal of property and equipment	(4.4)	(2.3)	0.6
Share-based compensation expense	22.7	26.5	23.8
(Income) Loss from SSAT	(32.5)	1.0	(2.2)
Distributions from SSAT	21.0	14.0	—
Other	(7.0)	(10.3)	(0.5)
Changes in assets and liabilities:
Accounts receivable, net	12.3	9.8	(10.9)
Deferred dry-docking payments	(49.4)	(30.2)	(24.1)
Deferred dry-docking amortization	28.9	27.2	25.3
Prepaid expenses and other assets	(24.9)	94.8	33.5
Accounts payable, accruals and other liabilities	(33.8)	(5.6)	10.9
Operating lease assets and liabilities, net	(128.1)	(139.5)	(144.8)
Other long-term liabilities	(10.7)	(1.7)	(2.0)
Net cash provided by operating activities	547.1	767.8	510.5

Cash Flows From Investing Activities:
Capitalized vessel construction expenditures	(244.3)	(95.6)	(52.9)
Capital expenditures (excluding vessel construction expenditures)	(149.1)	(214.5)	(195.5)
Proceeds from disposal of property and equipment, net	9.1	5.9	1.2
Payments for asset acquisitions	—	(0.8)	(12.4)
Cash and interest deposits into Capital Construction Fund	(118.6)	(120.7)	(128.5)
Withdrawals from Capital Construction Fund	237.3	89.6	49.9
Net cash used in investing activities	(265.6)	(336.1)	(338.2)

Cash Flows From Financing Activities:
Repayments of debt	(39.7)	(39.7)	(76.9)
Payments of deferred loan fees	(2.1)	—	—
Dividends paid	(44.9)	(44.8)	(45.0)
Repurchase of Matson common stock	(303.3)	(199.1)	(155.2)
Tax withholding related to net share settlements of restricted stock units	(16.4)	(17.6)	(12.6)
Net cash used in financing activities	(406.4)	(301.2)	(289.7)

Net (Decrease) Increase in Cash, Cash Equivalents and Restricted Cash	(124.9)	130.5	(117.4)
Cash, Cash Equivalents and Restricted Cash, Beginning of Year	266.8	136.3	253.7
Cash, Cash Equivalents and Restricted Cash, End of Year	$141.9	$266.8	$136.3

Reconciliation of Cash, Cash Equivalents, and Restricted Cash, End of Year:
Cash and Cash Equivalents	$141.9	$266.8	$134.0
Restricted Cash	—	—	2.3
Total Cash, Cash Equivalents and Restricted Cash, End of Year	$141.9	$266.8	$136.3

Supplemental Cash Flow Information:
Interest paid, net of capitalized interest	$5.3	$5.9	$11.1
Income tax paid, net of income tax refunds (see Note 10)	$86.1	$(26.5)	$7.5

Non-cash Information:
Capital expenditures included in accounts payable, accruals and other liabilities	$2.3	$7.9	$10.8
Non-cash payments for intangible asset acquisitions	$—	$—	$2.7

See accompanying Notes to Consolidated Financial Statements.

MATSON, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

FOR THE THREE YEARS ENDED DECEMBER 31, 2025

				Accumulated
	Common Stock		Additional	Other
		Stated	Paid In	Comprehensive	Retained
(In millions, except per share amounts)	Shares	Value	Capital	Income (Loss)	Earnings	Total
Balance at December 31, 2022	36.3	$27.2	$290.4	$(6.9)	$1,986.2	$2,296.9
Net income	—	—	—	—	297.1	297.1
Other comprehensive income (loss), net of tax	—	—	—	(1.3)	—	(1.3)
Share-based compensation	—	—	23.8	—	—	23.8
Shares issued, net of shares withheld for employee taxes	0.2	0.2	(12.7)	—	(0.1)	(12.6)
Repurchase of Matson common stock	(2.1)	(1.6)	(8.1)	—	(148.5)	(158.2)
Dividends ($1.26 per share)	—	—	—	—	(45.0)	(45.0)
Balance at December 31, 2023	34.4	25.8	293.4	(8.2)	2,089.7	2,400.7
Net income	—	—	—	—	476.4	476.4
Other comprehensive income (loss), net of tax	—	—	—	1.7	—	1.7
Share-based compensation	—	—	26.5	—	—	26.5
Shares issued, net of shares withheld for employee taxes	0.2	0.1	(17.7)	—	—	(17.6)
Repurchase of Matson common stock	(1.6)	(1.2)	(5.5)	—	(194.3)	(201.0)
Equity interest in SSAT (see Note 4)	—	—	—	—	10.1	10.1
Dividends ($1.32 per share)	—	—	—	—	(44.8)	(44.8)
Balance at December 31, 2024	33.0	24.7	296.7	(6.5)	2,337.1	2,652.0
Net income	—	—	—	—	444.8	444.8
Other comprehensive income (loss), net of tax	—	—	—	8.1	—	8.1
Share-based compensation	—	—	22.7	—	—	22.7
Shares issued, net of shares withheld for employee taxes	0.1	0.1	(16.4)	—	—	(16.3)
Repurchase of Matson common stock	(2.7)	(2.0)	(7.8)	—	(297.6)	(307.4)
Dividends ($1.40 per share)	—	—	—	—	(44.9)	(44.9)
Balance at December 31, 2025	30.4	$22.8	$295.2	$1.6	$2,439.4	$2,759.0

See accompanying Notes to Consolidated Financial Statements.

MATSON, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	DESCRIPTION OF THE BUSINESS

Matson, Inc., a holding company incorporated in the State of Hawaii, and its subsidiaries (“Matson” or the “Company”), is a leading provider of ocean transportation and logistics services. The Company consists of two segments, Ocean Transportation and Logistics. For financial information on the Company’s reportable segments for the three years ended December 31, 2025, see Note 3.

Ocean Transportation: Matson’s Ocean Transportation business is conducted through Matson Navigation Company, Inc. (“MatNav”), a wholly-owned subsidiary of Matson, Inc. Founded in 1882, MatNav provides a vital lifeline of ocean freight transportation services to the domestic non-contiguous economies of Hawaii, Alaska and Guam, and to other island economies in Micronesia. MatNav also operates premium, expedited services from China to Long Beach, California, which includes cargo from other Asia origins, provides services to Okinawa, Japan and various islands in the South Pacific, and operates an international export service from Alaska to Asia. In addition, subsidiaries of MatNav provide stevedoring, refrigerated cargo services, inland transportation and other terminal services for MatNav in Hawaii and Alaska.

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

Logistics: Matson’s Logistics business is conducted through Matson Logistics, Inc. (“Matson Logistics”), a wholly-owned subsidiary of MatNav. Established in 1987, Matson Logistics extends the geographic reach of Matson’s transportation network throughout North America and Asia, and provides a variety of logistics services to its customers including: (i) multimodal transportation brokerage of domestic and international rail intermodal services, long-haul and regional highway trucking services, specialized hauling, flat-bed and project services, less-than-truckload services, and expedited freight services (collectively, “Transportation Brokerage” services); (ii) less-than-container load (“LCL”) consolidation and freight forwarding services (collectively, “Freight Forwarding” services); (iii) warehousing, trans-loading, value-added packaging and distribution services (collectively, “Warehousing” services); and (iv) purchase order management, booking services, and non-vessel operating common carrier (“NVOCC”) freight forwarding services (collectively, “Supply Chain Management” services).

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

Fiscal Year: The year end for Matson is December 31. The period end for MatNav occurred on the last Friday in December, except for certain Company subsidiaries whose period closed on December 31. Included in these Consolidated Financial Statements are 52 weeks in fiscal years 2025, 2024 and 2023 for MatNav.

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

Use of Estimates: The preparation of the Consolidated Financial Statements in conformity with accounting principles generally accepted in the U.S. requires management to make estimates and assumptions that affect the amounts reported. Estimates and assumptions are used for, but not limited to: useful lives of property and equipment, impairment of investments; impairment of long-lived assets, intangible assets and goodwill; capitalized interest; allowance for credit losses; legal contingencies; insurance reserves and other related liabilities; accrual estimates; pension and post-retirement estimates; multi-employer withdrawal liabilities; operating lease assets and liabilities; estimates of income (loss) from SSAT including estimates for impairment charges; and income tax estimates. Future results could be materially affected if actual results differ from these estimates and assumptions.

Cash, Cash Equivalents and Restricted Cash: Cash equivalents consist of highly-liquid investments with original maturities of three months or less. The Company carries these investments at cost, which approximates fair value. Cash is restricted when there is a contractual agreement that governs the use of or withdrawal of these funds.

Accounts Receivable, net: Accounts receivable represent amounts due from customers arising in the normal course of business, and are shown net of allowance for credit losses in the Consolidated Balance Sheets. Allowance for credit losses is established by management based on estimates of collectability. Estimates of collectability are principally based on an evaluation of the current financial condition of the customer and the potential risks to collection, the customer’s payment history, expected future credit losses and other factors which are regularly monitored by the Company.

Changes in the allowance for credit losses for the three years ended December 31, 2025, 2024 and 2023 were as follows:

	Balance at		Write-offs	Balance at
Year (in millions)	Beginning of Year	Expense (1)	and Other	End of Year
2025	$9.8	$(0.3)	$(0.9)	$8.6
2024	$9.9	$0.8	$(0.9)	$9.8
2023	$13.0	$(2.1)	$(1.0)	$9.9
(1)	Expense is shown net of amounts recovered from previously reserved credit losses.

Prepaid Expenses and Other Assets: Prepaid expenses and other assets consist of the following at December 31, 2025 and 2024:

	As of December 31,
Prepaid Expenses and Other Assets (in millions)	2025	2024
Vessel fuel	$25.3	$31.2
Prepaid insurance and insurance related receivables	21.9	19.1
Prepaid operating expenses	11.6	8.8
Other prepaid expenses	11.1	9.9
Other assets	3.3	4.9
Total	$73.2	$73.9

Deferred Loan Fees: The Company records deferred loan fees, excluding those related to the revolving credit facility, as a reduction to Total Debt in the Company’s Consolidated Balance Sheets. These costs are being amortized over the life of the related debt using the effective interest method.

Deferred loan fees related to the Company’s revolving credit facility are recorded in other long-term assets in the Company’s Consolidated Balance Sheets and are amortized using the straight-line method, as the difference between that method and the use of the effective interest method is not material. Additional information on the Company’s deferred loan fees is included in Note 8.

Other Long-Term Assets: Other long-term assets consist of the following at December 31, 2025 and 2024:

	As of December 31,
Other Long-Term Assets (in millions)	2025	2024
Pension plan assets	$59.8	$49.0
Vessel and equipment spare parts	19.8	15.9
Insurance related receivables	6.2	9.8
Other	10.9	4.9
Total	$96.7	$79.6

Property and Equipment: Property and equipment is stated at cost, less accumulated depreciation and amortization. Property and equipment is depreciated using the straight-line method over the estimated useful lives of the assets. Leasehold improvements are amortized over the useful life of the asset or the applicable minimum term of the lease, whichever is shortest. The estimated useful lives of property and equipment range up to the following maximum lives:

Classification	Life
Vessels	40 years
Terminal cranes	30 years
Containers and chassis	15 years
Terminal equipment and other property	35 years

Capitalized Interest: The Company capitalizes interest costs during the period the qualified assets are being readied for their intended use. The Company determined that vessel construction costs are considered qualifying assets for the purposes of capitalizing interest on these assets. The amount of capitalized interest is calculated based on the amount of payments incurred related to the construction of these vessels using a weighted average interest rate. The weighted average interest rate is determined using the Company’s average borrowings outstanding during the period. Capitalized interest is included in vessel construction in progress in property and equipment in the Company’s Consolidated Balance Sheets. During the years ended December 31, 2025, 2024 and 2023, the Company capitalized $4.0 million, $4.4 million and $2.6 million of interest related to the construction of new vessels, respectively.

Leases: Accounting Standards Codification (“ASC”) 842, Leases (“ASC 842”) requires lessees to record leases on their balance sheets but recognize the expenses in their income statements. ASC 842 states that a lessee would recognize a lease liability for the obligation to make lease payments, and a right-of-use asset for the underlying leased asset for the period of the lease term. Additional information on the Company’s leases is included in Note 9.

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

The Company is responsible for maintaining its vessels in compliance with U.S. and international standards. As costs associated with dry-docking inspections provide future economic benefits to the Company through continued operation of the vessels, the costs are deferred and amortized until the estimated date of the next required dry-docking, which is usually over a two to five-year period. Amortization of deferred dry-docking costs are charged to operating expenses of the Ocean Transportation segment in the Consolidated Statements of Income and Comprehensive Income. Routine vessel maintenance and repairs are charged to expense as incurred.

Goodwill and Intangible Assets: Goodwill and intangible assets arise as a result of acquisitions made by the Company. Intangible assets consist of customer relationships which are being amortized using the straight-line method over the expected useful lives ranging up to 21 years, and a trade name that has an indefinite life. Additional information on the Company’s goodwill and intangible assets is included in Note 6.

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

Long-lived assets and finite-lived intangible assets are grouped at the lowest level reporting unit for which identifiable cash flows are available. In evaluating for impairment, the estimated future undiscounted cash flows generated by each of these asset groups are compared with the carrying value recorded for each asset group to determine if its carrying value is recoverable. If this review determines that the amount recorded will not be recovered, the amount recorded for the asset group is reduced to its estimated fair value. The Company did not identify any impairment of its long-lived assets and finite-lived intangible assets during the years ended December 31, 2025, 2024 and 2023.

Indefinite-life intangible assets and goodwill are grouped at the lowest level reporting unit for which identifiable cash flows are available. In estimating the fair value of a reporting unit, the Company uses a combination of a discounted cash flow model and fair value based on market multiples of earnings before interest, taxes, depreciation and amortization. Based upon the Company’s evaluation of its indefinite-life intangible assets and goodwill for impairment, the Company determined that the fair value of each reporting unit exceeds book value. The Company did not identify any impairment of its indefinite-life intangible assets and goodwill during the years ended December 31, 2025, 2024 and 2023.

Impairment Evaluation of SSAT: The Company’s investment in SSAT, a related party, is evaluated for impairment whenever there is evidence of impairment during the reporting period. If any impairment is identified, the Company evaluates if the decrease in the fair value of the investment below its carrying value is other-than-temporary. The Company did not identify any impairment of its equity investment in SSAT during the years ended December 31, 2025, 2024 and 2023.

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

Other Liabilities: Other liabilities consist of the following at December 31, 2025 and 2024:

	As of December 31,
Other Liabilities (in millions)	2025	2024
Employee incentives and other benefits	$27.9	$36.6
Payroll and vacation	36.2	36.1
Insurance reserves and other related liabilities - short term	29.3	27.2
Income tax and other tax related liabilities	6.0	8.6
Deferred revenues	5.7	5.5
Multi-employer withdrawal liabilities - short term	4.1	4.1
Other short-term liabilities	5.1	5.1
Total	$114.3	$123.2

Other Long-Term Liabilities: Other long-term liabilities consist of the following at December 31, 2025 and 2024:

	As of December 31,
Other Long-Term Liabilities (in millions)	2025	2024
Multi-employer withdrawal liability	$41.9	$44.2
Insurance reserves and other related liabilities	13.8	25.6
Pension and post-retirement liabilities	16.1	21.3
Income tax liabilities	7.0	9.1
Other long-term liabilities	9.6	9.1
Total	$88.4	$109.3

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

Recognition of Revenues and Expenses: Revenue and expenses in the Company’s Consolidated Financial Statements are presented net after the elimination of intercompany amounts and transactions. The following is a description of the Company’s principal revenue generating activities by segment, and the Company’s revenue and expense recognition policy for each activity for the periods presented:

	Years Ended December 31,
Ocean Transportation (in millions) (1)	2025	2024	2023
Ocean Transportation services	$2,715.1	$2,762.0	$2,420.8
Terminal and other related services	8.6	32.0	36.9
Fuel sales	11.8	12.4	12.3
Vessel management and related services	—	3.3	7.0
Total	$2,735.5	$2,809.7	$2,477.0
(1)	Ocean Transportation revenue transactions are primarily denominated in U.S. dollars except for less than 3 percent of Ocean Transportation services revenue and fuel sales revenue categories which are denominated in foreign currencies.

●	Ocean Transportation services revenue is recognized ratably over the duration of a voyage based on the relative transit time completed in each reporting period. Vessel operating costs and other ocean transportation operating costs, such as terminal operating overhead and general and administrative expenses, are charged to operating costs as incurred.
●	Terminal and other related services revenue is recognized as the services are performed. Terminal and other related service costs are recognized as incurred.
●	Fuel sales revenue and related costs are recognized when the Company has completed delivery of the product to the customer in accordance with the terms and conditions of the contract.
●	Vessel management and related services revenue is recognized in proportion to the services completed. Related costs are recognized as incurred. In July 2024, the Company discontinued its vessel management and related services.

	Years Ended December 31,
Logistics (in millions) (1)	2025	2024	2023
Transportation Brokerage and Freight Forwarding services	$537.6	$538.1	$546.8
Warehousing services	39.1	40.0	42.5
Supply Chain Management services	32.3	34.0	28.3
Total	$609.0	$612.1	$617.6
(1)	Logistics revenue transactions are primarily denominated in U.S. dollars except for less than 3 percent of Transportation Brokerage and Freight Forwarding services revenue, and Supply Chain Management services revenue categories which are denominated in foreign currencies.

●	Transportation Brokerage and Freight Forwarding services revenue consists of amounts billed to customers for services provided. The primary costs include third-party purchased transportation services, agent commissions, labor and equipment. Revenue and the related purchased third-party transportation costs are recognized over the duration of a delivery based upon the relative transit time completed in each reporting period. Labor, agent commissions and other operating costs are expensed as incurred. The Company reports revenue on a gross basis as the Company serves as the principal in these transactions because it is responsible for fulfilling the contractual arrangements with the customer and has latitude in establishing prices.

●	Warehousing services revenue consist of amounts billed to customers for storage, handling, and value-added packaging of customer merchandise. Storage revenue is recognized in the month the service is provided to the customer. Storage related costs are recognized as incurred. Other Warehousing services revenue and related costs are recognized in proportion to the services performed.
●	Supply Chain Management and other services revenue, and related costs are recognized in proportion to the services performed.

The Company generally invoices its customers at the commencement of the voyage or the transportation service being provided, or as other services are being performed. Revenue is deferred when services are invoiced in advance to the customer. The Company’s receivables are classified as short-term as collection terms are for periods of less than one year. Sales commissions and contract acquisition costs are expensed as incurred because the amounts are generally immaterial, and are included in general and administrative expenses in the Consolidated Statements of Income and Comprehensive Income.

Dividends: The Company recognizes dividends as a liability when approved by the Board of Directors.

Repurchase of Shares: On February 27, 2025, the Company’s Board of Directors approved an additional 3.0 million shares of common stock to be added to the Company’s existing share repurchase program and extended the program’s expiration date to December 31, 2027. During the years ended December 31, 2025, 2024 and 2023, the Company repurchased approximately 2.7 million, 1.6 million and 2.1 million shares, for $307.4 million, $201.0 million and $158.2 million, respectively. As of December 31, 2025, the number of remaining shares that may be repurchased under the Company’s share repurchase program was approximately 1.1 million shares. Shares may be repurchased in the open market from time to time, and may be made pursuant to a trading plan in accordance with Rule 10b5-1 of the Security Exchange Act of 1934.

Share-Based Compensation: The Company records compensation expense for all share-based awards made to employees and directors. Stock based awards made under the Company’s stock plans are measured at fair value on the date of the grant and the cost for all grants is generally recognized ratably over the vesting period of the restricted stock unit (“RSU”) or restricted stock award. The Company accounts for forfeitures as they occur. The Company’s share-based awards are more fully described in Note 15.

Income Taxes: The Company’s income tax expense requires the Company to make various judgments and estimates. These judgments and estimates are applied in the calculation of taxable income, tax credits, tax benefits, CCF related tax deductions, foreign-derived deduction eligible income and other tax deductions, and in the calculation of certain deferred tax assets and liabilities, which arise from differences in the timing of recognition of revenue, costs and expenses for tax purposes. The Company also considers the impact of expected future events such as changes in tax rates, changes in tax laws, regulations and rulings. Deferred tax assets and liabilities are adjusted to the extent necessary to reflect tax rates expected to be in effect when the temporary differences reverse.

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

Recently adopted accounting pronouncements: In December 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standard Update (“ASU”) 2023-09, Improvements to Income Tax Disclosures (“ASU 2023-09”). ASU 2023-09 requires disaggregated information about a reporting entity’s effective tax rate reconciliation as well as information on income taxes paid. ASU 2023-09 is effective for annual periods beginning after December 15, 2024, and interim periods within fiscal years beginning after December 15, 2025. The Company adopted ASU 2023-09 during the year ended December 31, 2025 and applied it retrospectively (see Note 10).

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

In July 2025, the FASB issued ASU 2025-05, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets. ASU 2025-05 provides optional simplified methods for estimating credit losses on current accounts receivable. ASU 2025-05 is effective for interim and annual periods beginning after December 15, 2025. The Company is currently evaluating the effects of adopting ASU 2025-05 but does not expect it to have a material impact on the Company’s consolidated financial statements.

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

Reportable segment financial information for the years ended December 31, 2025, 2024 and 2023, are as follows:

	Year Ended			Year Ended			Year Ended
	December 31, 2025			December 31, 2024			December 31, 2023
(In millions)	Ocean Transportation	Logistics	Total	Ocean Transportation	Logistics	Total	Ocean Transportation	Logistics	Total
Operating Revenue (1)(2)	$2,735.5	$609.0	$3,344.5	$2,809.7	$612.1	$3,421.8	$2,477.0	$617.6	$3,094.6

Operating Expenses:
Operating costs:
Direct cargo expense	(999.3)	—	(999.3)	(980.1)	—	(980.1)	(946.2)	—	(946.2)
Vessel operating expense	(593.8)	—	(593.8)	(610.5)	—	(610.5)	(580.4)	—	(580.4)
Operating overhead (3)	(329.1)	—	(329.1)	(329.1)	—	(329.1)	(297.7)	—	(297.7)
Direct operating costs	—	(494.0)	(494.0)	—	(493.1)	(493.1)	—	(504.2)	(504.2)
Depreciation and amortization	(154.0)	(12.9)	(166.9)	(141.1)	(12.0)	(153.1)	(130.6)	(11.6)	(142.2)
Total operating costs	(2,076.2)	(506.9)	(2,583.1)	(2,060.8)	(505.1)	(2,565.9)	(1,954.9)	(515.8)	(2,470.7)
Income (Loss) from SSAT	32.5	—	32.5	(1.0)	—	(1.0)	2.2	—	2.2
General and administrative	(236.2)	(57.9)	(294.1)	(247.0)	(56.6)	(303.6)	(229.5)	(53.8)	(283.3)
Total Costs and Expenses	(2,279.9)	(564.8)	(2,844.7)	(2,308.8)	(561.7)	(2,870.5)	(2,182.2)	(569.6)	(2,751.8)

Operating Income:	$455.6	$44.2	499.8	$500.9	$50.4	551.3	$294.8	$48.0	342.8
Interest income			31.7			48.3			36.0
Interest expense			(6.8)			(7.5)			(12.2)
Other income (expense), net			9.1			7.3			6.4
Income before Taxes			533.8			599.4			373.0
Income taxes			(89.0)			(123.0)			(75.9)
Net Income			$444.8			$476.4			$297.1

Capital Expenditures (4)	$386.1	$7.3	$393.4	$298.9	$11.2	$310.1	$240.2	$8.2	$248.4

(1)	Ocean Transportation operating revenue excludes inter-segment revenue of $92.5 million, $92.8 million and $76.5 million for the years ended December 31, 2025, 2024 and 2023, respectively.
(2)	Logistics operating revenue excludes inter-segment revenue of $144.6 million, $153.0 million and $132.2 million for the years ended December 31, 2025, 2024 and 2023, respectively.
(3)	Ocean Transportation operating overhead includes dry-docking amortization of $28.9 million, $27.2 million and $25.3 million for the year ended December 31, 2025, 2024 and 2023, respectively.
(4)	Capital expenditures represent amounts included in cash flows from investing activities in the Company’s Consolidated Statement of Cash Flows for the years presented. These amounts exclude the impact of accrued capital expenditures of $2.3 million, $7.9 million and $10.8 million as of December 31, 2025, 2024 and 2023, respectively.

Ocean Transportation’s operating expenses includes the following:

●	Operating costs includes:
o	Direct Cargo Expense includes terminal handling costs including labor and wharfage, outside purchased transportation and other related costs.
o	Vessel Operating Expense includes crew wages and related costs; fuel; pilots, tugs, lines and related costs; vessel charter expenses; and other vessel operating related expenses.
o	Operating Overhead Expense includes vessel repair and maintenance costs, inactive vessel costs, dry-docking amortization, equipment lease costs, equipment repair costs, vessel insurance, port engineers and other maintenance costs, other vessel and shoreside related overhead and other indirect costs.
o	Depreciation and Amortization Expense includes depreciation of property and equipment and amortization of intangible assets.
●	Income (Loss) from SSAT includes the Company’s share of income from its equity investment in SSAT and has been aggregated into the Ocean Transportation segment due to the operations of SSAT being an integral part of the Company’s Ocean Transportation business (see Note 4).
●	General and Administrative Expense includes employee salaries, wages and other related costs, equipment maintenance, computer hardware and software, professional fees and other general and administrative expenses.

Logistics’ operating expenses includes the following:

●	Operating costs includes:
o	Direct Operating Expense includes transportation costs, transportation brokerage expenses, agency commissions, leases of warehouses, cross-dock and other facility operating costs, wages and other related costs, and other operating overhead.
o	Depreciation and Amortization Expense includes depreciation of property and equipment and amortization of intangible assets.
●	General and Administrative Expense includes employee salaries, wages and other related costs, computer hardware and software, professional fees and other general and administrative expenses.

The Company’s Ocean Transportation segment provides ocean transportation services to the Logistics segment, and the Logistics segment provides logistics services to the Ocean Transportation segment in certain transactions. Accordingly, inter-segment revenue of $237.1 million, $245.8 million and $208.7 million for the years ended December 31, 2025, 2024 and 2023, respectively, have been eliminated from operating revenues. In arrangements where the customer purchases ocean transportation and logistics services, the revenues are allocated to each reportable segment based upon the contractual amounts for each type of service.

Customer Concentration: The Company’s Ocean Transportation segment serves customers in numerous industries and carries a wide variety of cargo, mitigating its dependence upon any single customer or single type of cargo. The Company’s 10 largest Ocean Transportation customers account for approximately 19 percent of the Company’s Ocean Transportation revenue.

The Company’s Logistics segment serves customers in numerous industries. The Company’s 10 largest logistics customers account for approximately 17 percent of the Company’s Logistics revenue.

4.	INVESTMENT IN SSAT

The Company accounts for its 35 percent ownership interest in SSAT using the equity method of accounting. The Company records its share of income from SSAT in costs and expenses within the Ocean Transportation segment due to operations of SSAT being an integral part of the Company’s Ocean Transportation business. The Company’s investment in SSAT was $96.2 million and $84.1 million at December 31, 2025 and 2024, respectively.

On March 1, 2024, SSAT completed the sale of 25 percent of its equity interest in SSA Terminals (Seattle Terminals), LLC (“SSAT ST”) to a third-party company. After the completion of this transaction, SSAT retains a 50 percent controlling interest in SSAT ST, while the third-party company increased its non-controlling interest to 50 percent in SSAT ST. As a result of this transaction, the Company recorded an increase in its investment in SSAT of $13.2 million, an increase in deferred income taxes of $3.1 million, and a corresponding increase in retained earnings of $10.1 million during the year ended December 31, 2024.

The Company’s share of income (loss) recorded in the Consolidated Statements of Income and Comprehensive Income and distributions received by the Company during the years ended December 31, 2025, 2024 and 2023 are as follows:

	Years Ended December 31,
(In millions)	2025	2024	2023
Company’s share of income (loss) from SSAT (1)	$32.5	$(1.0)	$2.2
Distributions received from SSAT	$21.0	$14.0	$—
(1)

The Company’s share of income (loss) from SSAT includes an impairment charge of $18.4 million representing the Company’s portion of an impairment charge recorded by SSAT, which related to the write-down of an asset group with a terminal operating lease asset during the year ended December 31, 2024. No impairment charges were recorded by SSAT during the years ended December 31, 2025 and 2023.

The Company’s Ocean Transportation segment operating costs for terminal services provided by SSAT include $341.9 million, $320.9 million and $297.2 million for the years ended December 31, 2025, 2024 and 2023, respectively. Accounts payable and accrued liabilities in the Consolidated Balance Sheets for terminal services payable to SSAT include $40.5 million and $34.4 million at December 31, 2025 and 2024, respectively. The Company leases a warehouse facility from SSAT under an agreement that expires in December 2027. Lease payments were $0.4 million for the years ended December 31, 2025 and 2024, respectively. Operating lease liabilities related to this lease were $0.8 million and $1.2 million as of December 31, 2025 and 2024, respectively.

A summary of SSAT’s Condensed Balance Sheets at December 31, 2025 and 2024 are as follows:

	As of December 31,
Condensed Balance Sheets (in millions)	2025	2024
Current assets	$271.0	$305.7
Non-current assets	1,491.1	1,625.8
Total Assets	$1,762.1	$1,931.5

Current liabilities	$269.1	$271.9
Non-current liabilities	1,166.9	1,371.5
Equity	326.1	288.1
Total Liabilities and Equity	$1,762.1	$1,931.5

A summary of SSAT’s Condensed Statements of Operating Income and Net Income for the years ended December 31, 2025, 2024 and 2023 are as follows:

	Years Ended December 31,
Condensed Statements of Operating Income and Net Income (in millions)	2025	2024	2023
Operating revenue	$1,274.0	$1,193.3	$1,025.1
Operating costs and expenses (1)	1,209.3	1,162.6	1,019.6
Operating income	64.7	30.7	5.5
Net Income (Loss) (1)(2)	$91.7	$(6.4)	$11.9
(1)	Includes an impairment charge related to the write-down of an asset group with a terminal operating lease asset during the year ended December 31, 2024. No impairment charges were recorded by SSAT during the years ended December 31, 2025 and 2023.
(2)	Includes earnings or losses from equity method investments held by SSAT, less earnings or losses allocated to non-controlling interests.

5.	PROPERTY AND EQUIPMENT

Property and equipment consists of the following as of December 31, 2025 and 2024:

	As of December 31, 2025			As of December 31, 2024
		Accumulated			Accumulated
(In millions)	Cost	Depreciation	Net Book Value	Cost	Depreciation	Net Book Value
Vessels	$2,405.0	$932.6	$1,472.4	$2,475.2	$961.9	$1,513.3
Containers and equipment	943.0	505.5	437.5	883.8	465.9	417.9
Terminal equipment and other property	171.7	69.5	102.2	152.3	64.0	88.3
New vessel construction in progress	443.2	—	443.2	198.8	—	198.8
Other construction in progress	44.1	—	44.1	42.6	—	42.6
Total	$4,007.0	$1,507.6	$2,499.4	$3,752.7	$1,491.8	$2,260.9

New vessel construction in progress at December 31, 2025 and 2024 includes milestone progress payments, capitalized interest and other costs related to the construction of three new Aloha Class vessels. Delivery of the vessels are expected during the first quarter 2027, the third quarter 2027 and the second quarter 2028.

Depreciation expense for the years ended December 31, 2025, 2024 and 2023 are as follows:

	Years Ended December 31,
(In millions)	2025	2024	2023
Depreciation expense	$147.4	$135.4	$124.4

6.	GOODWILL AND INTANGIBLE ASSETS

Goodwill by segment consists of the following as of December 31, 2025 and 2024:

	As of December 31, 2025			As of December 31, 2024
	Ocean			Ocean
(In millions)	Transportation	Logistics	Total	Transportation	Logistics	Total
Goodwill	$222.6	$105.2	$327.8	$222.6	$105.2	$327.8

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

Intangible assets by segment consist of the following as of December 31, 2025 and 2024:

	As of December 31, 2025			As of December 31, 2024
	Gross	Accumulated		Gross	Accumulated
(In millions)	Amount	Amortization	Net Book Value	Amount	Amortization	Net Book Value
Ocean Transportation - Customer relationships	$140.6	$71.0	$69.6	$140.6	$64.4	$76.2
Logistics:
Customer relationships	106.6	56.9	49.7	106.2	50.3	55.9
Trade name	27.3	—	27.3	27.3	—	27.3
Total Logistics	133.9	56.9	77.0	133.5	50.3	83.2
Total	$274.5	$127.9	$146.6	$274.1	$114.7	$159.4

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

Intangible assets related amortization expense for the years ended December 31, 2025, 2024 and 2023, are as follows:

	Years Ended December 31,
(In millions)	2025	2024	2023
Amortization expense	$13.2	$12.8	$13.6

As of December 31, 2025, estimated amortization expense related to customer relationship intangible assets are as follows:

Customer
Year (in millions)	Relationships
2026	$12.5
2027	12.6
2028	12.5
2029	12.5
2030	10.9
Thereafter	58.3
Total	$119.3

7.	CAPITAL CONSTRUCTION FUND

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

Assigned receivables in the CCF represent non-cash pledged deposits made by the Company into the CCF that are supported by qualifying assets such as accounts receivable. Such assigned receivables in the CCF qualify as deposits for tax deduction purposes. Assigned receivables in the CCF accrue interest based upon terms as defined within the CCF agreement with MARAD. Assigned account receivables can be repurchased by the Company by making cash deposits into the CCF.

A summary of the activities within the CCF cash and cash equivalents, and investment accounts for the years ended December 31, 2025 and 2024 consists of the following:

	Years Ended
	December 31,
(In millions)	2025	2024
CCF Cash and Cash Equivalents:
CCF cash and cash equivalents balance at beginning of period	$230.7	$599.4
Cash deposits into the CCF	—	50.0
Cash withdrawal for the purchase of U.S. Treasury debt securities and accrued interest	—	(449.8)
Proceeds from U.S. Treasury debt securities at maturity	195.4	48.1
Interest income on cash and cash equivalents, and CCF investments	17.7	18.8
Repurchase of assigned accounts receivable	100.7	53.8
Qualifying withdrawal payments for vessel construction expenditures	(237.3)	(89.6)
Total CCF cash and cash equivalents balance at end of period	$307.2	$230.7

CCF Investments:
CCF investments balance at beginning of period	$411.9	$—
Purchase of U.S. Treasury debt securities	—	448.1
Sale of U.S. Treasury debt securities at maturity	(195.4)	(48.1)
Accretion of CCF investments	9.0	11.9
Total CCF investments balance at end of period	225.5	411.9
Total CCF cash and cash equivalents, and investments balance at end of period	$532.7	$642.6

CCF Cash and Equivalents: Cash on deposit in the CCF is invested in short-term U.S. Treasury obligations fund with daily liquidity. At December 31, 2025, these short-term securities had a weighted average life of 95 days.

CCF Investments: In February 2024, the Company purchased $448.1 million of fixed-rate U.S. Treasuries debt securities with accrued interest of $1.7 million using CCF cash. These securities were purchased at a discount and have various maturity dates of less than 2 years. The value of these investments accretes to the face value of the securities on a straight-line basis until maturity. Such accretion is included in interest income in the Company’s Consolidated Statement of Income and Comprehensive Income.

As of December 31, 2025, CCF investment maturities are as follows:

	As of
	December 31, 2025
Year (in millions)	Cost	Fair Value
2026	$173.1	$173.6
2027	52.4	52.8
Total CCF investments	$225.5	$226.4

Cash on deposit and investment in the CCF are classified as a long-term asset on the Company’s Consolidated Balance Sheets, as the Company intends to use withdrawals to fund qualified milestone progress payments for the construction of three new Jones Act vessels.

CCF Assigned Accounts Receivables: Assigned accounts receivable in the CCF was $82.3 million and $178.1 million as of December 31, 2025 and 2024, respectively. During the year ended December 31, 2025 and 2024, the Company deposited cash into the CCF and repurchased assigned accounts receivables of $100.7 million and $53.8 million, respectively. Assigned accounts receivable in the CCF are classified as part of accounts receivable on the Company’s Consolidated Balance Sheets due to the nature of the assignment.

8.	DEBT

The Company’s debt consists of the following as of December 31, 2025 and 2024:

	As of December 31,
(In millions)	2025	2024
Private Placement Term Loans:
3.37%, payable through 2027	$23.1	$34.6
3.14%, payable through 2031	85.8	100.1
Title XI Debt:
1.22%, payable through 2043	142.4	150.3
1.35%, payable through 2044	109.9	115.9
Revolving credit facility, maturity date of July 23, 2030	—	—
Total Debt	361.2	400.9
Less: Current portion	(39.7)	(39.7)
Total Long-term Debt	321.5	361.2
Less: Deferred loan fees	(9.4)	(10.4)
Total Long-term Debt, net of deferred loan fees	$312.1	$350.8

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

MatNav may prepay any amounts outstanding under the Title XI Debt subject to a potential prepayment premium or other adjustment, in accordance with the Title XI Debt agreements. Once the Title XI Debt amounts are repaid, they may not be reborrowed. Mandatory prepayments are required under certain limited circumstances, including specified casualty events with respect to Daniel K. Inouye and Kaimana Hila (the “Vessels”).

Revolving Credit Facility: On July 23, 2025, the Company entered into a Third Amended and Restated Credit Agreement (the “Credit Agreement”), which provides for a five-year revolving credit facility, and $550 million in loan commitments, with an uncommitted $300 million increase option. The Credit Agreement also amended certain covenants and other terms including (i) amending the pricing grid to provide for pricing ranging from, at the Company’s election, Secured Overnight Financing Rate (“SOFR”) plus a margin between 1.125 percent and 1.75 percent depending on the Company’s consolidated net leverage ratio, or base rate plus a margin between 0.125 percent and 0.75 percent depending on the Company’s consolidated net leverage ratio; and (ii) eliminating the minimum consolidated interest coverage ratio financial covenant. The Company may prepay any amounts outstanding under the Credit Agreement without premium or penalty, in accordance with the terms of the Credit Agreement. The Credit Agreement contains affirmative, negative and financial covenants customary for financings of this type, including, among other things, limitations on certain other indebtedness, loans and investments, liens, mergers, asset sales, and transactions with affiliates. The Credit Agreement also contains customary events of default.

As of December 31, 2025, the Company had $544.3 million of remaining borrowing availability under the revolving credit facility. The Company used $5.7 million of the revolving credit facility for letters of credit outstanding as of December 31, 2025. Borrowings under the revolving credit facility are classified as long-term debt in the Company’s Consolidated Balance Sheets, as principal payments are not required until the maturity date.

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

Debt Maturities: At December 31, 2025, debt maturities are as follows:

As of
Year (in millions)	December 31, 2025
2026	$39.7
2027	39.7
2028	28.2
2029	28.2
2030	28.2
Thereafter	197.2
Total Debt	$361.2

Deferred Loan Fees: Activities relating to deferred loan fees for the year ended December 31, 2025 are as follows:

Deferred Loan Fees (in millions)	Amount
Balance at December 31, 2024	$10.4
Payment of deferred loan fees	0.1
Amortization expense	(1.1)
Balance at December 31, 2025	$9.4

As of December 31, 2025, amortization expense relating to deferred loan fees excluding those related to the Company’s revolving credit facility are as follows:

Year (in millions)	Amount
2026	$1.0
2027	1.0
2028	0.9
2029	0.8
2030	0.8
Thereafter	4.9
Total amortization expense of deferred loan fees	$9.4

Revolving Credit Facility Deferred Loan Fees: Deferred loan fees related to the Company’s revolving credit facility are recorded in other long-term assets in the Company’s Consolidated Balance Sheets and are amortized using the straight-line method, as the difference between the straight-line method and the effective interest method is not material. Activities relating to deferred loan fees for the year ended December 31, 2025 are as follows:

Revolving Credit Facility Deferred Loan Fees (in millions)	Amount
Balance at December 31, 2024	$0.7
Payment of deferred loan fees	1.9
Amortization expense	(0.5)
Balance at December 31, 2025	$2.1

As of December 31, 2025, amortization expense relating to revolving credit facility deferred loan fees are as follows:

Year (in millions)	Amount
2026	$0.5
2027	0.5
2028	0.4
2029	0.4
2030	0.3
Thereafter	—
Total amortization expense of revolving credit facility deferred loan fees	$2.1

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

Debt Security and Guarantees: All of the debt of the Company and MatNav, including related guarantees, as of December 31, 2025 was unsecured, except for the Title XI Debt.

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

The Company did not have any finance leases during the years ended December 31, 2025 and 2024. Certain of the Company’s lease agreements include rental payments that may be adjusted in the future based on economic conditions and others include rental payments adjusted periodically for inflation. Variable lease expense is disclosed for the adjusted portion of such payments.

The lease type by underlying asset class and maximum terms of the Company’s operating leases are as follows:

Lease Type:	Term
Real estate and terminal leases	50 years
Vessel and barge charter leases	4 years
Operations equipment and other leases	14 years

Incremental Borrowing Rate: As most of the Company’s operating leases do not provide an implicit rate of interest associated with the lease, the Company uses an estimated incremental borrowing rate based on information available at the date of adoption and subsequent lease commencement dates in calculating the present value of its operating lease liabilities. The incremental borrowing rate is determined using the U.S. Treasury rate adjusted to account for the Company’s credit rating and the collateralized nature of operating leases.

Components of Lease Cost: Components of lease cost recorded in the Company’s Consolidated Statement of Income and Comprehensive Income consists of the following for the years ended December 31, 2025, 2024 and 2023:

	Years Ended
	December 31,
(In millions)	2025	2024	2023
Operating lease cost	$147.9	$143.4	$151.0
Short-term lease cost	6.8	10.4	7.7
Variable lease cost	0.3	0.6	0.6
Total	155.0	154.4	159.3
Sublease income	(6.9)	(1.1)	(8.6)
Total lease cost, net	$148.1	$153.3	$150.7

Other Lease Information: Other information related to the Company’s operating leases consists of the following for the years ended December 31, 2025, 2024 and 2023:

	Years Ended
	December 31,
(In millions)	2025	2024	2023
Cash paid for amounts included in operating lease liabilities	$148.2	$148.7	$154.3
Right-of-use assets obtained in the exchange for new operating lease liabilities	$145.4	$205.8	$40.0

	As of December 31,
	2025	2024	2023
Weighted average remaining operating lease term	5.3 years	5.3 years	4.8 years
Weighted average incremental borrowing rate	4.6%	4.3%	3.1%

Future minimum lease payments of operating lease liabilities that have non-cancelable lease terms in excess of one year consist of the following at December 31, 2025:

As of
Year (in millions)	December 31, 2025
2026	$139.5
2027	106.2
2028	55.8
2029	33.4
2030	22.8
Thereafter	73.2
Total lease payments	430.9
Less: Interest	(55.6)
Present value of operating lease liabilities	375.3
Less: Short-term portion	(128.5)
Long-term operating lease liabilities	$246.8

10.	INCOME TAXES

Income Taxes: Income taxes consist of the following for the years ended December 31, 2025, 2024 and 2023:

	Years Ended December 31,
(In millions)	2025	2024	2023
Current:
Federal	$70.6	$86.8	$44.0
State	7.8	12.4	9.2
Foreign	3.8	3.5	3.0
Total current tax expense	82.2	102.7	56.2
Deferred:
Federal	7.9	17.9	18.2
State	(1.3)	2.8	—
Foreign	0.2	(0.4)	1.5
Total deferred tax expense	6.8	20.3	19.7
Total income taxes	$89.0	$123.0	$75.9

Income taxes for the years ended December 31, 2025, 2024 and 2023 vary from amounts computed by applying the statutory U.S. federal income tax rate due to the following:

	Years Ended December 31,
Income Taxes and Effective Income Tax Rate (Dollars in millions)	2025		2024		2023
U.S. federal statutory tax and rate	$112.1	21.0%	$125.9	21.0%	$78.3	21.0%
State and local taxes, net of federal income tax effect (1)(2)	(8.7)	(1.6)%	13.4	2.2%	4.5	1.2%
Foreign tax effects	2.9	0.5%	2.0	0.3%	2.7	0.7%
Enactment of new tax laws or rates enacted in the current period	—	—%	—	—%	—	—%
Effect of cross-border tax laws:
Foreign-derived intangible income (“FDII”)	(13.1)	(2.5)%	(18.5)	(3.1)%	(17.9)	(4.8)%
Tax credits	(0.1)	—%	(0.1)	—%	(0.1)	—%
Valuation allowances	—	—%	—	—%	—	—%
Nontaxable or nondeductible items:
Share-based payment awards	1.0	0.3%	1.3	0.2%	2.0	0.5%
Other	0.1	—%	0.1	0.1%	3.3	0.9%
Changes in unrecognized tax benefits	(2.5)	(0.5)%	(1.0)	(0.2)%	3.1	0.8%
Other adjustments	(2.7)	(0.5)%	(0.1)	—%	—	—%
Income taxes and effective income tax rate (3)	$89.0	16.7%	$123.0	20.5%	$75.9	20.3%
(1)	In 2025, State and local income taxes in California and Alaska comprise the majority of this category. In 2024 and 2023, State and local income taxes in California and Hawaii comprise the majority of this category.
(2)	State and local taxes, net of federal income tax effect for the year ended December 31, 2025 is presented net of the impact of a one-time positive tax adjustment of approximately $18.5 million or 3.5 percent.
(3)	Excluding the one-time positive tax adjustment described above, the effective income tax rate would have been 20.1 percent for the year ended December 31, 2025.

The tax effects of temporary differences that gave rise to significant positions of deferred tax assets and deferred tax liabilities at December 31, 2025 and 2024, were as follows:

	As of December 31,
(In millions)	2025	2024
Deferred tax assets:
Operating lease liabilities	$86.9	$84.0
Multi-employer withdrawal liabilities	10.2	11.4
Deferred compensation	10.0	12.1
Insurance reserves	6.3	7.8
Other	15.5	21.7
Total deferred tax assets	128.9	137.0
Valuation allowance	(4.5)	(5.0)
Total deferred tax assets, net of valuation allowance	124.4	132.0

Deferred tax liabilities:
Basis differences for property and equipment	528.8	482.7
Capital Construction Fund	142.0	192.1
Operating lease right-of-use assets	85.5	83.8
Intangibles	40.8	40.3
Other	29.2	26.5
Total deferred tax liabilities	826.3	825.4
Deferred income taxes, net	$701.9	$693.4

Income Taxes Paid, Net of Income Tax Refunds: Income tax paid, net of income tax refunds by jurisdiction for the years ended December 31, 2025, 2024 and 2023 consist of the following:

Income Taxes Paid, Net of Income Tax Refunds by Jurisdiction (in millions)	2025	2024	2023
Federal income taxes (1)	$72.0	$(40.9)	$31.3
State income taxes
California (2)	4.0	5.9	(14.9)
Hawaii (2)	3.2	2.8	(6.4)
Alaska (2)	2.9	2.4	(4.5)
Wisconsin (2)	—	0.1	(0.6)
Other	1.4	1.4	1.8
Foreign income taxes
New Zealand	1.9	1.2	0.5
China	0.7	0.6	0.3
Total income taxes paid, net (1)	$86.1	$(26.5)	$7.5
(1)	Federal income taxes paid, net of income tax refunds includes a 2021 federal income tax refund of $118.6 million received during the year ended December 31, 2024.
(2)	California, Hawaii, Alaska and Wisconsin state income taxes paid, net of income tax refunds, include state income tax refunds of $14.9 million, $7.5 million, $4.5 million, and $0.7 million received, respectively, during the year ended December 31, 2023.

State Income Tax Operating Losses, State Tax Credit and Valuation Allowance: The Company’s U.S. state income tax net operating losses (“NOLs”) and U.S. state tax credit carryforwards consist of the following at December 31, 2025 and 2024:

(In millions)	Expiration Date	2025	2024
U.S. state income tax NOLs (1)	Various dates beginning in 2032	$111.4	$136.5
U.S. state alternative minimum tax credits	No expiration date	$5.4	$5.9
(1)	U.S. State income tax NOLs are presented on a gross basis and represent U.S. State income tax NOLs acquired as part of the Horizon acquisition. The Company has recorded a full valuation allowance against these U.S. State income tax NOLs as the Company does not expect to benefit from any of these deferred tax assets.

The Company recorded a valuation allowance against its unusable portion of U.S. state income tax NOLs of $4.5 million and $5.0 million as of December 31, 2025 and 2024, respectively, as the Company believes that it is more likely than not that the benefit from these deferred assets will not be realized.

Unrecognized Tax Benefits: Total unrecognized benefits represent the amount that, if recognized, would favorably affect the Company’s income taxes and effective tax rate in future periods. The Company does not expect a material change in gross unrecognized benefits in the next twelve months. A reconciliation of the beginning and ending amount of gross unrecognized tax benefits is as follows:

	Years Ended December 31,
Unrecognized Tax Benefits (in millions)	2025	2024	2023
Balance at beginning of year	$26.7	$28.4	$25.1
Tax position changes in current year	1.1	(0.7)	3.6
Tax position changes in prior years	—	(0.1)	(0.1)
Reductions for lapse of statute of limitations	(3.3)	(0.9)	(0.2)
Balance at end of year	$24.5	$26.7	$28.4

Included in the balance of unrecognized tax benefits at December 31, 2025 are potential benefits of $21.1 million that, if recognized, would affect the Company’s income taxes and effective tax rate. The Company recognizes potential accrued interest and penalties related to unrecognized tax benefits in income taxes. To the extent interest and penalties are not ultimately assessed with respect to the settlement of uncertain tax positions, amounts accrued will be reduced and reflected as a reduction of the Company’s income taxes. Interest and penalties accrued related to the balance of unrecognized tax benefits were $0.8 million and $0.3 million as of December 31, 2025, and $1.2 million and $1.4 million as of December 31, 2024, respectively. During the years ended December 31, 2025 and 2024, the Company recognized $(0.8) million and $0.4 million, respectively, in income taxes related to interest and penalties.

The Company is no longer subject to U.S. federal income tax audits for years before 2018. The Company is routinely involved in federal, state, local income and excise tax audits, and foreign tax audits.

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

The Company’s target and actual asset allocations at December 31, 2025 and 2024 were as follows:

Asset Categories	Target	2025	2024
Domestic equities	55%	56%	58%
International equities	15%	17%	16%
Fixed income	20%	19%	19%
Alternatives (including real estate)	10%	4%	5%
Cash and cash equivalents	0%	4%	2%
Total	100%	100%	100%

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

Actual return on plan assets for the periods presented are as follows:

Actual Return on Plan Assets	Returns
One-year return	14.4%
Three-year return	12.4%
Five-year return	7.6%
Long-term average return (since plan inception in 1989)	8.4%

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

The fair values of the Company’s pension plan assets at December 31, 2025 and 2024 by asset category were as follows:

	Fair Value Measurements at December 31, 2025
		Quoted Prices in	Significant	Significant
		Active Markets	Observable	Unobservable
Asset Category (in millions)	Total	(Level 1)	Inputs (Level 2)	Inputs (Level 3)
Cash	$9.4	$9.4	$—	$—
Equity securities:
U.S. large-cap	92.8	92.8	—	—
U.S. mid- and small-cap	52.3	52.3	—	—
International large-cap	7.8	7.8	—	—
Fixed income securities:
U.S. Treasuries	21.9	14.7	7.2	—
Short-term TIPS	0.2	0.2	—	—
Investment grade U.S. corporate bonds	26.6	—	26.6	—
Convertible bonds	0.1	—	0.1	—
International fixed income securities	0.1	—	0.1	—
Total	211.2	$177.2	$34.0	$—
Investment measured at NAV (1)	47.7
Total plan assets	$258.9

	Fair Value Measurements at December 31, 2024
		Quoted Prices in	Significant	Significant
		Active Markets	Observable	Unobservable
Asset Category (in millions)	Total	(Level 1)	Inputs (Level 2)	Inputs (Level 3)
Cash	$5.1	$5.1	$—	$—
Equity securities:
U.S. large-cap	90.9	90.9	—	—
U.S. mid- and small-cap	50.2	50.2	—	—
International large-cap	7.1	7.1	—	—
Fixed income securities:
U.S. Treasuries	20.0	12.9	7.1	—
Municipal bonds	0.2	—	0.2	—
Investment grade U.S. corporate bonds	24.9	—	24.9	—
Convertible bonds	0.1	—	0.1
International fixed income securities	0.1	—	0.1	—
Total	198.6	$166.2	$32.4	$—
Investment measured at NAV (1)	42.6
Total plan assets	$241.2
(1)	Certain funds for which fair value is measured using the NAV per share as a practical expedient are not leveled within the fair value hierarchy and are included as a reconciling item to total plan assets. These investments include real estate and certain developed and emerging market equity funds.

Contributions to the qualified single employer defined benefit pension plan are determined annually by the Company, taking into consideration recommendations from the actuary based upon the actuarially determined minimum required contributions under the Employee Retirement Income Security Act of 1974 (“ERISA”), as amended, the Pension Protection Act of 2006, and the maximum deductible contribution allowed for tax purposes. The Company’s funding policy is to contribute cash so that it meets at least the minimum required contributions, with an allowance for discretionary contributions. In 2025, 2024 and 2023, the Company contributed $1.1 million, $4.5 million and $9.0 million, respectively, in pension contributions to this plan, which were in excess of the minimum required contributions.

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

Benefit Plan Assets and Obligations: The measurement date for the Company’s benefit plan disclosures is December 31 of each year. The status of the funded qualified defined benefit pension plan and the unfunded post-retirement benefit plan at December 31, 2025 and 2024 are shown below:

			Post-retirement
	Pension Benefits		Benefits
	December 31,		December 31,
(In millions)	2025	2024	2025	2024
Change in Benefit Obligation:
Benefit obligation at beginning of year	$192.2	$193.1	$18.4	$19.5
Service cost	4.6	3.7	0.2	0.2
Interest cost	10.4	9.7	1.0	1.0
Participant contributions	—	—	0.6	0.6
Actuarial loss (gain)	7.7	(1.2)	(5.2)	(0.6)
Benefits paid, net of subsidies received	(15.8)	(13.1)	(2.3)	(2.3)
Benefit obligation at end of year	199.1	192.2	12.7	18.4

Change in Plan Assets:
Fair value of plan assets at beginning of year	241.2	227.9	—	—
Actual return on plan assets	32.4	21.9	—	—
Participant contributions	—	—	0.6	0.6
Employer contributions	1.1	4.5	1.7	1.7
Benefits paid, net of subsidies received	(15.8)	(13.1)	(2.3)	(2.3)
Fair value of plan assets at end of year	258.9	241.2	—	—
Funded Status and Recognized Plan Assets and Benefit Obligations	$59.8	$49.0	$(12.7)	$(18.4)

Qualified pension and post-retirement benefit plan assets and liabilities recognized in the Consolidated Balance Sheets and expenses recognized in accumulated other comprehensive income (loss) at December 31, 2025 and 2024 were as follows:

			Post-retirement
	Pension Benefits		Benefits
	December 31,		December 31,
(In millions)	2025	2024	2025	2024
Non-current assets	$59.8	$49.0	$—	$—
Current liabilities	—	—	(0.7)	(1.1)
Non-current liabilities	—	—	(12.0)	(17.3)
Total	$59.8	$49.0	$(12.7)	$(18.4)

Net (loss) gain, net of taxes	$(8.6)	$(14.0)	$6.0	$2.5
Prior service credit, net of taxes	—	—	2.9	5.6
Total	$(8.6)	$(14.0)	$8.9	$8.1

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

Components of the net periodic benefit cost and other amounts recognized in other comprehensive income (loss) for the qualified pension plan and the post-retirement benefit plan during 2025, 2024 and 2023 were as follows:

	Pension Benefits			Post-retirement Benefits
	December 31,			December 31,
(In millions)	2025	2024	2023	2025	2024	2023
Components of Net Periodic Benefit Cost (Credit):
Service cost	$4.6	$3.7	$3.1	$0.2	$0.2	$0.2
Interest cost	10.4	9.7	10.0	1.0	1.0	0.8
Expected return on plan assets	(17.5)	(15.1)	(13.9)	—	—	—
Amortization of net actuarial loss (gain)	—	0.4	1.3	(0.6)	(0.8)	(2.0)
Amortization of prior service credit	—	—	—	(3.2)	(3.7)	(3.7)
Net periodic benefit cost (credit)	(2.5)	(1.3)	0.5	(2.6)	(3.3)	(4.7)

Other Changes in Plan Assets and Benefit Obligations Recognized in Other Comprehensive Income, net of tax:
Net (gain) loss	(5.4)	(6.0)	(4.5)	(3.9)	(0.5)	3.4
Amortization of net actuarial (loss) gain	—	(0.3)	(1.0)	0.5	0.6	1.5
Amortization of prior service credit	—	—	—	2.6	2.8	2.8
Total recognized in other comprehensive (income) loss	(5.4)	(6.3)	(5.5)	(0.8)	2.9	7.7
Total recognized in net periodic benefit cost and other comprehensive (income) loss	$(7.9)	$(7.6)	$(5.0)	$(3.4)	$(0.4)	$3.0

The weighted average assumptions used to determine benefit information during 2025, 2024 and 2023 were as follows:

	Pension Benefits			Post-retirement Benefits
	December 31,			December 31,
	2025	2024	2023	2025	2024	2023
Discount rate (1)	5.30%	5.60%	5.30%	5.60%	5.60%	5.40%
Expected return on plan assets	7.50%	6.85%	6.85%
Rate of compensation increase	3.00%	3.50%	3.50%	3.00%	3.50%	3.50%
Cash balance interest credit rate	4.15% - 5.01%	3.90% - 4.42%	4.50% - 3.25%
Immediate health care cost trend rate:
Pre-65 group				8.00%	6.30%	6.80%
Post-65 group				7.00%	6.50%	7.10%
Ultimate health care cost trend rate				4.00%	3.90%	3.90%
Year ultimate health care cost trend rate is reached				2049	2048	2048
(1)	The Company derives a single equivalent rate utilizing a yield curve constructed from a portfolio of high-quality corporate bonds with various maturities.

Non-qualified Pension Plans: The Company has non-qualified supplemental pension plans covering certain employees and retirees, which provide for incremental pension payments from the Company’s general funds so that total pension benefits would be substantially equal to amounts that would have been payable from the Company’s qualified pension plans if it were not for limitations imposed by income tax law. A few employees and retirees receive additional supplemental pension benefits. Non-qualified pension plan liabilities recognized in the Consolidated Balance Sheets and expenses recognized in accumulated other comprehensive income (loss) at December 31, 2025 and 2024 are as follows:

	Non-qualified
	Pension Benefits
	December 31,
(In millions)	2025	2024
Current liabilities	$(1.2)	$(0.4)
Non-current liabilities	(4.1)	(4.0)
Total	$(5.3)	$(4.4)

Net (loss), net of taxes	$(0.7)	$(0.4)
Total	$(0.7)	$(0.4)

Discount rates of 5.0 percent and 5.4 percent were used in determining the 2025 and 2024 non-qualified pension plan obligations, respectively.

Estimated Benefit Payments: The estimated future benefit payments for the next ten years consist of the following as of December 31, 2025:

		Non-qualified
	Pension	Pension	Post-retirement
Year (in millions)	Benefits	Benefits	Benefits (1)
2026	$15.5	$1.2	$0.7
2027	16.1	0.5	0.7
2028	16.4	0.4	0.8
2029	16.5	0.5	0.8
2030	16.4	0.4	0.8
2031-2035	82.0	3.0	3.9
Total	$162.9	$6.0	$7.7
(1)	Net of participant contributions and Medicare Part D subsidies.

Defined Contribution Plans: The Company sponsors defined contribution plans that qualify under Sections 401(a) and 401(k) of the Internal Revenue Code. The Company may make discretionary matching contributions equal to a specified percentage of each participant’s 401(k) contributions and makes other non-discretionary contributions. For the year ended December 31, 2025, the Company provided employees with discretionary matching contributions of up to 3 percent of eligible employee compensation, and for a select group of employees, up to 4 percent of eligible employee compensation. The Company’s matching contributions and other contributions expensed in 2025, 2024 and 2023 were $6.3 million, $4.6 million and $4.2 million, respectively.

The Company may also provide a discretionary profit sharing contribution under the qualified defined contribution plans to non-bargaining unit employees, if both a minimum threshold of Company performance is achieved and the Board of Directors has approved the profit sharing contribution. For certain eligible employees, supplemental profit sharing contributions are credited under a non-qualified plan to be paid after separation from service from the Company’s general funds so that total profit sharing contributions would be substantially equal to amounts that would have been contributed to the Company’s qualified defined contribution plans if it were not for limitations imposed by income tax law. Discretionary profit sharing contributions expensed in 2025, 2024 and 2023 were $2.2 million, $3.1 million and $3.1 million, respectively.

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

The multi-employer pension plans are subject to the plan termination insurance provisions of ERISA and are paying premiums to the Pension Benefit Guaranty Corporation (“PBGC”). The statutes provide that an employer who withdraws from, or significantly reduces its contribution obligation to, a multi-employer plan generally will be required to continue funding its proportional share of the plan’s unfunded vested benefits. As of December 31, 2025, the Company’s estimated benefit plan withdrawal obligations were $124.0 million. Except as described in Note 12, no withdrawal obligations have been recorded by the Company in the Consolidated Balance Sheets at December 31, 2025 and 2024, as the Company has no present intention of withdrawing from and does not anticipate termination of any of these plans.

Information regarding the Company’s participation in multi-employer pension plans is outlined in the table below. The “EIN/Pension Plan Number” column provides the Employer Identification Number (“EIN”) and the three-digit plan number, if applicable. Unless otherwise noted, the most recent Pension Protection Act zone status available in 2025 and 2024 is for the plan’s year-end at December 31, 2025 and 2024, respectively. The zone status is based on information that the Company received from the plan and is certified by the plan’s actuary. Among other factors, plans in the red zone are generally less than 65 percent funded; plans in the orange zone are both a) less than 80 percent funded and b) have an accumulated/expected funding deficiency in any of the next six plan years, net of any amortization extensions; plans in the yellow zone meet either one of the criteria mentioned in the orange zone; and plans in the green zone are at least 80 percent funded. The funding improvement plan (“FIP”) or rehabilitation plan (“RP”) column indicates the status which is either pending or has been implemented. The last column lists the expiration dates of the collective-bargaining agreements to which the plans are subject.

			Pension
			Protection Act
			Zone as of		FIP/RP Status	5%	Contributions of Matson
	EIN/Pension		December 31,		Pending/	Contributor	(in millions)			Surcharge	Expiration
Pension Funds	Plan Number	Notes	2025	2024	Implemented	in 2025	2025	2024	2023	Imposed	Date (1)
American Radio Association Pension Fund	13-6161999-001		Green	Green	Implemented	Yes	$1.0	$1.0	$1.0	No	6/15/2028
Hawaii Longshore Pension Plan	99-0314293-001		Green	Green	No	Yes	13.0	12.9	12.1	No	6/30/2028
Master, Mates and Pilots Pension Plan	13-6372630-001		Green	Green	No	Yes	3.6	3.7	3.6	No	6/15/2027,
											6/15/2028
Masters, Mates and Pilots Adjustable Pension Plan	37-1719247-001		Green	Green	No	Yes	2.0	2.1	2.0	No	6/15/2027,
											6/15/2028
MEBA Pension Trust - Defined Benefit Plan	51-6029896-001		Green	Green	No	Yes	4.6	4.6	4.2	No	6/15/2028
OCU Pension Trust Plan	26-1574440-001		Green	Green	No	No	0.8	0.6	0.4	No	6/30/2030
MFOW Supplementary Pension Plan	94-6201677-001		Yellow	Yellow	No	Yes	0.1	0.1	0.1	No	6/30/2026
SIU Pacific District Pension Plan	94-6061923-001		Green	Green	No	Yes	1.2	1.3	1.3	No	6/30/2026
Alaska Teamster - Employer Pension Plan	92-6003463-024		Red	Red	Implemented	Yes	3.8	3.8	3.9	No	6/30/2026,
											6/30/2027,
											6/30/2028
All Alaska Longshore Pension Plan	91-6085352-001		Green	Green	No	Yes	1.6	2.2	1.8	No	6/30/2028
Western Conference of Teamsters Pension Plan	91-6145047-001		Green	Green	No	No	2.3	2.3	2.1	No	3/31/2028
Western Conference of Teamsters Supplemental Benefit Trust	95-3746907-001		Green	Green	No	No	0.1	0.1	0.1	No	3/31/2028
OPEIU Local 153 Pension Plan	13-2864289-001		Red	Red	Implemented	No	0.1	0.1	0.1	No	11/9/2028
Seafarers Pension Plan	13-6100329-001	(2)	Green	Green	No	No	—	—	—	No	6/30/2027
Total							$34.2	$34.8	$32.7
(1)	Represents the expiration date of the collective bargaining agreement.
(2)	The Company does not make contributions directly to the Seafarers Pension Plan. Instead, contributions are made to the Seafarers Health and Benefits Plan, and are subsequently re-allocated to the Seafarers Pension Plan at the discretion of the plan Trustees.

The Company also contributes to multi-employer plans that provide post-retirement health and other benefits other than pensions under the terms of collective-bargaining agreements. Benefits provided to active and retired employees and their eligible dependents under these plans include medical, dental, vision and prescription drugs. These plans are not subject to the PBGC plan termination and withdrawal liability provisions of ERISA applicable to multi-employer defined benefit pension plans. Contributions made to these plans were $40.8 million, $41.2 million and $37.7 million in 2025, 2024 and 2023, respectively.

Multi-employer Defined Contribution Plans: The Company contributes to six multi-employer defined contribution pension plans. These plans are not subject to the withdrawal liability provisions of ERISA or the PBGC applicable to multi-employer defined benefit pension plans. Contributions made to these plans by the Company were $6.0 million, $6.0 million and $5.7 million in 2025, 2024 and 2023, respectively.

12.	MULTI-EMPLOYER WITHDRAWAL LIABILITIES

The Company acquired Horizon on May 29, 2015. Prior to this acquisition, Horizon had ceased all of its operations in Puerto Rico during the first quarter of 2015, which resulted in a mass withdrawal from its multi-employer ILA-PRSSA pension fund. The Company assumed this liability as part of the acquisition. The Company estimated the mass withdrawal liability based upon the required undiscounted quarterly payment of approximately $1.0 million to be paid to the ILA-PRSSA pension fund over a period which ends in March 2040, discounted to present value using the Company’s incremental borrowing rate. Future estimated annual payments to be paid to the ILA-PRSSA pension fund as of December 31, 2025 were as follows:

Year (in millions)	Total
2026	$4.1
2027	4.1
2028	4.1
2029	4.1
2030	4.1
Thereafter	39.0
Total remaining future undiscounted payments due to the ILA-PRSSA pension fund	59.5
Less: amount representing interest	(13.5)
Present value of multi-employer withdrawal liability	46.0
Current portion of multi-employer withdrawal liability	(4.1)
Long-term portion of multi-employer withdrawal liability	$41.9

13.ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

Changes in accumulated other comprehensive income (loss) by component, net of tax, consist of the following for the years ended December 31, 2025 and 2024:

			Non-		Accumulated
		Post-	Qualified		Other
	Pension	Retirement	Pension		Comprehensive
(In millions)	Benefits	Benefits	Benefits	Other	Income (Loss)
Balance at December 31, 2023	$(20.3)	$11.0	$(0.2)	$1.3	$(8.2)
Amortization of prior service cost	—	(2.8)	—	—	(2.8)
Amortization of net actuarial gain (loss)	6.3	(0.1)	(0.2)	—	6.0
Foreign currency exchange	—	—	—	(1.9)	(1.9)
Other adjustments	—	—	—	0.4	0.4
Balance at December 31, 2024	(14.0)	8.1	(0.4)	(0.2)	(6.5)
Amortization of prior service cost	—	(2.6)	—	—	(2.6)
Amortization of net actuarial gain (loss)	5.4	3.4	(0.3)	—	8.5
Foreign currency exchange	—	—	—	1.7	1.7
Other adjustments	—	—	—	0.5	0.5
Balance at December 31, 2025	$(8.6)	$8.9	$(0.7)	$2.0	$1.6

Other comprehensive income (loss) in the Consolidated Statements of Income and Comprehensive Income is shown net of tax benefit (expense) of $5.6 million, $(2.5) million and $(1.2) million for the years ended December 2025, 2024 and 2023, respectively.

14.EARNINGS PER SHARE

Basic earnings per share are determined by dividing net income by the weighted-average common shares outstanding during the year. The calculation of diluted earnings per share includes the dilutive effect of non-vested restricted stock units. The computation of weighted average common shares outstanding excluded a nominal amount of anti-dilutive restricted stock units for each of the years ended December 31, 2025, 2024 and 2023.

The computations for basic and diluted earnings per share for the years ended December 31, 2025, 2024 and 2023 are as follows:

	Year Ended December 31, 2025			Year Ended December 31, 2024			Year Ended December 31, 2023
		Weighted	Per		Weighted	Per		Weighted	Per
		Average	Common		Average	Common		Average	Common
	Net	Common	Share	Net	Common	Share	Net	Common	Share
(In millions, except per share amounts)	Income	Shares	Amount	Income	Shares	Amount	Income	Shares	Amount
Basic:	$444.8	31.8	$13.99	$476.4	33.7	$14.14	$297.1	35.3	$8.42
Effect of Dilutive Securities:	—	0.4	(0.18)	—	0.5	(0.21)	—	0.4	(0.10)
Diluted:	$444.8	32.2	$13.81	$476.4	34.2	$13.93	$297.1	35.7	$8.32

15.	SHARE-BASED AWARDS

Effective April 24, 2025, the shareholders of the Company adopted and approved the Matson, Inc. 2025 Incentive Compensation Plan (the “2025 Plan”) which serves as a successor to the Amended and Restated 2016 Plan. Under the 2025 Plan, 1.4 million shares of common stock were reserved for issuance. The 2025 Plan consists of three separate incentive compensation programs: (i) the discretionary grant program, (ii) the stock issuance program, and (iii) the automatic grant program for the non-employee members of the Company’s Board of Directors, which are described as follows.

Discretionary Grant Program — Under the Discretionary Grant Program, stock options may be granted with an exercise price no less than 100 percent of the fair market value (defined as the closing market price) of the Company’s common stock on the date of the grant. No stock options have been granted under the 2025 Plan.

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

The shares of common stock authorized to be issued under the 2025 Plan may be drawn from shares of the Company’s authorized but unissued common stock or from shares of its common stock that the Company acquires, including shares purchased on the open market or in private transactions.

Share-based compensation expense and other information related to share-based awards for the years ended December 31, 2025, 2024 and 2023 are as follows:

	Years Ended December 31,
Share-based compensation expense, net of estimated forfeitures (in millions)	2025	2024	2023
Share-based compensation expense	$22.7	$26.5	$23.8
Tax benefit realized upon stock vesting	$6.0	$5.6	$6.1
Fair value of stock vested	$27.5	$25.6	$27.8

As of December 31, 2025, unrecognized compensation cost related to non-vested restricted stock units and performance-based equity awards was $20.7 million. Unrecognized compensation cost is expected to be recognized over a weighted average period of approximately 1.6 years.

The following table summarizes non-vested restricted stock unit activity through December 31, 2025 (in thousands, except weighted average grant-date fair value amounts):

	2025 Plan	Weighted
	Restricted	Average Grant-
	Stock Units	Date Fair Value
Outstanding at December 31, 2024	448	$93.83
Granted	151	$139.16
Vested	(269)	$101.91
Canceled	(13)	$120.70
Added by performance factor (1)	87	$101.17
Outstanding at December 31, 2025	404	$108.77
(1)	Represents shares paid out above target.

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

The Company uses Level 1 inputs for the fair values of its cash and cash equivalents, and CCF cash and cash equivalent and investments, and Level 2 inputs for its fixed rate debt. The fair values of cash and cash equivalents, and CCF cash and cash equivalents approximate their carrying values due to the nature of the instruments. The fair value of CCF investments is calculated based upon quoted prices available in active markets. The fair value of fixed rate debt is calculated based upon interest rates available for debt with terms and maturities similar to the Company’s existing debt arrangements.

The carrying value and fair value of the Company’s financial instruments consists of the following as of December 31, 2025 and 2024:

			Quoted Prices in	Significant	Significant
	Total		Active Markets	Observable	Unobservable
	Carrying Value	Total	(Level 1)	Inputs (Level 2)	Inputs (Level 3)

(In millions)	December 31, 2025	Fair Value Measurements at December 31, 2025
Cash and cash equivalents	$141.9	$141.9	$141.9	$—	$—
CCF - Cash and cash equivalent	$307.2	$307.2	$307.2	$—	$—
CCF - Investments	$225.5	$226.4	$226.4	$—	$—
Fixed rate debt	$361.2	$293.6	$—	$293.6	$—

(In millions)	December 31, 2024	Fair Value Measurements at December 31, 2024
Cash and cash equivalents	$266.8	$266.8	$266.8	$—	$—
CCF - Cash and cash equivalent	$230.7	$230.7	$230.7	$—	$—
CCF - Investments	$411.9	$412.5	$412.5	$—	$—
Fixed rate debt	$400.9	$317.7	$—	$317.7	$—

17.	COMMITMENTS AND CONTINGENCIES

Commitments: Commitments and contractual obligations, excluding debt obligations (see Note 8), lease commitments (see Note 9), pension and post-retirement plan obligations (see Note 11), and multi-employer withdrawal liabilities (see Note 12), are as follows as of December 31, 2025:

Commitments and Contractual Obligations (in millions)	Total
Standby letters of credit (1)	$5.7
Bonds (2)	$84.0
Vessel construction obligations (3)	$579.2
Vendor and other obligations (4)	$186.0
(1)	Standby letters of credit are required for the Company’s uninsured workers’ compensation and other insurance programs, and other needs.
(2)	Bonds represent U.S. Customs bonds, contract guarantee related performance bonds, and bonds related to other matters.
(3)	Vessel construction obligations represent remaining contractual obligations (excluding owner’s items and change orders) entered into for the construction of three new Jones Act vessels.
(4)	Vendor and other obligations include: (i) non-cancellable contractual capital project obligations; (ii) dry-docking related obligations; and (iii) other contractual obligations. Amounts are considered obligations if a contract has been agreed to specifying significant terms of the contract, and the amounts are not reflected in the Consolidated Balance Sheets as of December 31, 2025.

These amounts are not recorded on the Company’s Consolidated Balance Sheet as of December 31, 2025 and it is not expected that the Company or its subsidiaries will be called upon to advance funds under these commitments and contractual obligations.

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

There have not been any changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the Company’s fiscal fourth quarter ended December 31, 2025, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

Trading Plans: During the quarter ended December 31, 2025, no director or Section 16 officer adopted or terminated any Rule 10b5-1 trading arrangements or non-Rule 10b5-1 trading arrangements (as defined in Item 408(a) of Regulation S-K).

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

A.	Directors

The information about the directors of Matson required under this item will be included under the section captioned “Election of Directors” in Matson’s Proxy Statement for the 2026 Annual Meeting of Shareholders to be filed with the SEC within 120 days of the fiscal year ended December 31, 2025 (“Matson’s 2026 Proxy Statement”), which section is incorporated herein by reference.

B.	Information About Our Executive Officers

The information about the executive officers of Matson required under this item will be included under the subsection captioned “Executive Officers” in Matson’s 2026 Proxy Statement, which subsection is incorporated herein by reference.

C.	Corporate Governance

The information about the Audit Committee of the Matson Board of Directors and compliance with Section 16(a) of the Exchange Act, will be included under the subsections captioned “Board of Directors and Committees of the Board” and, if applicable, “Delinquent Section 16(a) Reports” in Matson’s 2026 Proxy Statement, which subsections are incorporated herein by reference.

D.	Code of Ethics

The information about Matson’s Code of Ethics required under this item will be included under the subsection captioned “Code of Ethics” in Matson’s 2026 Proxy Statement, which subsection is incorporated herein by reference.

E.	Insider Trading Policy

The information about Matson’s Insider Trading Policy required under this item will be included under the subsection captioned “Insider Trading Policy” in Matson’s 2026 Proxy Statement, which subsection is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION

The information required under this item will be included under the section captioned “Executive Compensation” and the subsections captioned “Compensation of Directors” and “Pay Risk Assessment” in Matson’s 2026 Proxy Statement, which section and subsections are incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Equity Compensation Plan Information: The following table sets forth, as of December 31, 2025, certain information regarding Matson’s equity compensation plan:

Number of shares
	Number of shares				remaining available for
	to be issued		Weighted-average		future issuance under
	upon exercise of		exercise price of		equity compensation
	outstanding options,		outstanding options,		plans (excluding shares
Plan Category	warrants and rights		warrants and rights		reflected in column (a))
	(a)		(b)		(c)
Equity compensation plans approved by shareholders	404,250	(1)	$—	(2)	1,198,259	(3)
Equity compensation plans not approved by shareholders	—		—		—
Total	404,250		$—		1,198,259
(1)	This includes 197,784 shares subject to unvested restricted stock unit awards and 206,466 shares subject to unvested Performance Share awards.
(2)	Restricted stock unit and Performance Share awards do not have exercise prices.
(3)	These shares are available for issuance under the 2025 Plan.

Other information required under this item will be included under the section captioned “Security Ownership of Certain Shareholders” and the subsection captioned “Security Ownership of Directors and Executive Officers” in Matson’s 2026 Proxy Statement, which section and subsection are incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required under this item will be included in the section captioned “Election of Directors” and the subsection captioned “Certain Relationships and Transactions” in Matson’s 2026 Proxy Statement, which section and subsection are incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required under this item will be included under the sections captioned “Audit Committee Report” and “Ratification of Appointment of Independent Registered Public Accounting Firm” in Matson’s 2026 Proxy Statement, which sections are incorporated herein by reference.

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

Exhibits filed pursuant to the Securities Exchange Act of 1934 were filed under file number 001-34187. Shareholders may obtain copies of exhibits for a copying and handling charge of $0.15 per page by writing to Corporate Secretary, Matson, Inc., 2121 North California Blvd., Walnut Creek, California 94596.

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

10.1

Third Amended and Restated Credit Agreement among Matson, Inc., Bank of America, N.A. as the Agent, and the lenders party thereto, dated as of July 23, 2025 (incorporated by reference to Exhibit 10.3 of Matson’s Form 10-Q for the quarter ended June 30, 2025).

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

10.8

Fourth Amendment to December 21, 2016 Note Purchase Agreement among Matson, Inc. and the purchasers named therein, dated as of July 23, 2025 (incorporated by reference to Exhibit 10.5 of Matson’s Form 10-Q for the quarter ended June 30, 2025).

10.9

Fourth Amendment to Third Amended and Restated Note Purchase and Private Shelf Agreement among Matson, Inc. and the purchasers party thereto, dated as of July 23, 2025 (incorporated by reference to Exhibit 10.4 of Matson’s Form 10-Q for the quarter ended June 30, 2025).

10.10

Amended and Restated Limited Liability Company Agreement of SSA Terminals, LLC by and between SSA Ventures, Inc. and Matson Ventures, Inc., dated as of April 24, 2002 (certain portions of this exhibit have been omitted pursuant to a confidential treatment request submitted to the Commission) (incorporated by reference to Exhibit 10.1 of Matson’s Form 10-Q for the quarter ended June 30, 2012).

10.11

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

10.19*	Matson, Inc. Excess Benefits Plan, amended and restated effective August 27, 2014 (incorporated by reference to Exhibit 10.1 of Matson’s Form 8-K dated August 28, 2014).

10.20*	Form of Letter Agreement entered into with certain executive officers (incorporated by reference to Exhibit 10.45 of Matson’s Form 10-K for the year ended December 31, 2012).

10.21*	Schedule identifying executive officers who have entered into Form of Letter Agreement (incorporated by reference to Exhibit 10.42 of Matson’s Form 10-K for the year ended December 31, 2014).

10.22*	Form of Letter Agreement entered into with executive officer (incorporated by reference to Exhibit 10.1 of Matson’s Form 8-K dated October 24, 2014).

10.23*	Letter Agreement Counter Parties (incorporated by reference to Exhibit 10.1 of Matson’s Form 10-Q for the quarter ended September 30, 2025).

10.24*	Amended and Restated Matson, Inc. Executive Severance Plan (incorporated by reference to Exhibit 10.28 of Matson’s Form 10-K for the year ended December 31, 2020).

10.25*	Matson, Inc. Deferred Compensation Plan (incorporated by reference to Exhibit 10.51 of Matson’s Form 10-K for the year ended December 31, 2012).

10.26*	Amendment No. 1 to the Matson, Inc. Deferred Compensation Plan (incorporated by reference to Exhibit 10.30 of Matson’s Form 10-K for the year ended December 31, 2020).

10.27

Form of Capital Construction Fund Agreement with Matson Navigation Company, as amended by Addendums No. 2, No. 5, No. 18, No. 20, No. 31 and No. 33 thereto (incorporated by reference to Exhibit 10.35 of Matson’s Form 10-K for the year ended December 31, 2021).

10.28

Form of Voting Agreement, dated as of November 11, 2014, among Matson Navigation Company, Inc. and certain holders of voting securities of Horizon Lines, Inc. (incorporated by reference to Exhibit 10.1 of Matson’s Form 8-K dated November 11, 2014).

10.29*	Amended and Restated Matson, Inc. 2016 Incentive Compensation Plan (incorporated by reference to Exhibit 99.1 of Matson’s Form S-8 date July 30, 2021).

10.30*	Amended and Restated Matson, Inc. Cash Incentive Plan, effective January 1, 2016 (incorporated by reference to Exhibit 10.63 of Matson’s Form 10-K for the year ended December 31, 2016).

10.31*

Form of 2016 Plan Restricted Stock Unit Award Agreement for Non-Employee Directors (Deferral Election) (incorporated by reference to Exhibit 10.65 of Matson’s Form 10-K for the year ended December 31, 2016).

10.32*	Form of 2016 Plan Performance Share Award Agreement for Executive Employees (ROIC) (incorporated by reference to Exhibit 10.47 of Matson’s Form 10-K for the year ended December 31, 2020).

10.33*	Form of 2016 Plan Performance Share Award Agreement for Executive Employees (TSR) (incorporated by reference to Exhibit 10.48 of Matson’s Form 10-K for the year ended December 31, 2020).

10.34*	Form of 2016 Plan Performance Share Award Agreement for Non-Executive Employees (incorporated by reference to Exhibit 10.49 of Matson’s Form 10-K for the year ended December 31, 2020).

10.35*	Form of 2016 Plan Time-Based Restricted Stock Unit Agreement for Executive Employees (incorporated by reference to Exhibit 10.50 of Matson’s Form 10-K for the year ended December 31, 2020).

10.36*	Form of 2016 Plan Time-Based Restricted Stock Unit Agreement for Non-Executive Employees (incorporated by reference to Exhibit 10.51 of Matson’s Form 10-K for the year ended December 31, 2020).

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

10.39	Amendment to Third Amended and Restated Note Purchase and Private Shelf Agreement, dated as of March 31, 2021 (incorporated by reference to Exhibit 10.2 of Matson’s Form 8-K dated April 5, 2021).

10.40	Amendment to Note Purchase Agreement dated December 21, 2016, dated as of March 31, 2021 (incorporated by reference to Exhibit 10.3 of Matson’s Form 8-K dated April 5, 2021).

10.41†

Shipbuilding Contract Vessel Type Aloha Class L – Hull No. 040, by and between Philly Shipyard, Inc. and Matson Navigation Company, Inc., dated as of November 1, 2022 (incorporated by reference to Exhibit 10.48 of Matson’ s Form 10-K for the year ended December 31, 2022).

10.42†

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

10.44*

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

10.47*

Form of 2016 Plan Time-Based Restricted Stock Unit Agreement for Executive Employees for grants awarded after January 1, 2024 (incorporated by reference to Exhibit 10.48 of Matson’s Form 10-K for the year ended December 31, 2023).

10.48*

Form of 2016 Plan Time-Based Restricted Stock Unit Agreement for Non-Executive Employees for grants awarded after January 1, 2024 (incorporated by reference to Exhibit 10.49 of Matson’s Form 10-K for the year ended December 31, 2023).

10.49*	Matson, Inc. 2025 Incentive Compensation Plan (incorporated by reference to Exhibit 10.1 of Matson’s Form 8-K dated April 28, 2025).

10.50*	Form of 2025 Plan Performance Share Award Agreement (ROIC metric) for Executive Employees (incorporated by reference to Exhibit 10.7 of Matson’s Form 10-Q for the quarter ended June 30, 2025).

10.51*	Form of 2025 Plan Performance Share Award Agreement (TSR metric) for Executive Employees (incorporated by reference to Exhibit 10.8 of Matson’s Form 10-Q for the quarter ended June 30, 2025).

10.52*	Form of 2025 Plan Performance Share Award Agreement for Non-Executive Employees (incorporated by reference to Exhibit 10.9 of Matson’s Form 10-Q for the quarter ended June 30, 2025).

10.53*	Form of 2025 Plan Time-Based Restricted Stock Unit Award Agreement for Executive Employees (incorporated by reference to Exhibit 10.10 of Matson’s Form 10-Q for the quarter ended June 30, 2025).

10.54*	Form of 2025 Plan Time-Based Restricted Stock Unit Award Agreement for Non-Executive Employees (incorporated by reference to Exhibit 10.11 of Matson’s Form 10-Q for the quarter ended June 30, 2025).

10.55*

Form of 2025 Plan Restricted Stock Unit Award Agreement for Non-Employee Directors (Deferral Election) (incorporated by reference to Exhibit 10.12 of Matson’s Form 10-Q for the quarter ended June 30, 2025).

10.56*	Form of 2025 Plan Restricted Stock Unit Award Agreement for Non-Employee Directors (No Deferral) (incorporated by reference to Exhibit 10.13 of Matson’s Form 10-Q for the quarter ended June 30, 2025).

19	Matson, Inc. Insider Trading Policy (incorporated by reference to Exhibit 19 of Matson’s Form 10-K for the year ended December 31, 2024).

21**	Matson, Inc. Subsidiaries as of December 31, 2025.

23**	Consent of Deloitte & Touche, LLP dated February 27, 2026.

31.1**	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2**	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32***	Certifications of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

97	Policy Regarding Recoupment of Certain Compensation (as amended and restated October 26, 2023) (incorporated by reference to Exhibit 97 of Matson’s Form 10-K for the year ended December 31, 2023).

101.INS**	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH**	Inline XBRL Taxonomy Extension Schema Document
101.CAL**	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF**	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB**	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE**	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104**	Cover Page Interactive Data File – the cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

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

MATSON, INC.
(Registrant)

Date: February 27, 2026	/s/ Matthew J. Cox
Matthew J. Cox
Chairman and
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Matthew J. Cox	Chairman and Chief Executive Officer	February 27, 2026
Matthew J. Cox	(principal executive officer)

/s/ Meredith J. Ching	Director	February 27, 2026
Meredith J. Ching

/s/ Mark H. Fukunaga	Director	February 27, 2026
Mark H. Fukunaga

/s/ Stanley M. Kuriyama	Director	February 27, 2026
Stanley M. Kuriyama

/s/ Constance H. Lau	Director	February 27, 2026
Constance H. Lau

/s/ Bradley D. Tilden	Director	February 27, 2026
Bradley D. Tilden

/s/ Jenai S. Wall	Director	February 27, 2026
Jenai S. Wall

/s/ Joel M. Wine	Executive Vice President and Chief Financial Officer	February 27, 2026
Joel M. Wine	(principal financial officer)

/s/ Kevin L. Stuck	Vice President and Controller	February 27, 2026
Kevin L. Stuck	(principal accounting officer)

*****