Form 10-Q
period 2026-03-31
Matson, Inc.
filed 2026-05-05
CIK 3453

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2026

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

Number of shares of common stock outstanding as of March 31, 2026: 30,263,281

MATSON, INC. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

MATSON, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Income and Comprehensive Income

(Unaudited)

	Three Months Ended
	March 31,
(In millions, except per share amounts)	2026	2025
Operating Revenue:
Ocean Transportation	$606.5	$637.4
Logistics	151.3	144.6
Total Operating Revenue	757.8	782.0

Costs and Expenses:
Operating costs	(623.9)	(631.1)
Income from SSAT	5.0	6.6
General and administrative	(77.5)	(75.4)
Total Costs and Expenses	(696.4)	(699.9)

Operating Income	61.4	82.1
Interest income	6.1	9.4
Interest expense, net	(1.6)	(1.7)
Other income (expense), net	2.0	2.4
Income before Taxes	67.9	92.2
Income taxes	(11.3)	(19.9)
Net Income	$56.6	$72.3

Comprehensive Income (Loss), Net of Income Taxes:
Net Income	$56.6	$72.3
Other Comprehensive Income (Loss):
Net change in pension and post-retirement liabilities	(0.5)	(0.8)
Other adjustments	—	0.5
Total Other Comprehensive Income (Loss), Net of Income Taxes	(0.5)	(0.3)
Total Comprehensive Income	$56.1	$72.0

Basic Earnings Per Share	$1.86	$2.20
Diluted Earnings Per Share	$1.85	$2.18

Weighted Average Number of Shares Outstanding:
Basic	30.4	32.8
Diluted	30.6	33.2

See Notes to Condensed Consolidated Financial Statements.

MATSON, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(Unaudited)

	March 31,	December 31,
(In millions)	2026	2025
ASSETS
Current Assets:
Cash and cash equivalents	$100.1	$141.9
Accounts receivable, net of allowance for credit losses of $8.2 million and $8.6 million, respectively	257.9	256.8
Prepaid expenses and other assets	78.4	73.2
Total current assets	436.4	471.9
Long-term Assets:
Investment in SSAT	101.5	96.2
Property and equipment, net	2,510.6	2,499.4
Operating lease right-of-use assets	345.6	369.6
Goodwill	327.8	327.8
Intangible assets, net	143.5	146.6
Capital Construction Fund	521.5	532.7
Deferred dry-docking costs, net	99.1	94.7
Other long-term assets	97.0	96.7
Total long-term assets	4,146.6	4,163.7
Total Assets	$4,583.0	$4,635.6

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Current portion of debt	$39.7	$39.7
Accounts payable and accruals	254.3	244.9
Operating lease liabilities	125.3	128.5
Other liabilities	110.6	114.3
Total current liabilities	529.9	527.4
Long-term Liabilities:
Long-term debt, net of deferred loan fees	302.2	312.1
Long-term operating lease liabilities	230.0	246.8
Deferred income taxes, net	702.7	701.9
Other long-term liabilities	88.1	88.4
Total long-term liabilities	1,323.0	1,349.2
Commitments and Contingencies (see Note 16)
Shareholders’ Equity:
Common stock	22.7	22.8
Additional paid in capital	274.6	295.2
Accumulated other comprehensive income (loss), net	1.1	1.6
Retained earnings	2,431.7	2,439.4
Total shareholders’ equity	2,730.1	2,759.0
Total Liabilities and Shareholders’ Equity	$4,583.0	$4,635.6

See Notes to Condensed Consolidated Financial Statements.

MATSON, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Three Months Ended March 31,
(In millions)	2026	2025
Cash Flows From Operating Activities:
Net income	$56.6	$72.3
Reconciling adjustments:
Depreciation and amortization	42.2	40.6
Amortization of operating lease right-of-use assets	33.7	34.5
Deferred income taxes, net	0.7	0.4
Share-based compensation expense	5.5	5.8
Income from SSAT	(5.0)	(6.6)
Other	0.3	(1.9)
Changes in assets and liabilities:
Accounts receivable, net	(1.1)	(1.6)
Deferred dry-docking payments	(11.9)	(10.4)
Deferred dry-docking amortization	7.7	6.6
Prepaid expenses and other assets	(4.0)	(6.9)
Accounts payable, accruals and other liabilities	1.0	(5.3)
Operating lease assets and liabilities, net	(29.8)	(35.1)
Other long-term liabilities	(1.9)	(3.4)
Net cash provided by operating activities	94.0	89.0

Cash Flows From Investing Activities:
Vessel construction expenditures	(18.0)	(66.7)
Capital expenditures (excluding vessel construction expenditures)	(30.3)	(22.5)
Proceeds from disposal of property and equipment, net	(0.1)	0.2
Cash and interest deposited into the Capital Construction Fund	(5.8)	(105.4)
Withdrawals from Capital Construction Fund	17.4	65.0
Net cash used in investing activities	(36.8)	(129.4)

Cash Flows From Financing Activities:
Repayments of debt	(10.1)	(10.1)
Dividends paid	(11.0)	(11.3)
Repurchase of Matson common stock	(52.8)	(66.9)
Tax withholding related to net share settlements of restricted stock units	(25.1)	(16.1)
Net cash used in financing activities	(99.0)	(104.4)

Net Decrease in Cash and Cash Equivalents	(41.8)	(144.8)
Cash and Cash Equivalents, Beginning of the Period	141.9	266.8
Cash and Cash Equivalents, End of the Period	$100.1	$122.0

Supplemental Cash Flow Information:
Interest paid, net of capitalized interest	$1.7	$1.7
Income taxes paid, net of income tax refunds	$2.8	$1.6

Non-cash Information:
Capital expenditures included in accounts payable, accruals and other liabilities	$3.2	$7.6

See Notes to Condensed Consolidated Financial Statements.

MATSON, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Shareholders’ Equity

(Unaudited)

				Accumulated
	Common Stock		Additional	Other
		Stated	Paid In	Comprehensive	Retained
(In millions, except per share amounts)	Shares	Value	Capital	Income (Loss)	Earnings	Total
Balance at December 31, 2025	30.4	$22.8	$295.2	$1.6	$2,439.4	$2,759.0
Net income	—	—	—	—	56.6	56.6
Other comprehensive income (loss), net of tax	—	—	—	(0.5)	—	(0.5)
Share-based compensation	—	—	5.5	—	—	5.5
Shares issued, net of shares withheld for employee taxes	0.3	0.2	(25.3)	—	—	(25.1)
Shares repurchased	(0.4)	(0.3)	(0.8)	—	(53.3)	(54.4)
Dividends ($0.36 per share)	—	—	—	—	(11.0)	(11.0)
Balance at March 31, 2026	30.3	$22.7	$274.6	$1.1	$2,431.7	$2,730.1

				Accumulated
	Common Stock		Additional	Other
		Stated	Paid In	Comprehensive	Retained
(In millions, except per share amounts)	Shares	Value	Capital	Income (Loss)	Earnings	Total
Balance at December 31, 2024	33.0	$24.7	$296.7	$(6.5)	$2,337.1	$2,652.0
Net income	—	—	—	—	72.3	72.3
Other comprehensive income (loss), net of tax	—	—	—	(0.3)	—	(0.3)
Share-based compensation	—	—	5.8	—	—	5.8
Shares issued, net of shares withheld for employee taxes	0.1	0.1	(16.2)	—	—	(16.1)
Shares repurchased	(0.5)	(0.3)	(1.6)	—	(67.3)	(69.2)
Dividends ($0.34 per share)	—	—	—	—	(11.3)	(11.3)
Balance at March 31, 2025	32.6	$24.5	$284.7	$(6.8)	$2,330.8	$2,633.2

See Notes to Condensed Consolidated Financial Statements.

MATSON, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

2.          GENERAL AND SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation: The Condensed Consolidated Financial Statements are unaudited and include the accounts of Matson, Inc. and all wholly-owned subsidiaries, after elimination of intercompany amounts and transactions. Significant investments in businesses, partnerships, and limited liability companies in which the Company does not have a controlling financial interest, but has the ability to exercise significant influence, are accounted for under the equity method. The Company accounts for its investment in SSAT using the equity method of accounting.

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

The Condensed Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025.

Fiscal Period: The period end for Matson covered by this report is March 31, 2026. The period end for MatNav and its subsidiaries covered by this report is March 27, 2026.

Significant Accounting Policies: The Company’s significant accounting policies are described in Note 2 to the Consolidated Financial Statements included in Part II, Item 8 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2025.

Use of Estimates: The preparation of the interim Condensed Consolidated Financial Statements in conformity with accounting principles generally accepted in the U.S. requires management to make estimates and assumptions that affect the amounts reported. Estimates and assumptions are used for but not limited to: useful lives of property and equipment, impairment of investments; impairment of long-lived assets, intangible assets and goodwill; capitalized interest; allowance for credit losses; legal contingencies; insurance reserves and other related liabilities; accrual estimates; pension and post-retirement estimates; multi-employer withdrawal liabilities; operating lease assets and liabilities; estimates of income (loss) from SSAT; and income tax estimates. Future results could be materially affected if actual results differ from these estimates and assumptions.

Recognition of Revenues and Expenses: Revenue and expenses in the Company’s Condensed Consolidated Financial Statements are presented net of elimination of intercompany amounts and transactions. The following is a description of the Company’s principal revenue generating activities by segment, and the Company’s revenue and expense recognition policy for each activity for the periods presented:

	Three Months Ended
	March 31,
Ocean Transportation (in millions) (1)	2026	2025
Ocean Transportation services	$601.4	$632.9
Terminal and other related services	2.2	2.5
Fuel sales	2.9	2.0
Total	$606.5	$637.4
(1)	Ocean Transportation revenue transactions are primarily denominated in U.S. dollars except for less than 3 percent of Ocean Transportation services revenue and fuel sales revenue categories which are denominated in foreign currencies.

◾	Ocean Transportation services revenue is recognized ratably over the duration of a voyage based on the relative transit time completed in each reporting period. Vessel operating costs and other ocean transportation operating costs, such as terminal operating overhead and general and administrative expenses, are charged to operating costs as incurred.
◾	Terminal and other related services revenue is recognized as the services are performed. Terminal and other related service costs are recognized as incurred.
◾	Fuel sales revenue and related costs are recognized when the Company has completed delivery of the product to the customer in accordance with the terms and conditions of the contract.

	Three Months Ended
	March 31,
Logistics (in millions) (1)	2026	2025
Transportation Brokerage and Freight Forwarding services	$134.9	$127.3
Warehousing services	9.3	9.0
Supply Chain Management services	7.1	8.3
Total	$151.3	$144.6
(1)	Logistics revenue transactions are primarily denominated in U.S. dollars except for less than 3 percent of Transportation Brokerage and Freight Forwarding services revenue, and Supply Chain Management services revenue categories which are denominated in foreign currencies.

◾	Transportation Brokerage and Freight Forwarding services revenue consists of amounts billed to customers for services provided. The primary costs include third-party purchased transportation services, agent commissions, labor and equipment. Revenue and the related purchased third-party transportation costs are recognized over the duration of a delivery based upon the relative transit time completed in each reporting period. Labor, agent commissions, and other operating costs are expensed as incurred. The Company reports revenue on a gross basis as the Company serves as the principal in these transactions because it is responsible for fulfilling the contractual arrangements with the customer and has latitude in establishing prices.
◾	Warehousing services revenue consist of amounts billed to customers for storage, handling, and value-added packaging of customer merchandise. Storage revenue is recognized in the month the service is provided to the customer. Storage related costs are recognized as incurred. Other Warehousing services revenue and related costs are recognized in proportion to the services performed.
◾	Supply Chain Management and other services revenue, and related costs are recognized in proportion to the services performed.

The Company generally invoices its customers at the commencement of the voyage or the transportation service being provided, or as other services are being performed. Revenue is deferred when services are invoiced in advance to the customer. Deferred revenue is included in other liabilities in the Company’s Condensed Consolidated Financial Statements. The Company’s receivables are classified as short-term as collection terms are for periods of less than one year. The Company expenses sales commissions and contract acquisition costs as incurred because the amounts are generally immaterial. These expenses are included in general and administrative expenses in the Condensed Consolidated Statements of Income and Comprehensive Income.

Capitalized Interest: The Company capitalizes interest costs during the period as the qualified assets are being readied for their intended use. The Company determined that vessel construction costs are considered qualifying assets for the purposes of capitalizing interest on these assets. The amount of capitalized interest is calculated based on the amount of expenditures incurred related to the construction of these vessels using a weighted average interest rate. The weighted average interest rate is determined using the Company’s average borrowings outstanding during the period. Capitalized interest is included in vessel construction in progress in property and equipment in the Company’s Condensed Consolidated Balance Sheets (see Note 5). The Company capitalized $0.9 million and $1.1 million of interest related to the construction of new vessels for the three months ended March 31, 2026 and 2025, respectively.

Dividends: The Company’s first quarter 2026 cash dividend of $0.36 per share was paid on March 5, 2026. On April 23, 2026, the Company’s Board of Directors declared a cash dividend of $0.36 per share payable on June 4, 2026 to shareholders of record on May 7, 2026.

Repurchase of Shares: During the three months ended March 31, 2026 and 2025, the Company repurchased approximately 0.4 million and 0.5 million shares for a total cost of $54.4 million and $69.2 million, respectively. As of March 31, 2026, the maximum number of remaining shares that may be repurchased under the Company’s share repurchase program was approximately 0.8 million shares. On April 23, 2026, the Company’s Board of Directors approved an additional 3.0 million shares of common stock to be added to the Company’s existing share repurchase program and extended the program to December 31, 2029.

Recently adopted accounting pronouncements: In July 2025, the Financial Accounting Standards Board (“FASB”) issued Accounting Standard Update (“ASU”) 2025-05, Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets (“ASU 2025-05”). ASU 2025-05 provides optional simplified methods for estimating credit losses on current accounts receivable. ASU 2025-05 is effective for interim and annual periods beginning after December 31, 2025. The adoption of ASU 2025-05 during the three months ended March 31, 2026 did not have a material impact on the Company’s consolidated financial statements.

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

Reportable segment financial information for the three months ended March 31, 2026 and 2025 are as follows:

	Three Months Ended			Three Months Ended
	March 31, 2026			March 31, 2025
(In millions)	Ocean Transportation	Logistics	Total	Ocean Transportation	Logistics	Total
Operating Revenue (1)(2)	$606.5	$151.3	$757.8	$637.4	$144.6	$782.0

Operating Expenses:
Operating costs:
Direct cargo expense	(234.8)	—	(234.8)	(238.2)	—	(238.2)
Vessel operating expense	(138.7)	—	(138.7)	(147.4)	—	(147.4)
Operating overhead (3)	(81.7)	—	(81.7)	(87.1)	—	(87.1)
Direct operating costs	—	(126.5)	(126.5)	—	(117.8)	(117.8)
Depreciation and amortization	(39.1)	(3.1)	(42.2)	(37.2)	(3.4)	(40.6)
Total operating costs	(494.3)	(129.6)	(623.9)	(509.9)	(121.2)	(631.1)
Income from SSAT	5.0	—	5.0	6.6	—	6.6
General and administrative	(62.6)	(14.9)	(77.5)	(60.5)	(14.9)	(75.4)
Total Costs and Expenses	(551.9)	(144.5)	(696.4)	(563.8)	(136.1)	(699.9)

Operating Income:	$54.6	$6.8	61.4	$73.6	$8.5	82.1
Interest income			6.1			9.4
Interest expense, net			(1.6)			(1.7)
Other income (expense), net			2.0			2.4
Income before Taxes			67.9			92.2
Income taxes			(11.3)			(19.9)
Net Income			$56.6			$72.3

Capital Expenditures (4)	$47.1	$1.2	$48.3	$88.1	$1.1	$89.2
(1)	Ocean Transportation operating revenue excludes inter-segment revenue of $17.8 million and $21.4 million for the three months ended March 31, 2026 and 2025, respectively.
(2)	Logistics operating revenue excludes inter-segment revenue of $29.8 million and $32.6 million for the three months ended March 31, 2026 and 2025, respectively.
(3)	Ocean Transportation operating overhead includes dry-docking amortization of $7.7 million and $6.6 million for the three months ended March 31, 2026 and 2025, respectively.
(4)	Capital expenditures exclude accrued capital expenditures of $3.2 million and $7.6 million as of March 31, 2026 and 2025, respectively.

Ocean Transportation’s operating expenses includes the following:

●	Operating costs includes:
o	Direct Cargo Expense includes terminal handling costs including labor, stevedoring and wharfage, outside purchased transportation and other related costs.
o	Vessel Operating Expense includes crew wages and related costs; fuel; pilots, tugs, lines and related costs; vessel charter expenses; and other vessel operating related expenses.

o	Operating Overhead Expense includes vessel repair and maintenance costs, inactive vessel costs, dry-docking amortization, equipment lease costs, equipment repair costs, insurance, port engineers and other maintenance costs, other vessel and shoreside related overhead and other indirect costs.
o	Depreciation and Amortization Expense includes depreciation of property and equipment and amortization of intangible assets.
●	Income from SSAT includes the Company’s share of income from its equity investment in SSAT and has been aggregated into the Ocean Transportation segment due to the operations of SSAT being an integral part of the Company’s Ocean Transportation business (see Note 4).
●	General and Administrative Expense includes employee salaries, wages and other related costs, equipment maintenance, computer hardware and software, professional fees and other general and administrative expenses.

Logistics’ operating expenses includes the following:

●	Operating costs includes:
o	Direct Operating Expense includes transportation costs, transportation brokerage expenses, agency commissions, leases of warehouses, cross-dock and other facility operating costs, wages and other related costs, and other operating overhead.
o	Depreciation and Amortization Expense includes depreciation of property and equipment and amortization of intangible assets.
●	General and Administrative Expense includes employee salaries, wages and other related costs, computer hardware and software, professional fees and other general and administrative expenses.

The Company’s Ocean Transportation segment provides ocean transportation services to the Logistics segment, and the Logistics segment provides logistics services to the Ocean Transportation segment in certain transactions. Accordingly, inter-segment revenue of $47.6 million and $54.0 million for the three months ended March 31, 2026 and 2025, respectively, have been eliminated from consolidated operating revenues. In arrangements where the customer purchases ocean transportation and logistics services, the revenues are allocated to each reportable segment based upon the contractual amounts for each type of service.

4.          INVESTMENT IN SSAT

The Company’s investment in SSAT is described in Note 4 to the Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025. Condensed income statement information for SSAT for the three months ended March 31, 2026 and 2025 consisted of the following:

	Three Months Ended
	March 31,
(In millions)	2026	2025
Operating revenue	$282.7	$311.5
Operating costs and expenses	(285.4)	(297.5)
Operating (loss) income	(2.7)	14.0
SSAT’s Net Income (1)	$4.0	$17.7
Company’s Share of SSAT’s Net Income (2)	$5.0	$6.6
(1)	Includes earnings and losses from equity method investment held by SSAT less earnings and losses allocated to non-controlling interests.
(2)	The Company records its share of net income from SSAT in costs and expenses in the Condensed Consolidated Statement of Income and Comprehensive Income due to the nature of SSAT’s operations.

The Company’s investment in SSAT was $101.5 million and $96.2 million at March 31, 2026 and December 31, 2025, respectively.

5.          PROPERTY AND EQUIPMENT

Property and equipment as of March 31, 2026 and December 31, 2025 consisted of the following:

	March 31,	December 31,
(In millions)	2026	2025
Cost:
Vessels	$2,407.7	$2,405.0
Containers and equipment	962.1	943.0
Terminal equipment and other property	171.7	171.7
New vessel construction in progress	461.1	443.2
Other construction in progress	49.0	44.1
Total Property and Equipment	4,051.6	4,007.0
Less: Accumulated Depreciation	(1,541.0)	(1,507.6)
Total Property and Equipment, net	$2,510.6	$2,499.4

New vessel construction in progress at March 31, 2026 and December 31, 2025 includes milestone progress payments, capitalized interest and other costs related to the construction of three new Aloha Class vessels. Delivery of the vessels are expected during the first quarter 2027, the third quarter 2027 and the second quarter 2028.

6.          GOODWILL AND INTANGIBLES

Goodwill by segment as of March 31, 2026 and December 31, 2025 consisted of the following:

	As of March 31, 2026			As of December 31, 2025
	Ocean			Ocean
(In millions)	Transportation	Logistics	Total	Transportation	Logistics	Total
Goodwill	$222.6	$105.2	$327.8	$222.6	$105.2	$327.8

Intangible assets as of March 31, 2026 and December 31, 2025 consisted of the following:

	March 31,	December 31,
(In millions)	2026	2025
Customer Relationships:
Ocean Transportation	$140.6	$140.6
Logistics	106.6	106.6
Total	247.2	247.2
Less: Accumulated Amortization	(131.0)	(127.9)
Total Customer Relationships, net	116.2	119.3
Trade name – Logistics	27.3	27.3
Total Intangible Assets, net	$143.5	$146.6

The Company evaluates its goodwill and intangible assets for possible impairment in the fourth quarter, or whenever events or changes in circumstances indicate that it is more likely than not that the fair value is less than its carrying amount. The Company has reporting units within the Ocean Transportation and Logistics reportable segments. The Company considered the general economic and market conditions and its impact on the performance of each of the Company’s reporting units. Based on the Company’s assessment of its market capitalization, future forecasts and the amount of excess of fair value over the carrying value of the reporting units in the 2025 annual impairment tests, the Company concluded that an impairment triggering event did not occur during the three months ended March 31, 2026.

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

7.          CAPITAL CONSTRUCTION FUND

The Capital Construction Fund (“CCF”) is described in Note 7 to the Consolidated Financial Statements included in Part II, Item 8 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2025. A summary of the activities within the CCF cash and cash equivalents, and investments account for the three months ended March 31, 2026 and 2025 consisted of the following:

	Three Months Ended
	March 31,
(In millions)	2026	2025
CCF Cash and Cash Equivalents:
CCF cash and cash equivalents balance at beginning of period	$307.2	$230.7
Proceeds from U.S. Treasury debt securities at maturity	54.9	20.3
Interest income on cash and cash equivalents, and CCF investments	3.8	4.1
Repurchase of assigned accounts receivable	1.2	100.7
Qualifying withdrawal payments for vessel construction expenditures	(17.4)	(65.0)
Total CCF cash and cash equivalents balance at end of period	349.7	290.8

CCF Investments:
CCF investments balance at beginning of period	225.5	411.9
Sale of U.S. Treasury debt securities at maturity	(54.9)	(20.3)
Accretion of CCF investments	1.2	3.0
Total CCF investments balance at end of period	171.8	394.6
Total CCF cash and cash equivalents, and investments balance at end of period	$521.5	$685.4

CCF Cash and Cash Equivalents: Cash on deposit in the CCF account is invested in a short-term U.S. Treasury obligations fund with daily liquidity. At March 31, 2026, these short-term securities had a weighted average life of 103 days.

CCF Investments: The cost of CCF investments accretes to face value on a straight-line basis until maturity. Such accretion is included in interest income in the Condensed Consolidated Statements of Income and Comprehensive Income.

As of March 31, 2026, CCF investments maturities are as follows:

	As of
	March 31, 2026
Year (in millions)	Cost	Fair Value
Remainder of 2026	$119.3	$119.5
2027	52.5	52.7
Total CCF investments	$171.8	$172.2

CCF cash and cash equivalents, and investments are classified as a long-term asset in the Company’s Condensed Consolidated Balance Sheets as the Company intends to use withdrawals to fund qualified milestone progress payments for the construction of three new Jones Act vessels.

CCF Assigned Accounts Receivable: As of March 31, 2026 and December 31, 2025, eligible accounts receivable of $82.0 million and $82.3 million were assigned to the CCF, respectively. Due to the nature of the assignment of eligible accounts receivable into the CCF, such assigned amounts are classified as part of accounts receivable in the Condensed Consolidated Balance Sheets.

8.          DEBT

The Company’s debt is described in Note 8 to the Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025. As of March 31, 2026 and December 31, 2025, the Company’s debt consisted of the following:

	March 31,	December 31,
(In millions)	2026	2025
Private Placement Term Loans:
3.37%, payable through 2027	$23.1	$23.1
3.14%, payable through 2031	78.7	85.8
Title XI Debt:
1.22%, payable through 2043	142.4	142.4
1.35%, payable through 2044	106.9	109.9
Revolving credit facility, maturity date of July 23, 2030	—	—
Total Debt	351.1	361.2
Less: Current portion	(39.7)	(39.7)
Total Long-term Debt	311.4	321.5
Less: Deferred loan fees	(9.2)	(9.4)
Total Long-term Debt, net of deferred loan fees	$302.2	$312.1

Revolving Credit Facility: As of March 31, 2026, the Company had $544.3 million of remaining borrowing availability under its $550 million revolving credit facility. The Company used $5.7 million of the revolving credit facility for letters of credit outstanding as of March 31, 2026. Borrowings under the revolving credit facility are classified as long-term debt in the Company’s Consolidated Balance Sheets, as principal payments are not required until the maturity date.

Debt Maturities: As of March 31, 2026, debt maturities are as follows:

As of
Year (in millions)	March 31, 2026
Remainder of 2026	$29.6
2027	39.7
2028	28.2
2029	28.2
2030	28.2
Thereafter	197.2
Total Debt	$351.1

9.          LEASES

The Company’s leases are described in Note 9 to the Consolidated Financial Statements included in Part II, Item 8 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2025.

Components of Lease Cost: Components of lease cost recorded in the Company’s Condensed Consolidated Statement of Income and Comprehensive Income for the three months ended March 31, 2026 and 2025 consisted of the following:

	Three Months Ended
	March 31,
(In millions)	2026	2025
Operating lease cost	$37.8	$38.2
Short-term lease cost	1.4	1.6
Variable lease cost	0.1	0.1
Total	39.3	39.9
Sublease income	(0.3)	(3.6)
Total lease cost, net	$39.0	$36.3

Future minimum lease payments of operating lease liabilities that have non-cancelable lease terms in excess of one year at March 31, 2026 are as follows:

As of
Year (in millions)	March 31, 2026
Remainder of 2026	$107.9
2027	108.3
2028	57.9
2029	35.5
2030	24.8
Thereafter	73.3
Total lease payments	407.7
Less: Interest	(52.4)
Present value of operating lease liabilities	355.3
Less: Short-term portion	(125.3)
Long-term operating lease liabilities	$230.0

10.          INCOME TAXES

The Company’s income taxes are described in Note 10 to the Consolidated Financial Statements included in Part II, Item 8 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2025.

On July 4, 2025, new legislation commonly referred to as the One Big Beautiful Bill Act (the “Act”) was signed into law. Among other things, the Act provides for numerous changes to existing tax law including extending or making permanent certain tax provisions of the Tax Cuts and Jobs Act of 2017 that were set to expire. Certain provisions of the Act were effective in fiscal 2025, while others are effective in fiscal 2026 and future years. The application of the Act did not have a material impact on the Company’s effective tax rate during the three months ended March 31, 2026.

Income Taxes: Income taxes consist of the following for the three months ended March 31, 2026 and 2025:

	Three Months Ended March 31,
(In millions)	2026	2025
Current:
Federal	$7.7	$16.2
State	1.5	2.6
Foreign	0.8	0.7
Total current tax expense	10.0	19.5
Deferred:
Federal	1.2	0.1
State	0.1	0.3
Total deferred tax expense	1.3	0.4
Total income taxes	$11.3	$19.9

11.          ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

Changes in accumulated other comprehensive income (loss) by component, net of tax, for the three months ended March 31, 2026 consisted of the following:

			Non-		Accumulated
		Post-	Qualified		Other
	Pension	Retirement	Pension		Comprehensive
(In millions)	Benefits	Benefits	Benefits	Other	Income (Loss)
Balance at December 31, 2025	$(8.6)	$8.9	$(0.7)	$2.0	$1.6
Amortization of prior service credit	—	(0.4)	—	—	(0.4)
Amortization of net actuarial gain (loss)	—	(0.1)	—	—	(0.1)
Foreign currency exchange	—	—	—	(0.2)	(0.2)
Other adjustments	—	—	—	0.2	0.2
Balance at March 31, 2026	$(8.6)	$8.4	$(0.7)	$2.0	$1.1

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

12.          FAIR VALUE OF FINANCIAL INSTRUMENTS

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

The carrying value and fair value of the Company’s financial instruments as of March 31, 2026 and December 31, 2025 are as follows:

			Quoted Prices in	Significant	Significant
	Total		Active Markets	Observable	Unobservable
	Carrying Value	Total	(Level 1)	Inputs (Level 2)	Inputs (Level 3)

(In millions)	March 31, 2026	Fair Value Measurements at March 31, 2026
Cash and cash equivalents	$100.1	$100.1	$100.1	$—	$—
CCF - Cash and cash equivalent	$349.7	$349.7	$349.7	$—	$—
CCF - Investments	$171.8	$172.2	$172.2	$—	$—
Fixed rate debt	$351.1	$282.6	$—	$282.6	$—

(In millions)	December 31, 2025	Fair Value Measurements at December 31, 2025
Cash and cash equivalents	$141.9	$141.9	$141.9	$—	$—
CCF - Cash and cash equivalent	$307.2	$307.2	$307.2	$—	$—
CCF - Investments	$225.5	$226.4	$226.4	$—	$—
Fixed rate debt	$361.2	$293.6	$—	$293.6	$—

13.          EARNINGS PER SHARE

Basic earnings per share is determined by dividing net income by the weighted average common shares outstanding during the period. The calculation of diluted earnings per share includes the dilutive effect of non-vested restricted stock units. The computation of weighted average common shares outstanding excluded a nominal amount of anti-dilutive restricted stock units for each period ended March 31, 2026 and 2025.

The computations for basic and diluted earnings per share for the three months ended March 31, 2026 and 2025 are as follows:

	Three Months Ended March 31, 2026			Three Months Ended March 31, 2025
		Weighted	Per		Weighted	Per
		Average	Common		Average	Common
	Net	Common	Share	Net	Common	Share
(In millions, except per share amounts)	Income	Shares	Amount	Income	Shares	Amount
Basic:	$56.6	30.4	$1.86	$72.3	32.8	$2.20
Effect of Dilutive Securities:	—	0.2	(0.01)	—	0.4	(0.02)
Diluted:	$56.6	30.6	$1.85	$72.3	33.2	$2.18

14.          SHARE-BASED AWARDS

The Company’s share-based awards are described in Note 15 to the Consolidated Financial Statements included in Part II, Item 8 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2025. During the three months ended March 31, 2026, the Company granted time-based restricted stock units and performance-based shares to certain of its employees totaling approximately 260,900 shares, with a combined weighted average grant date fair value of $116.28 per share.

Total share-based compensation expense, net of forfeitures recognized in the Condensed Consolidated Statements of Income and Comprehensive Income as a component of general and administrative expenses was $5.5 million and $5.8 million for the three months ended March 31, 2026 and 2025, respectively. Total unrecognized compensation cost related to non-vested stock units and performance based equity awards was $36.5 million at March 31, 2026, and is expected to be recognized over a weighted average period of approximately 2.1 years.

15.          PENSION AND POST-RETIREMENT PLANS

The Company’s pension and post-retirement plans are described in Note 11 to the Consolidated Financial Statements included in Part II, Item 8 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2025. Components of net periodic benefit cost and other amounts recognized in Other Comprehensive Income (Loss) for the qualified pension plans and the post-retirement benefit plans for the three months ended March 31, 2026 and 2025 consisted of the following:

	Pension Benefits		Post-retirement Benefits
	Three Months Ended March 31,		Three Months Ended March 31,
(In millions)	2026	2025	2026	2025
Components of Net Periodic Benefit Cost (credit):
Service cost	$1.2	$1.1	$0.1	$—
Interest cost	2.6	2.6	0.2	0.3
Expected return on plan assets	(4.4)	(4.4)	—	—
Amortization of net actuarial loss (gain)	—	—	(0.2)	(0.2)
Amortization of prior service credit	—	—	(0.5)	(0.9)
Net periodic benefit cost (credit)	$(0.6)	$(0.7)	$(0.4)	$(0.8)

16.          COMMITMENTS AND CONTINGENCIES

The Company’s commitments and contingencies are described in Note 17 to the Consolidated Financial Statements included in Part II, Item 8 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2025. Contingencies and other litigation related matters are described as follows:

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

FORWARD-LOOKING STATEMENTS

The Company, from time to time, may make or may have made certain forward-looking statements, whether orally or in writing, such as, among others, forecasts or projections of the Company’s future performance or statements of management’s plans and objectives. These statements are considered “forward-looking” statements as that term is defined in the Private Securities Litigation Reform Act of 1995. Such forward-looking statements may be contained in, among other things, Securities and Exchange Commission (“SEC”) filings such as Forms 10-K, 10-Q and 8-K, the Company’s Annual Report to Shareholders, the Company’s Sustainability Report, press releases made by the Company, the Company’s Internet websites (including websites of its subsidiaries), and oral statements made by officers of the Company. Except for historical information contained in these written or oral communications, all other statements are forward-looking statements. These include, for example, all references to 2026 or future years, including such references included under “First Quarter 2026 Discussion and Outlook for 2026,” as well as statements generally identified through the inclusion of words such as “anticipate,” “believe,” “can,” “commit,” “estimate,” “expect,” “focus,” “goal,” “hope,” “intend,” “may,” “plan,” “seek,” “should,” “target,” and “will,” or similar statements or variations of such terms and other similar expressions. New risks or uncertainties may emerge from time to time, risks that the Company currently does not consider to be material could become material, and it is not possible for the Company to predict all such risks, nor can it assess the impact of all such risks on the Company’s business or the extent to which any factor, or combination of factors, may cause actual results or outcomes, or the timing of results or outcomes, to differ materially from those contained in any forward-looking statements. Accordingly, forward-looking statements cannot be relied upon as a guarantee of future results or outcomes and involve a number of risks and uncertainties that could cause actual results or outcomes to differ materially from those projected in the statements, including but not limited to the factors that are described in Part II, Item 1A under the caption “Risk Factors” of the Company’s Form 10-K for the year ended December 31, 2025. Except as required by law, the Company undertakes no obligation to revise or update publicly forward-looking statements or any factors that may affect actual results, whether as a result of new information, future events, circumstances occurring after the date of this report, or otherwise.

OVERVIEW

Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is designed to provide a discussion of the Company’s financial condition, results of operations, liquidity and certain other factors that may affect its future results from the perspective of management. The discussion that follows is intended to provide information that will assist in understanding the changes in the Company’s Condensed Consolidated Financial Statements from period to period, the primary factors that accounted for those changes, and how certain accounting principles, policies and estimates affected the Company’s Condensed Consolidated Financial Statements. The MD&A is provided as a supplement to the Condensed Consolidated Financial Statements and notes herein, and should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2025, the Company’s reports on Forms 10-Q and 8-K, and other publicly available information.

FIRST QUARTER 2026 DISCUSSION AND OUTLOOK FOR 2026

Ocean Transportation: The Company’s container volume in the Hawaii service in the first quarter 2026 was 5.6 percent lower year-over-year primarily due to lower general demand and the dry-docking of a competitor’s vessel in the year ago period. Hawaii’s economy is expected to experience modest growth supported by construction activity, while tourism remains soft and inflationary pressures persist. The Company expects volume in full year 2026 to be comparable to the level achieved in 2025, reflecting similar economic conditions and stable market share.

In the China service, the Company’s container volume in the first quarter 2026 decreased 9.5 percent year-over-year primarily due to lower general demand from a more traditional Lunar New Year freight cycle. The Company saw higher than expected freight demand post-Lunar New Year and the uptick in freight demand has continued to build in the second quarter as demand strengthens and volume returns to a more traditional seasonal pattern. The Company also expects this demand strength to continue through peak season. In the second quarter 2026, the Company expects higher volume compared to the prior year period, which included a market decline in Transpacific demand due to the tariffs imposed in April 2025. The Company expects volume in full year 2026 to be moderately higher than the level achieved in 2025 based on our expectations of continued solid U.S. consumer demand and a stable trading environment in the Transpacific tradelane.

In the Guam service, the Company’s container volume in the first quarter 2026 was flat year-over-year. In the near term, the Company expects Guam’s economy to remain stable. For full year 2026, the Company expects volume to be comparable to the level achieved last year.

In the Alaska service, the Company’s container volume in the first quarter 2026 decreased 2.0 percent year-over-year. The decrease was primarily due to lower general demand, partially offset by an additional northbound sailing and an additional AAX sailing compared to the year ago period. In the near term, the Company expects continued economic growth in Alaska supported by a low unemployment rate, jobs growth and continued oil and gas exploration and production activity. For full year 2026, the Company expects volume to be comparable to the level achieved last year.

The contribution from the Company’s SSAT joint venture investment was $5.0 million in the first quarter 2026, or $1.6 million lower than first quarter 2025. The decrease was primarily due to lower lift volume. For full year 2026, the Company expects the contribution from SSAT to be lower than the $32.5 million achieved in full year 2025.

Based on the outlook trends noted above, the Company expects Ocean Transportation operating income in the second quarter 2026 to be approximately $20 million higher than the $98.6 million achieved in the second quarter 2025. For full year 2026, the Company expects Ocean Transportation operating income to modestly exceed the level achieved in full year 2025.

Logistics: Operating income for the Company’s Logistics segment was $6.8 million in the first quarter 2026, or $1.7 million lower compared to the level achieved in the first quarter 2025. The decrease was primarily due to a lower contribution from supply chain management. For the second quarter 2026, the Company expects Logistics operating income to approach the $14.4 million achieved in the second quarter 2025. For full year 2026, the Company expects Logistics operating income to approach the $44.2 million achieved in full year 2025.

Consolidated Operating Income: To date, the Iran conflict has not impacted the Company’s operating performance or service levels; however, it has impacted fuel prices in all of the Company’s markets. While the Company has effective mechanisms to recover the cost of fuel by the end of the year, for the second quarter the Company expects a negative impact from the lag in the recovery of fuel costs. For the second quarter 2026, the Company expects consolidated operating income to be approximately $20 million higher than the $113.0 million achieved in the second quarter 2025. For full year 2026, the Company expects consolidated operating income to modestly exceed the level achieved in full year 2025 based on the Company’s expectations of China demand strength in the second quarter continuing through peak season, continued solid U.S. consumer demand and a stable trading environment in the Transpacific Tradelane. For 2026 compared to 2025, the Company continues to expect a more normal operating seasonality pattern with consolidated operating income in the second and third quarters being the strongest relative to the first and fourth quarters.

Depreciation and Amortization: For full year 2026, the Company expects depreciation and amortization expense to be approximately $210 million, inclusive of dry-docking amortization of approximately $35 million.

Interest Income: The Company expects interest income for the full year 2026 to be approximately $16 million.

Interest Expense, Net: The Company expects interest expense for the full year 2026 to be approximately $6 million.

Other Income (Expense): The Company expects full year 2026 other income (expense) to be approximately $7 million in income, which is attributable to the amortization of certain components of net periodic benefit costs or gains related to the Company’s pension and post-retirement plans.

Income Taxes: In the first quarter 2026, the Company’s effective tax rate was 16.6 percent. For the full year 2026, the Company expects its effective tax rate to be approximately 21.0 percent.

Capital and Vessel Dry-docking Expenditures: For the first quarter 2026, the Company made capital expenditure payments excluding new vessel construction expenditures of $30.3 million, new vessel construction expenditures (including capitalized interest and owner’s items) of $18.0 million, and dry-docking payments of $11.9 million. For the full year 2026, the Company expects to make other capital expenditure payments, including maintenance capital expenditures, of approximately $150 to $170 million, new vessel construction expenditures (including capitalized interest and owner’s items) of approximately $400 million, and dry-docking payments of approximately $45 million.

CONSOLIDATED RESULTS OF OPERATIONS

Consolidated Results – Three months ended March 31, 2026 compared with 2025:

	Three Months Ended March 31,
(Dollars in millions, except per share amounts)	2026	2025	Change
Operating revenue	$757.8	$782.0	$(24.2)	(3.1)%
Operating costs and expenses	(696.4)	(699.9)	3.5	(0.5)%
Operating income	61.4	82.1	(20.7)	(25.2)%
Interest income	6.1	9.4	(3.3)	(35.1)%
Interest expense, net	(1.6)	(1.7)	0.1	(5.9)%
Other income (expense), net	2.0	2.4	(0.4)	(16.7)%
Income before taxes	67.9	92.2	(24.3)	(26.4)%
Income taxes	(11.3)	(19.9)	8.6	(43.2)%
Net income	$56.6	$72.3	$(15.7)	(21.7)%
Basic earnings per share	$1.86	$2.20	$(0.34)	(15.5)%
Diluted earnings per share	$1.85	$2.18	$(0.33)	(15.1)%

Consolidated Operating Revenues for the three months ended March 31, 2026 decreased by $24.2 million, or 3.1 percent, compared to the three months ended March 31, 2025. The decrease was due to a decrease in Ocean Transportation revenue of $30.9 million, offset by an increase in Logistics revenue of $6.7 million.

Operating Costs and Expenses for the three months ended March 31, 2026 decreased by $3.5 million, or 0.5 percent, compared to the three months ended March 31, 2025. The decrease was due to a decrease in Ocean Transportation operating costs and expenses of $11.9 million, offset by an increase in Logistics operating costs and expenses of $8.4 million.

Operating Income for the three months ended March 31, 2026 decreased by $20.7 million, or 25.2 percent, compared to the three months ended March 31, 2025. The decrease was due to a decrease in Ocean Transportation operating income of $19.0 million, and a decrease in Logistics operating income of $1.7 million.

Changes in operating revenue, operating costs and expenses, and operating income are further described below in the Analysis of Operating Revenue and Income by Segment.

Interest Income was $6.1 million for the three months ended March 31, 2026, compared to $9.4 million for the three months ended March 31, 2025. The decrease in interest income for the three months ended March 31, 2026, compared to the three months ended March 31, 2025, was due to lower amounts of cash and cash equivalent, and CCF funds that were invested in interest bearing accounts during the three months ended March 31, 2026.

Interest Expense, net was $1.6 million for the three months ended March 31, 2026, compared to $1.7 million for the three months ended March 31, 2025. Interest expense incurred during the quarter ended March 31, 2026 was lower due to a reduction in outstanding debt during the period, which was offset by a reduction in capitalized interest related to the construction of new vessels for the three months ended March 31, 2026, compared to the three months ended March 31, 2025.

Other Income (Expense), net was $2.0 million for the three months ended March 31, 2026, compared to $2.4 million for the three months ended March 31, 2025. Other income (expense), net relates to the amortization of certain components of net periodic benefit costs or gains related to the Company’s pension and post-retirement plans. The decrease in other income (expense), net, was due to a decrease in the amortization of favorable adjustments related to the Company’s pension and post-retirement plan liabilities.

Income Taxes were $11.3 million, or 16.6 percent of income before taxes, for the three months ended March 31, 2026, compared to $19.9 million, or 21.6 percent of income before taxes, for the three months ended March 31, 2025. The effective tax rate for the three months ended March 31, 2026 benefited from higher discrete tax adjustments that lowered the effective tax rate for that period, compared to the same prior year period.

ANALYSIS OF OPERATING REVENUE AND INCOME BY SEGMENT

Ocean Transportation Operating Results – Three months ended March 31, 2026 compared with 2025:

	Three Months Ended March 31,
(Dollars in millions)	2026	2025	Change
Ocean Transportation revenue	$606.5	$637.4	$(30.9)	(4.8)%
Operating costs and expenses	(551.9)	(563.8)	11.9	(2.1)%
Operating income	$54.6	$73.6	$(19.0)	(25.8)%
Operating income margin	9.0%	11.5%

Volume by Service (Forty-foot equivalent units (FEU)) (1)
Hawaii containers	33,700	35,700	(2,000)	(5.6)%
Alaska containers	19,300	19,700	(400)	(2.0)%
China containers (2)	25,800	28,500	(2,700)	(9.5)%
Guam containers	4,200	4,200	—	—%
Other containers (3)	3,300	3,400	(100)	(2.9)%
(1)	Approximate volume included for the period are based on the voyage departure date, but revenue and operating income are adjusted to reflect the percentage of revenue and operating income earned during the reporting period for voyages in transit at the end of each reporting period.
(2)	Includes containers from China and other Asia origins.
(3)	Includes containers from services in various islands in Micronesia and the South Pacific, and Okinawa, Japan.

Ocean Transportation revenue decreased $30.9 million, or 4.8 percent, during the three months ended March 31, 2026, compared with the three months ended March 31, 2025. The decrease was primarily due to lower volume in the China service.

On a year-over-year FEU basis, Hawaii service container volume decreased 5.6 percent primarily due to lower general demand and the dry docking of a competitor’s vessel in the year ago period; Alaska service volume decreased 2.0 percent primarily due to lower general demand, partially offset by an additional northbound sailing and an additional AAX sailing compared to the year ago period; China service volume was 9.5 percent lower primarily due to lower general demand from a more traditional Lunar New Year freight cycle; Guam service volume was flat; and Other containers volume decreased 2.9 percent.

Ocean Transportation operating income decreased $19.0 million, or 25.8 percent, during the three months ended March 31, 2026, compared with the three months ended March 31, 2025. The decrease was primarily due to a lower contribution from the China service.

The Company’s SSAT terminal joint venture investment contributed $5.0 million during the three months ended March 31, 2026, compared to $6.6 million during the three months ended March 31, 2025. The decrease was primarily due to lower lift volume.

Logistics Operating Results – Three months ended March 31, 2026 compared with 2025:

	Three Months Ended March 31,
(Dollars in millions)	2026	2025	Change
Logistics revenue	$151.3	$144.6	$6.7	4.6%
Operating costs and expenses	(144.5)	(136.1)	(8.4)	6.2%
Operating income	$6.8	$8.5	$(1.7)	(20.0)%
Operating income margin	4.5%	5.9%

Logistics revenue increased $6.7 million, or 4.6 percent, during the three months ended March 31, 2026, compared with the three months ended March 31, 2025. The increase was primarily due to higher revenue in transportation brokerage.

Logistics operating income decreased $1.7 million, or 20.0 percent, during the three months ended March 31, 2026, compared with the three months ended March 31, 2025. The decrease was primarily due to a lower contribution from supply chain management.

LIQUIDITY AND CAPITAL RESOURCES

The Company’s primary sources of liquidity are its cash flows generated from operating activities and its debt. Sources of liquidity available to the Company as of March 31, 2026 compared to December 31, 2025 were as follows:

Cash and Cash Equivalents, Accounts Receivable and CCF: Cash and cash equivalents, accounts receivable and CCF as of March 31, 2026 compared to December 31, 2025 were as follows:

	March 31,	December 31,
(In millions)	2026	2025	Change
Cash and cash equivalents	$100.1	$141.9	$(41.8)
Accounts receivable, net (1)	$257.9	$256.8	$1.1
CCF - cash and cash equivalents, and investments account	$521.5	$532.7	$(11.2)
(1)	Eligible accounts receivable of $82.0 million and $82.3 million at March 31, 2026 and December 31, 2025, respectively, were assigned to the CCF. The Company’s CCF is described in Note 7 of Part I, Item 1 above.

Changes in the Company’s cash and cash equivalents for the three months ended March 31, 2026, compared to the three months ended March 31, 2025, are as follows:

	Three Months Ended March 31,
(In millions)	2026	2025	Change
Net cash provided by operating activities (1)	$94.0	$89.0	$5.0
Net cash used in investing activities (2)	(36.8)	(129.4)	92.6
Net cash used in financing activities (3)	(99.0)	(104.4)	5.4
Net decrease in cash and cash equivalents	(41.8)	(144.8)	103.0
Cash and cash equivalents, beginning of the period	141.9	266.8	(124.9)
Cash and cash equivalents, end of the period	$100.1	$122.0	$(21.9)

(1) Changes in net cash provided by operating activities:

Changes in net cash provided by operating activities for the three months ended March 31, 2026, compared to the three months ended March 31, 2025, were due to the following:

(In millions)	Change
Net income	$(15.7)
Non-cash depreciation and amortization	1.6
Deferred income taxes, net	0.3
Other non-cash related changes, net	3.0
Income and distribution from SSAT, net	1.6
Accounts receivable, net	0.5
Prepaid expenses and other assets	2.9
Accounts payable, accruals and other liabilities	6.3
Operating lease assets and liabilities, net	5.3
Non-cash amortization of operating lease right-of-use assets	(0.8)
Deferred dry-docking payments	(1.5)
Other long-term liabilities	1.5
Total	$5.0

Net income was $56.6 million for the three months ended March 31, 2026, compared to $72.3 million for the three months ended March 31, 2025. Income from SSAT was $5.0 million for the three months ended March 31, 2026, compared to $6.6 million for the three months ended March 31, 2025. The decrease in income from SSAT was primarily due to lower lift volume during the three months ended March 31, 2026, compared to the same prior year period. There were no distributions received from SSAT during the three months ended March 31, 2026 and 2025. Changes in accounts receivable were primarily due to the timing of collections associated with those receivables.

Changes in accounts payable, accruals and other liabilities were due to the timing of payments associated with those liabilities. Changes in operating lease assets and liabilities were primarily due to new operating lease additions and renewals, offset by operating lease payments and terminations. Deferred dry-docking payments for the three months ended March 31, 2026 were $11.9 million, compared to $10.4 million for the three months ended March 31, 2025. Changes in deferred dry-docking are primarily due to the timing of vessel dry-dock related activities and the payments associated with those activities.

(2) Changes in net cash used in investing activities:

Changes in net cash used in investing activities for the three months ended March 31, 2026, compared to the three months ended March 31, 2025, were due to the following:

(In millions)	Change
Cash deposits and interest into the CCF	$99.6
Withdrawals from CCF	(47.6)
Vessel construction expenditures	48.7
Capital expenditures (excluding vessel construction expenditures)	(7.8)
Proceeds from disposal of property and equipment, net, and other	(0.3)
Total	$92.6

During the three months ended March 31, 2026, cash deposits into the CCF included $4.6 million of interest income and $1.2 million from the repurchase of assigned accounts receivable, compared to $4.7 million of interest income and $100.7 million from the repurchase of assigned accounts receivable for the same prior year period. During the three months ended March 31, 2026, cash withdrawals from the CCF for the payment of vessel construction milestone payments were $17.4 million, compared to $65.0 million for the same prior year period. The decrease in vessel construction milestone payments was due to the timing of milestone payments related to the Company’s fleet renewal program. Qualifying withdrawal payments relate to milestone payments for the construction of three new Aloha Class vessels. Capital expenditures (excluding vessel construction expenditures) were $30.3 million for the three months ended March 31, 2026, compared to $22.5 million for the three months ended March 31, 2025. Capital expenditures (excluding vessel construction expenditures) primarily relate to vessel related expenditures, the acquisition of containers, chassis and other equipment, and expenditures on other capital related projects. The increase in capital expenditures for the three months ended March 31, 2026, compared to the same prior year period primarily related to the timing of when vessel maintenance activities are performed and when other capital related projects are incurred.

(3) Changes in net cash used in financing activities:

Changes in net cash used in financing activities for the three months ended March 31, 2026, compared to the three months ended March 31, 2025, were due to the following:

(In millions)	Change
Repurchase of Matson common stock	$14.1
Shares withheld for taxes related to settlement of restricted stock units	(9.0)
Dividends paid	0.3
Total	$5.4

During the three months ended March 31, 2026, the Company paid $52.8 million to repurchase Matson common stock, compared to $66.9 million during the three months ended March 31, 2025. During the three months ended March 31, 2026, the Company paid $10.1 million in scheduled fixed interest debt payments, compared to $10.1 million during the three months ended March 31, 2025. During the three months ended March 31, 2026, the Company paid $25.1 million in withholding taxes related to vested restricted stock units, compared to $16.1 million during the three months ended March 31, 2025. During the three months ended March 31, 2026, the Company paid $11.0 million in dividends, compared to $11.3 million during the three months ended March 31, 2025. The decrease in dividend payments was due to a reduction in common stock outstanding, partially offset by an increase in dividends declared per share of common stock by the Company.

Working Capital: The Company had a working capital deficit of $93.5 million at March 31, 2026, compared to a working capital deficit of $55.5 million at December 31, 2025. Working capital is primarily impacted by the amount of net cash provided by operating activities, the amount of capital expenditures, the timing of collections associated with accounts receivable, prepaid expenses and other assets, and by the amount and timing of payments associated with accounts payable, accruals, income taxes and other liabilities. The decrease in the Company’s working capital at March 31, 2026, compared to December 31, 2025 is primarily due to lower cash and cash equivalents as described above.

Capital Construction Fund: The Company’s CCF is described in Note 7 of Part I, Item 1 above. The Company utilizes its CCF to fund milestone payments for the construction of new vessels. Cash on deposit and CCF investments as of March 31, 2026 and December 31, 2025 are as follows:

	March 31,	December 31,
(In millions)	2026	2025	Change
CCF - Cash and cash equivalents, and investments account	$521.5	$532.7	$(11.2)

The CCF decreased by $11.2 million during the three months ended March 31, 2026 due to vessel milestone payments of $16.3 million, offset by approximately $5.1 million of cash deposited into the CCF from interest income and the repurchase of assigned receivables.

Debt: The Company’s debt is described in Note 8 of Part I, Item 1 above. The Company utilizes a mix of fixed and variable debt for liquidity and to fund the Company’s operations. Total Debt as of March 31, 2026 and December 31, 2025 are as follows:

	March 31,	December 31,
(In millions)	2026	2025	Change
Variable interest debt - Revolving credit facility	$—	$—	$—
Fixed interest debt - Title XI debt and private placement term loans	351.1	361.2	(10.1)
Total Debt (excluding deferred loan fees)	$351.1	$361.2	$(10.1)

Total Debt decreased by $10.1 million during the three months ended March 31, 2026, compared to December 31, 2025, due to scheduled fixed interest debt repayments.

As of March 31, 2026, the Company had $544.3 million of remaining borrowing availability under the revolving credit facility.

Capital Expenditures: Except as described below, during the three months ended March 31, 2026, there were no material changes to the Company’s expected capital expenditures for the years ending December 31, 2026 and 2027 as described in Part II, Item 7 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2025.

During the three months ended March 31, 2026, the Company paid $16.3 million in milestone payments under the vessel construction agreements, compared to $65.0 million for the three months ended March 31, 2025. The following represents the estimated timing of future milestone payments under the vessel construction agreements as of March 31, 2026:

	Paid	Future Milestone Payments
Vessel Construction Obligations (in millions)	As of March 31, 2026	Remainder of 2026	2027	2028	2029	Thereafter	Total
Three Aloha Class Containerships	$443.1	$357.1	$180.6	$22.3	$2.9	$—	$1,006.0

Repurchase of Shares: During the three months ended March 31, 2026 and 2025, the Company repurchased approximately 0.4 million and 0.5 million shares for a total cost of $54.4 million and $69.2 million, respectively. The amount of shares repurchased by the Company during any period is dependent on the amount of available cash and cash equivalents, the Company’s stock price and other factors. The maximum number of remaining shares that may be repurchased under the Company’s share repurchase program was approximately 0.8 million shares at March 31, 2026. On April 23, 2026, the Company’s Board of Directors approved an additional 3.0 million shares of common stock to be added to the Company’s existing share repurchase program and extended the program to December 31, 2029.

Other Material Cash Requirements: There were no other material changes during the quarter ended March 31, 2026 to the Company’s other cash requirements that are described in Part II, Item 7 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2025.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

There have been no changes during this quarter to the Company’s critical accounting policies and estimates as discussed in Part II, Item 7 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2025.

OTHER MATTERS

Dividends: The Company’s first quarter 2026 cash dividend of $0.36 per share was paid on March 5, 2026. On April 23, 2026, the Company’s Board of Directors declared a cash dividend of $0.36 per share payable on June 4, 2026 to shareholders of record on May 7, 2026.

New Accounting Pronouncements: See Note 2 of Part I, Item 1 above for information on new accounting pronouncements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes to the Company’s market risk position from the information provided under Part II, Item 7A, “Quantitative and Qualitative Disclosures About Market Risk,” of its Annual Report on Form 10-K for the year ended December 31, 2025.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures: The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this report. Based on such evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that, as of March 31, 2026, the Company’s disclosure controls and procedures are effective.

Changes in Internal Control Over Financial Reporting: There were no changes in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the three months ended March 31, 2026, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

ITEM 1A. RISK FACTORS

There were no material changes to the Company’s risk factors previously described in Part I, Item 1A, “Risk Factors” of the Company’s Annual Report on Form 10-K for the year ended December 31, 2025.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(c) Purchases of Equity Securities by the Issuer and Affiliated Purchases: The following is the summary of Matson shares that were repurchased under the Company’s share repurchase program during the three months ended March 31, 2026:

			Total Number of	Maximum Number
			Shares Purchased	of Shares that May
	Total Number of		as Part of Publicly	Yet Be Purchased
	Shares	Average Price	Announced Plans or	Under the Plans or
Period	Purchased	Paid Per Share	Programs (1) (2)	Programs
January 1 – 31, 2026	125,000	$140.69	125,000	998,135
February 1 – 28, 2026	98,500	164.45	98,500	899,635
March 1 – 31, 2026	131,057	155.62	131,057	768,578
Total	354,557	$152.81	354,557
(1)	On June 24, 2021, Matson’s Board of Directors approved a share repurchase program of up to 3.0 million shares of common stock, with subsequent approvals for the addition of 3.0 million shares on each of January 27, 2022, August 23, 2022, April 27, 2023, February 27, 2025 and April 23, 2026 for an aggregate total of 18.0 million shares of common stock. On April 23, 2026, the share repurchase program was extended to December 31, 2029. Shares will be repurchased in the open market from time to time, and may be made pursuant to a trading plan in accordance with Rule 10b5-1 of the Securities Exchange Act of 1934.
(2)	Amounts exclude shares withheld for employee taxes upon vesting of stock-based awards.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

None.

ITEM 5. OTHER INFORMATION

(c) Trading Plans: During the quarter ended March 31, 2026, no director or Section 16 officer adopted or terminated any Rule 10b5-1 trading arrangements or non-Rule 10b5-1 trading arrangements except as described below.

On March 9, 2026, Matthew J. Cox, Chairman and Chief Executive Officer, adopted a trading plan intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) to sell up to 68,716 shares of Matson common stock through February 26, 2027, subject to certain pricing and other conditions.

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

MATSON, INC.
(Registrant)

Date: May 5, 2026	/s/ Joel M. Wine
Joel M. Wine
Executive Vice President and
Chief Financial Officer
(principal financial officer)

Date: May 5, 2026	/s/ Kevin L. Stuck
Kevin L. Stuck
Vice President and Controller
(principal accounting officer)