Form 10-Q
period 2026-06-30
Matson, Inc.
filed 2026-08-04
CIK 3453

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2026

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

Number of shares of common stock outstanding as of June 30, 2026: 29,903,458

MATSON, INC. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

MATSON, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Income and Comprehensive Income

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In millions, except per share amounts)	2026	2025	2026	2025
Operating Revenue:
Ocean Transportation	$767.4	$675.6	$1,373.9	$1,313.0
Logistics	202.0	154.9	353.3	299.5
Total Operating Revenue	969.4	830.5	1,727.2	1,612.5

Costs and Expenses:
Operating costs	(737.3)	(650.4)	(1,361.2)	(1,281.5)
Income from SSAT	4.8	7.3	9.8	13.9
General and administrative	(78.0)	(74.4)	(155.5)	(149.8)
Total Costs and Expenses	(810.5)	(717.5)	(1,506.9)	(1,417.4)

Operating Income	158.9	113.0	220.3	195.1
Interest income	5.0	8.0	11.1	17.4
Interest expense, net	(1.6)	(1.7)	(3.2)	(3.4)
Other income (expense), net	1.6	2.4	3.6	4.8
Income before Taxes	163.9	121.7	231.8	213.9
Income taxes	(34.5)	(27.0)	(45.8)	(46.9)
Net Income	$129.4	$94.7	$186.0	$167.0

Comprehensive Income (Loss), Net of Income Taxes:
Net Income	$129.4	$94.7	$186.0	$167.0
Other Comprehensive Income (Loss):
Net change in pension and post-retirement liabilities	(0.5)	(0.9)	(1.0)	(1.7)
Other adjustments	(1.9)	1.4	(1.9)	1.9
Total Other Comprehensive Income (Loss), Net of Income Taxes	(2.4)	0.5	(2.9)	0.2
Total Comprehensive Income	$127.0	$95.2	$183.1	$167.2

Basic Earnings Per Share	$4.30	$2.95	$6.16	$5.14
Diluted Earnings Per Share	$4.27	$2.92	$6.10	$5.09

Weighted Average Number of Shares Outstanding:
Basic	30.1	32.1	30.2	32.5
Diluted	30.3	32.4	30.5	32.8

See Notes to Condensed Consolidated Financial Statements.

MATSON, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(Unaudited)

	June 30,	December 31,
(In millions)	2026	2025
ASSETS
Current Assets:
Cash and cash equivalents	$119.3	$141.9
Accounts receivable, net of allowance for credit losses of $7.9 million and $8.6 million, respectively	335.3	256.8
Prepaid expenses and other assets	81.4	73.2
Total current assets	536.0	471.9
Long-term Assets:
Investment in SSAT	106.2	96.2
Property and equipment, net	2,680.3	2,499.4
Operating lease right-of-use assets	373.0	369.6
Goodwill	327.8	327.8
Intangible assets, net	140.3	146.6
Capital Construction Fund	345.8	532.7
Deferred dry-docking costs, net	109.6	94.7
Other long-term assets	94.5	96.7
Total long-term assets	4,177.5	4,163.7
Total Assets	$4,713.5	$4,635.6

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Current portion of debt	$39.7	$39.7
Accounts payable and accruals	297.9	244.9
Operating lease liabilities	132.8	128.5
Other liabilities	133.4	114.3
Total current liabilities	603.8	527.4
Long-term Liabilities:
Long-term debt, net of deferred loan fees	292.7	312.1
Long-term operating lease liabilities	251.2	246.8
Deferred income taxes, net	704.4	701.9
Other long-term liabilities	88.3	88.4
Total long-term liabilities	1,336.6	1,349.2
Commitments and Contingencies (see Note 16)
Shareholders’ Equity:
Common stock	22.4	22.8
Additional paid in capital	280.0	295.2
Accumulated other comprehensive income (loss), net	(1.3)	1.6
Retained earnings	2,472.0	2,439.4
Total shareholders’ equity	2,773.1	2,759.0
Total Liabilities and Shareholders’ Equity	$4,713.5	$4,635.6

See Notes to Condensed Consolidated Financial Statements.

MATSON, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Six Months Ended June 30,
(In millions)	2026	2025
Cash Flows From Operating Activities:
Net income	$186.0	$167.0
Reconciling adjustments:
Depreciation and amortization	84.3	81.8
Amortization of operating lease right-of-use assets	68.8	66.9
Deferred income taxes, net	2.5	0.3
Share-based compensation expense	11.7	11.7
Income from SSAT	(9.8)	(13.9)
Other	(0.1)	(4.7)
Changes in assets and liabilities:
Accounts receivable, net	(78.6)	(19.7)
Deferred dry-docking payments	(24.6)	(23.8)
Deferred dry-docking amortization	16.1	13.6
Prepaid expenses and other assets	(9.2)	(10.6)
Accounts payable, accruals and other liabilities	50.3	(3.0)
Operating lease assets and liabilities, net	(63.6)	(67.8)
Other long-term liabilities	(2.2)	(3.2)
Net cash provided by operating activities	231.6	194.6

Cash Flows From Investing Activities:
Vessel construction expenditures	(199.8)	(104.1)
Capital expenditures (excluding vessel construction expenditures)	(55.7)	(71.4)
Proceeds from disposal of property and equipment, net	(0.1)	0.5
Cash and interest deposited into the Capital Construction Fund	(9.5)	(109.1)
Withdrawals from Capital Construction Fund	197.7	100.7
Net cash used in investing activities	(67.4)	(183.4)

Cash Flows From Financing Activities:
Repayments of debt	(19.9)	(19.9)
Dividends paid	(22.0)	(22.3)
Repurchase of Matson common stock	(119.8)	(160.4)
Tax withholding related to net share settlements of restricted stock units	(25.1)	(16.3)
Net cash used in financing activities	(186.8)	(218.9)

Net Decrease in Cash and Cash Equivalents	(22.6)	(207.7)
Cash and Cash Equivalents, Beginning of the Period	141.9	266.8
Cash and Cash Equivalents, End of the Period	$119.3	$59.1

Supplemental Cash Flow Information:
Interest paid, net of capitalized interest	$2.5	$2.7
Income taxes paid, net of income tax refunds	$31.7	$40.7

Non-cash Information:
Capital expenditures included in accounts payable, accruals and other liabilities	$3.8	$4.0
Accrued dividends	$11.4	$11.4

See Notes to Condensed Consolidated Financial Statements.

MATSON, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Shareholders’ Equity

(Unaudited)

				Accumulated
	Common Stock		Additional	Other
		Stated	Paid In	Comprehensive	Retained
(In millions, except per share amounts)	Shares	Value	Capital	Income (Loss)	Earnings	Total
Balance at December 31, 2025	30.4	$22.8	$295.2	$1.6	$2,439.4	$2,759.0
Net income	—	—	—	—	56.6	56.6
Other comprehensive income (loss), net of tax	—	—	—	(0.5)	—	(0.5)
Share-based compensation	—	—	5.5	—	—	5.5
Shares issued, net of shares withheld for employee taxes	0.3	0.2	(25.3)	—	—	(25.1)
Shares repurchased	(0.4)	(0.3)	(0.8)	—	(53.3)	(54.4)
Dividends ($0.36 per share)	—	—	—	—	(11.0)	(11.0)
Balance at March 31, 2026	30.3	22.7	274.6	1.1	2,431.7	2,730.1
Net income	—	—	—	—	129.4	129.4
Other comprehensive income (loss), net of tax	—	—	—	(2.4)	—	(2.4)
Share-based compensation	—	—	6.2	—	—	6.2
Shares issued, net of shares withheld for employee taxes	(0.1)	—	—	—	—	—
Shares repurchased	(0.3)	(0.3)	(0.8)	—	(66.7)	(67.8)
Dividends ($0.36 per share and $0.38 per share)	—	—	—	—	(22.4)	(22.4)
Balance at June 30, 2026	29.9	$22.4	$280.0	$(1.3)	$2,472.0	$2,773.1

				Accumulated
	Common Stock		Additional	Other
		Stated	Paid In	Comprehensive	Retained
(In millions, except per share amounts)	Shares	Value	Capital	Income (Loss)	Earnings	Total
Balance at December 31, 2024	33.0	$24.7	$296.7	$(6.5)	$2,337.1	$2,652.0
Net income	—	—	—	—	72.3	72.3
Other comprehensive income (loss), net of tax	—	—	—	(0.3)	—	(0.3)
Share-based compensation	—	—	5.8	—	—	5.8
Shares issued, net of shares withheld for employee taxes	0.1	0.1	(16.2)	—	—	(16.1)
Shares repurchased	(0.5)	(0.3)	(1.6)	—	(67.3)	(69.2)
Dividends ($0.34 per share)	—	—	—	—	(11.3)	(11.3)
Balance at March 31, 2025	32.6	24.5	284.7	(6.8)	2,330.8	2,633.2
Net income	—	—	—	—	94.7	94.7
Other comprehensive income (loss), net of tax	—	—	—	0.5	—	0.5
Share-based compensation	—	—	5.9	—	—	5.9
Shares issued, net of shares withheld for employee taxes	0.1	—	(0.2)	—	—	(0.2)
Shares repurchased	(0.9)	(0.7)	(2.4)	—	(90.6)	(93.7)
Dividends ($0.34 per share and $0.36 per share)	—	—	—	—	(22.4)	(22.4)
Balance at June 30, 2025	31.8	$23.8	$288.0	$(6.3)	$2,312.5	$2,618.0

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

The Condensed Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements and notes thereto included in Part II, Item 8 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2025.

Fiscal Period: The period end for Matson covered by this report is June 30, 2026. The period end for MatNav and its subsidiaries covered by this report is June 26, 2026.

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

Recognition of Revenues and Expenses: Revenue and expenses in the Company’s Condensed Consolidated Financial Statements are presented net of elimination of intercompany amounts and transactions. The following is a description of the Company’s principal revenue generating activities by segment, and the Company’s revenue and expense recognition policy for each activity for the periods presented:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
Ocean Transportation (in millions) (1)	2026	2025	2026	2025
Ocean Transportation services	$760.3	$671.0	$1,361.7	$1,303.9
Terminal and other related services	2.6	1.9	4.8	4.4
Fuel sales	4.5	2.7	7.4	4.7
Total	$767.4	$675.6	$1,373.9	$1,313.0
(1)	Ocean Transportation revenue transactions are primarily denominated in U.S. dollars except for less than 3 percent of Ocean Transportation services revenue and fuel sales revenue categories which are denominated in foreign currencies.

◾	Ocean Transportation services revenue is recognized ratably over the duration of a voyage based on the relative transit time completed in each reporting period. Vessel operating costs and other ocean transportation operating costs, such as terminal operating overhead and general and administrative expenses, are charged to operating costs as incurred.
◾	Terminal and other related services revenue is recognized as the services are performed. Terminal and other related service costs are recognized as incurred.
◾	Fuel sales revenue and related costs are recognized when the Company has completed delivery of the product to the customer in accordance with the terms and conditions of the contract.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
Logistics (in millions) (1)	2026	2025	2026	2025
Transportation Brokerage and Freight Forwarding services	$186.3	$137.2	$321.2	$264.5
Warehousing services	7.0	10.0	16.3	19.0
Supply Chain Management services	8.7	7.7	15.8	16.0
Total	$202.0	$154.9	$353.3	$299.5
(1)	Logistics revenue transactions are primarily denominated in U.S. dollars except for less than 3 percent of Transportation Brokerage and Freight Forwarding services revenue, and Supply Chain Management services revenue categories which are denominated in foreign currencies.

◾	Transportation Brokerage and Freight Forwarding services revenue consists of amounts billed to customers for services provided. The primary costs include third-party purchased transportation services, agent commissions, labor and equipment. Revenue and the related purchased third-party transportation costs are recognized over the duration of a delivery based upon the relative transit time completed in each reporting period. Labor, agent commissions, and other operating costs are expensed as incurred. The Company reports revenue on a gross basis as the Company serves as the principal in these transactions because it is responsible for fulfilling the contractual arrangements with the customer and has latitude in establishing prices.
◾	Warehousing services revenue consists of amounts billed to customers for storage, handling, and value-added packaging of customer merchandise. Storage revenue is recognized in the month the service is provided to the

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

Capitalized Interest: The Company capitalizes interest costs during the period as the qualified assets are being readied for their intended use. The Company determined that vessel construction costs are considered qualifying assets for the purposes of capitalizing interest on these assets. The amount of capitalized interest is calculated based on the amount of expenditures incurred related to the construction of these vessels using a weighted average interest rate. The weighted average interest rate is determined using the Company’s average borrowings outstanding during the period. Capitalized interest is included in vessel construction in progress in property and equipment in the Company’s Condensed Consolidated Balance Sheets (see Note 5). The Company capitalized $0.8 million and $1.0 million of interest related to the construction of three new vessels for the three months ended June 30, 2026 and 2025, and $1.7 million and $2.1 million for the six months ended June 30, 2026 and 2025, respectively.

Dividends: The Company’s second quarter 2026 cash dividend of $0.36 per share was paid on June 4, 2026. On June 25, 2026, the Company’s Board of Directors declared a cash dividend of $0.38 per share payable on September 3, 2026 to shareholders of record on August 6, 2026.

Repurchase of Shares: During the three and six months ended June 30, 2026, the Company repurchased approximately 0.3 million and 0.7 million shares for a total cost of $67.8 million and $122.2 million, respectively. During the three and six months ended June 30, 2025, the Company repurchased approximately 0.9 million and 1.4 million shares for a total cost of $93.7 million and $162.9 million, respectively.

On April 23, 2026, the Company’s Board of Directors approved an additional 3.0 million shares of common stock to be added to the Company’s existing share repurchase program and extended the program to December 31, 2029. As of June 30, 2026, the maximum number of remaining shares that may be repurchased under the Company’s share repurchase program was approximately 3.4 million shares.

Recently adopted accounting pronouncements: In July 2025, the Financial Accounting Standards Board (“FASB”) issued Accounting Standard Update (“ASU”) 2025-05, Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets (“ASU 2025-05”). ASU 2025-05 provides optional simplified methods for estimating credit losses on current accounts receivable. ASU 2025-05 is effective for interim and annual periods beginning after December 31, 2025. The adoption of ASU 2025-05 during the six months ended June 30, 2026 did not have a material impact on the Company’s Consolidated Financial Statements.

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

The Company identified two reportable segments on the basis of internal information provided to the CODM: Ocean Transportation and Logistics which are described in Note 1. Each segment is managed separately based upon fundamental differences in the operations of each segment. The Company’s Ocean Transportation service primarily involves the transportation of customer cargo on Company owned and chartered vessels. The Company’s Logistics service provides customers with logistics solutions primarily using third-party purchased transportation. The Company’s CODM assesses the performance of each segment using operating income. The Company’s CODM reviews the performance of each segment using monthly internal reports which provide variance analysis of actual results by segment compared to budget, forecast and prior year. The Company’s CODM uses this information when making decisions about the allocation of operating and capital resources to each segment. Segment balance sheet information is not provided to the CODM as capital decisions are based upon the Company’s Condensed Consolidated Balance Sheets.

Reportable segment financial information for the three months ended June 30, 2026 and 2025 are as follows:

	Three Months Ended			Three Months Ended
	June 30, 2026			June 30, 2025
(In millions)	Ocean Transportation	Logistics	Total	Ocean Transportation	Logistics	Total
Operating Revenue (1)(2)	$767.4	$202.0	$969.4	$675.6	$154.9	$830.5

Operating Expenses:
Operating costs:
Direct cargo expense	(261.8)	—	(261.8)	(249.7)	—	(249.7)
Vessel operating expense	(174.2)	—	(174.2)	(150.6)	—	(150.6)
Operating overhead (3)	(90.5)	—	(90.5)	(86.5)	—	(86.5)
Direct operating costs	—	(168.7)	(168.7)	—	(122.4)	(122.4)
Depreciation and amortization	(39.1)	(3.0)	(42.1)	(37.9)	(3.3)	(41.2)
Total operating costs	(565.6)	(171.7)	(737.3)	(524.7)	(125.7)	(650.4)
Income from SSAT	4.8	—	4.8	7.3	—	7.3
General and administrative	(62.6)	(15.4)	(78.0)	(59.6)	(14.8)	(74.4)
Total Costs and Expenses	(623.4)	(187.1)	(810.5)	(577.0)	(140.5)	(717.5)

Operating Income:	$144.0	$14.9	158.9	$98.6	$14.4	113.0
Interest income			5.0			8.0
Interest expense, net			(1.6)			(1.7)
Other income (expense), net			1.6			2.4
Income before Taxes			163.9			121.7
Income taxes			(34.5)			(27.0)
Net Income			$129.4			$94.7

Capital Expenditures (4)	$206.1	$1.1	$207.2	$85.1	$1.2	$86.3
(1)	Ocean Transportation operating revenue excludes inter-segment revenue of $29.3 million and $25.5 million for the three months ended June 30, 2026 and 2025, respectively.
(2)	Logistics operating revenue excludes inter-segment revenue of $43.0 million and $37.0 million for the three months ended June 30, 2026 and 2025, respectively.
(3)	Ocean Transportation operating overhead includes dry-docking amortization of $8.4 million and $7.0 million for the three months ended June 30, 2026 and 2025, respectively.
(4)	Capital expenditures exclude accrued capital expenditures of $3.8 million and $4.0 million as of June 30, 2026 and 2025, respectively.

Reportable segment financial information for the six months ended June 30, 2026 and 2025 are as follows:

	Six Months Ended			Six Months Ended
	June 30, 2026			June 30, 2025
(In millions)	Ocean Transportation	Logistics	Total	Ocean Transportation	Logistics	Total
Operating Revenue (5)(6)	$1,373.9	$353.3	$1,727.2	$1,313.0	$299.5	$1,612.5

Operating Expenses:
Operating costs:
Direct cargo expense	(496.5)	—	(496.5)	(487.9)	—	(487.9)
Vessel operating expense	(312.8)	—	(312.8)	(298.0)	—	(298.0)
Operating overhead (7)	(172.3)	—	(172.3)	(173.5)	—	(173.5)
Direct operating costs	—	(295.3)	(295.3)	—	(240.3)	(240.3)
Depreciation and amortization	(78.2)	(6.1)	(84.3)	(75.2)	(6.6)	(81.8)
Total operating costs	(1,059.8)	(301.4)	(1,361.2)	(1,034.6)	(246.9)	(1,281.5)
Income (Loss) from SSAT	9.8	—	9.8	13.9	—	13.9
General and administrative	(125.3)	(30.2)	(155.5)	(120.1)	(29.7)	(149.8)
Total Costs and Expenses	(1,175.3)	(331.6)	(1,506.9)	(1,140.8)	(276.6)	(1,417.4)

Operating Income:	$198.6	$21.7	220.3	$172.2	$22.9	195.1
Interest income			11.1			17.4
Interest expense, net			(3.2)			(3.4)
Other income (expense), net			3.6			4.8
Income before Taxes			231.8			213.9
Income taxes			(45.8)			(46.9)
Net Income			$186.0			$167.0

Capital Expenditures (8)	$253.2	$2.3	$255.5	$173.2	$2.3	$175.5
(5)	Ocean Transportation operating revenue excludes inter-segment revenue of $47.1 million and $46.9 million for the six months ended June 30, 2026 and 2025, respectively.
(6)	Logistics operating revenue excludes inter-segment revenue of $72.8 million and $69.6 million for the six months ended June 30, 2026 and 2025, respectively.
(7)	Ocean Transportation operating overhead includes dry-docking amortization of $16.1 million and $13.6 million for the six months ended June 30, 2026 and 2025, respectively.
(8)	Capital expenditures exclude accrued capital expenditures of $3.8 million and $4.0 million as of June 30, 2026 and 2025, respectively.

Ocean Transportation’s operating expenses includes the following:

●	Operating costs includes:
o	Direct Cargo Expense includes terminal handling costs including labor, stevedoring and wharfage, outside purchased transportation and other related costs.
o	Vessel Operating Expense includes crew wages and related costs; fuel; pilots, tugs, lines and related costs; vessel charter expenses; and other vessel operating related expenses.
o	Operating Overhead Expense includes vessel repair and maintenance costs, inactive vessel costs, dry-docking amortization, equipment lease costs, equipment repair costs, insurance, port engineers and other maintenance costs, other vessel and shoreside related overhead and other indirect costs.
o	Depreciation and Amortization Expense includes depreciation of property and equipment and amortization of intangible assets.
●	Income from SSAT includes the Company’s share of income from its equity investment in SSAT and has been aggregated into the Ocean Transportation segment due to the operations of SSAT being an integral part of the Company’s Ocean Transportation business (see Note 4).
●	General and Administrative Expense includes employee salaries, wages and other related costs, equipment maintenance, computer hardware and software, professional fees and other general and administrative expenses.

Logistics’ operating expenses includes the following:

●	Operating costs includes:
o	Direct Operating Expense includes transportation costs, transportation brokerage expenses, agency commissions, leases of warehouses, cross-dock and other facility operating costs, wages and other related costs, and other operating overhead.
o	Depreciation and Amortization Expense includes depreciation of property and equipment and amortization of intangible assets.
●	General and Administrative Expense includes employee salaries, wages and other related costs, computer hardware and software, professional fees and other general and administrative expenses.

The Company’s Ocean Transportation segment provides ocean transportation services to the Logistics segment, and the Logistics segment provides logistics services to the Ocean Transportation segment in certain transactions. Accordingly, inter-segment revenue of $72.3 million and $62.5 million for the three months ended June 30, 2026 and 2025, and $119.9 million and $116.5 million for the six months ended June 30, 2026 and 2025, respectively, have been eliminated from consolidated operating revenues. In arrangements where the customer purchases ocean transportation and logistics services, the revenues are allocated to each reportable segment based upon the contractual amounts for each type of service.

4.          INVESTMENT IN SSAT

The Company’s investment in SSAT is described in Note 4 to the Consolidated Financial Statements included in Part II, Item 8 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2025. Condensed income statement information for SSAT for the three and six months ended June 30, 2026 and 2025 consisted of the following:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In millions)	2026	2025	2026	2025
Operating revenue	$294.1	$307.7	$576.8	$619.2
Operating costs and expenses	(278.9)	(294.6)	(564.3)	(592.1)
Operating income	15.2	13.1	12.5	27.1
SSAT’s Net Income (1)	$20.9	$18.7	$24.9	$36.4
Company’s Share of SSAT’s Net Income (2)	$4.8	$7.3	$9.8	$13.9
(1)	Includes income and losses from equity method investment held by SSAT less income and losses allocated to non-controlling interests.
(2)	The Company records its share of net income from SSAT in costs and expenses in the Condensed Consolidated Statement of Income and Comprehensive Income due to the nature of SSAT’s operations.

The Company’s investment in SSAT was $106.2 million and $96.2 million at June 30, 2026 and December 31, 2025, respectively.

5.          PROPERTY AND EQUIPMENT

Property and equipment as of June 30, 2026 and December 31, 2025 consisted of the following:

	June 30,	December 31,
(In millions)	2026	2025
Cost:
Vessels	$2,423.6	$2,405.0
Containers and equipment	974.6	943.0
Terminal equipment and other property	175.4	171.7
Vessel construction in progress	643.0	443.2
Other construction in progress	39.8	44.1
Total Property and Equipment	4,256.4	4,007.0
Less: Accumulated Depreciation	(1,576.1)	(1,507.6)
Total Property and Equipment, net	$2,680.3	$2,499.4

Vessel construction in progress at June 30, 2026 and December 31, 2025 includes milestone progress payments, capitalized interest and other costs related to the construction of three new vessels. Delivery of the vessels are expected during the first quarter 2027, the third quarter 2027 and the second quarter 2028.

6.          GOODWILL AND INTANGIBLES

The Company’s goodwill and intangibles are described in Note 6 to the Consolidated Financial Statements included in Part II, Item 8 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2025. Goodwill by reportable segment as of June 30, 2026 and December 31, 2025 consisted of the following:

	As of June 30, 2026			As of December 31, 2025
	Ocean			Ocean
(In millions)	Transportation	Logistics	Total	Transportation	Logistics	Total
Goodwill	$222.6	$105.2	$327.8	$222.6	$105.2	$327.8

Intangible assets by reportable segment as of June 30, 2026 and December 31, 2025 consisted of the following:

	June 30,	December 31,
(In millions)	2026	2025
Customer Relationships:
Ocean Transportation	$140.6	$140.6
Logistics	106.6	106.6
Total	247.2	247.2
Less: Accumulated Amortization	(134.2)	(127.9)
Total Customer Relationships, net	113.0	119.3
Trade name – Logistics	27.3	27.3
Total Intangible Assets, net	$140.3	$146.6

The Company evaluates its goodwill and intangible assets for possible impairment in the fourth quarter, or whenever events or changes in circumstances indicate that it is more likely than not that the fair value is less than its carrying amount. The Company has reporting units within the Ocean Transportation and Logistics reportable segments. The Company considered the general economic and market conditions and its impact on the performance of each of the Company’s reporting units. Based on the Company’s assessment of its market capitalization, future forecasts and the amount of excess of fair value over the carrying value of the reporting units in the 2025 annual impairment tests, the Company concluded that an impairment triggering event did not occur during the three and six months ended June 30, 2026.

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

7.          CAPITAL CONSTRUCTION FUND

The Capital Construction Fund (“CCF”) is described in Note 7 to the Consolidated Financial Statements included in Part II, Item 8 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2025. A summary of the activities within the CCF cash and cash equivalents, and CCF investments account for the six months ended June 30, 2026 and 2025 consisted of the following:

	Six Months Ended
	June 30,
(In millions)	2026	2025
CCF Cash and Cash Equivalents:
CCF cash and cash equivalents balance at beginning of period	$307.2	$230.7
Proceeds from U.S. Treasury debt securities at maturity	115.5	91.1
Interest income on cash and cash equivalents, and CCF investments	7.1	8.3
Repurchase of assigned accounts receivable	1.6	100.7
Qualifying withdrawal payments for vessel construction expenditures	(197.7)	(100.7)
Total CCF cash and cash equivalents balance at end of period	233.7	330.1

CCF Investments:
CCF investments balance at beginning of period	225.5	411.9
Sale of U.S. Treasury debt securities at maturity	(115.5)	(91.1)
Accretion of CCF investments	2.1	5.8
Total CCF investments balance at end of period	112.1	326.6
Total CCF cash and cash equivalents, and investments balance at end of period	$345.8	$656.7

CCF Cash and Cash Equivalents: Cash on deposit in the CCF account is invested in a short-term U.S. Treasury obligations fund with daily liquidity. At June 30, 2026, these short-term securities had a weighted average life of 99 days.

CCF Investments: The cost of CCF investments accretes to face value on a straight-line basis until maturity. Such accretion is included in interest income in the Condensed Consolidated Statements of Income and Comprehensive Income.

CCF Maturities: As of June 30, 2026, CCF investments maturities are as follows:

	As of
	June 30, 2026
Year (in millions)	Cost	Fair Value
Remainder of 2026	$59.6	$59.6
2027	52.5	52.6
Total CCF investments	$112.1	$112.2

CCF cash and cash equivalents, and investments are classified as a long-term asset in the Company’s Condensed Consolidated Balance Sheets as the Company intends to use withdrawals to fund qualified milestone progress payments for the construction of three new vessels.

CCF Assigned Accounts Receivable: As of June 30, 2026 and December 31, 2025, eligible accounts receivable of $82.3 million and $82.3 million were assigned to the CCF, respectively. Due to the nature of the assignment of eligible accounts receivable into the CCF, such assigned amounts are classified as part of accounts receivable in the Condensed Consolidated Balance Sheets.

8.          DEBT

The Company’s debt is described in Note 8 to the Consolidated Financial Statements included in Part II, Item 8 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2025. Total debt as of June 30, 2026 and December 31, 2025 consisted of the following:

	June 30,	December 31,
(In millions)	2026	2025
Private Placement Term Loans:
3.37%, payable through 2027	$17.2	$23.1
3.14%, payable through 2031	78.7	85.8
Title XI Debt:
1.22%, payable through 2043	138.5	142.4
1.35%, payable through 2044	106.9	109.9
Revolving credit facility, maturity date of July 23, 2030	—	—
Total Debt	341.3	361.2
Less: Current portion of debt	(39.7)	(39.7)
Total Long-term Debt	301.6	321.5
Less: Deferred loan fees	(8.9)	(9.4)
Total Long-term Debt, net of deferred loan fees	$292.7	$312.1

Revolving Credit Facility: As of June 30, 2026, the Company had $544.2 million of remaining borrowing availability under its $550 million revolving credit facility. The Company used $5.8 million of the revolving credit facility for letters of credit outstanding as of June 30, 2026. Borrowings under the revolving credit facility are classified as long-term debt in the Company’s Condensed Consolidated Balance Sheets, as principal payments are not required until the maturity date.

Debt Maturities: As of June 30, 2026, debt maturities are as follows:

As of
Year (in millions)	June 30, 2026
Remainder of 2026	$19.8
2027	39.7
2028	28.2
2029	28.2
2030	28.2
Thereafter	197.2
Total Debt	$341.3

9.          LEASES

The Company’s leases are described in Note 9 to the Consolidated Financial Statements included in Part II, Item 8 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2025.

Components of Lease Cost: Components of lease cost recorded in the Company’s Condensed Consolidated Statements of Income and Comprehensive Income for the three and six months ended June 30, 2026 and 2025 consisted of the following:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In millions)	2026	2025	2026	2025
Operating lease cost	$39.3	$35.8	$77.1	$74.0
Short-term lease cost	2.9	3.3	4.3	4.9
Variable lease cost	0.1	0.1	0.2	0.2
Total	42.3	39.2	81.6	79.1
Sublease income	(1.5)	(3.1)	(1.8)	(6.7)
Total lease cost, net	$40.8	$36.1	$79.8	$72.4

Minimum Lease Payments: Future minimum lease payments of operating lease liabilities that have non-cancelable lease terms in excess of one year at June 30, 2026 are as follows:

As of
Year (in millions)	June 30, 2026
Remainder of 2026	$79.1
2027	124.2
2028	78.0
2029	47.3
2030	29.1
Thereafter	81.3
Total lease payments	439.0
Less: Operating lease interest	(55.0)
Present value of operating lease liabilities	384.0
Less: Current portion of operating lease liabilities	(132.8)
Long-term operating lease liabilities	$251.2

10.          INCOME TAXES

The Company’s income taxes are described in Note 10 to the Consolidated Financial Statements included in Part II, Item 8 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2025.

Income Taxes: Income taxes consist of the following for the three and six months ended June 30, 2026 and 2025:

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2026	2025	2026	2025
Current:
Federal	$26.9	$22.4	$34.6	$38.5
State	4.4	3.5	5.8	6.1
Foreign	1.4	1.1	2.3	1.8
Total current tax expense	32.7	27.0	42.7	46.4
Deferred:
Federal	1.8	0.2	3.0	0.3
State	0.6	(0.2)	0.7	0.1
Foreign	(0.6)	—	(0.6)	0.1
Total deferred tax expense	1.8	—	3.1	0.5
Total income taxes	$34.5	$27.0	$45.8	$46.9

Income Tax Legislation: On July 4, 2025, new legislation commonly referred to as the One Big Beautiful Bill Act (the “Act”) was signed into law. Among other things, the Act provides for numerous changes to existing tax law including extending or making permanent certain tax provisions of the Tax Cuts and Jobs Act of 2017 that were set to expire. Certain provisions of the Act were effective in fiscal 2025 and in the beginning of fiscal 2026, while others are effective in future years. The application of the Act did not have a material impact on the Company’s effective tax rate during the three and six months ended June 30, 2026 and 2025.

11.          ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

Changes in accumulated other comprehensive income (loss) by component, net of tax, for the six months ended June 30, 2026 consisted of the following:

			Non-		Accumulated
		Post-	Qualified		Other
	Pension	Retirement	Pension		Comprehensive
(In millions)	Benefits	Benefits	Benefits	Other	Income (Loss)
Balance at December 31, 2025	$(8.6)	$8.9	$(0.7)	$2.0	$1.6
Amortization of prior service credit	—	(0.4)	—	—	(0.4)
Amortization of net actuarial gain (loss)	—	(0.1)	—	—	(0.1)
Foreign currency exchange	—	—	—	(0.2)	(0.2)
Other adjustments	—	—	—	0.2	0.2
Balance at March 31, 2026	(8.6)	8.4	(0.7)	2.0	1.1
Amortization of prior service credit	—	(0.4)	—	—	(0.4)
Amortization of net actuarial loss	—	(0.1)	—	—	(0.1)
Foreign currency exchange	—	—	—	(1.9)	(1.9)
Balance at June 30, 2026	$(8.6)	$7.9	$(0.7)	$0.1	$(1.3)

Changes in accumulated other comprehensive income (loss) by component, net of tax, for the six months ended June 30, 2025 consisted of the following:

			Non-		Accumulated
		Post-	Qualified		Other
	Pension	Retirement	Pension		Comprehensive
(In millions)	Benefits	Benefits	Benefits	Other	Income (Loss)
Balance at December 31, 2024	$(14.0)	$8.1	$(0.4)	$(0.2)	$(6.5)
Amortization of prior service credit	—	(0.7)	—	—	(0.7)
Amortization of net actuarial gain (loss)	—	(0.1)	—	—	(0.1)
Foreign currency exchange	—	—	—	0.3	0.3
Other adjustments	—	—	—	0.2	0.2
Balance at March 31, 2025	(14.0)	7.3	(0.4)	0.3	(6.8)
Amortization of prior service credit	—	(0.7)	—	—	(0.7)
Amortization of net actuarial gain (loss)	—	(0.2)	—	—	(0.2)
Foreign currency exchange	—	—	—	1.4	1.4
Balance at June 30, 2025	$(14.0)	$6.4	$(0.4)	$1.7	$(6.3)

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

The carrying value and fair value of the Company’s financial instruments as of June 30, 2026 and December 31, 2025 are as follows:

			Quoted Prices in	Significant	Significant
	Total		Active Markets	Observable	Unobservable
	Carrying Value	Total	(Level 1)	Inputs (Level 2)	Inputs (Level 3)

(In millions)	June 30, 2026	Fair Value Measurements at June 30, 2026
Cash and cash equivalents	$119.3	$119.3	$119.3	$—	$—
CCF - Cash and cash equivalents	$233.7	$233.7	$233.7	$—	$—
CCF - Investments	$112.1	$112.2	$112.2	$—	$—
Fixed rate debt	$341.3	$272.8	$—	$272.8	$—

(In millions)	December 31, 2025	Fair Value Measurements at December 31, 2025
Cash and cash equivalents	$141.9	$141.9	$141.9	$—	$—
CCF - Cash and cash equivalents	$307.2	$307.2	$307.2	$—	$—
CCF - Investments	$225.5	$226.4	$226.4	$—	$—
Fixed rate debt	$361.2	$293.6	$—	$293.6	$—

13.          EARNINGS PER SHARE

Basic earnings per share is determined by dividing net income by the weighted average common shares outstanding during the period. The calculation of diluted earnings per share includes the dilutive effect of non-vested restricted stock units. The computation of weighted average common shares outstanding excluded a nominal amount of anti-dilutive restricted stock units for each period ended June 30, 2026 and 2025.

The computations for basic and diluted earnings per share for the three and six months ended June 30, 2026 and 2025 are as follows:

	Three Months Ended June 30, 2026			Six Months Ended June 30, 2026
		Weighted	Per		Weighted	Per
		Average	Common		Average	Common
	Net	Common	Share	Net	Common	Share
(In millions, except per share amounts)	Income	Shares	Amount	Income	Shares	Amount
Basic	$129.4	30.1	$4.30	$186.0	30.2	$6.16
Effect of Dilutive Securities		0.2	(0.03)		0.3	(0.06)
Diluted	$129.4	30.3	$4.27	$186.0	30.5	$6.10

	Three Months Ended June 30, 2025			Six Months Ended June 30, 2025
		Weighted	Per		Weighted	Per
		Average	Common		Average	Common
	Net	Common	Share	Net	Common	Share
(In millions, except per share amounts)	Income	Shares	Amount	Income	Shares	Amount
Basic	$94.7	32.1	$2.95	$167.0	32.5	$5.14
Effect of Dilutive Securities		0.3	(0.03)		0.3	(0.05)
Diluted	$94.7	32.4	$2.92	$167.0	32.8	$5.09

14.          SHARE-BASED AWARDS

The Company’s share-based awards are described in Note 15 to the Consolidated Financial Statements included in Part II, Item 8 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2025. During the three and six months ended June 30, 2026, the Company granted time-based restricted stock units and performance-based shares to certain of its employees totaling approximately 6,500 shares and 267,400 shares, with a combined weighted average grant date fair value of $170.13 and $117.58 per share, respectively.

Total share-based compensation expense, net of forfeitures recognized in the Condensed Consolidated Statements of Income and Comprehensive Income as a component of general and administrative expenses was $6.2 million and $5.9 million for the three months ended June 30, 2026 and 2025, and $11.7 million and $11.7 million for the six months ended June 30, 2026 and 2025, respectively. Total unrecognized compensation cost related to non-vested stock units and performance based equity awards was $33.4 million at June 30, 2026, and is expected to be recognized over a weighted average period of approximately 1.9 years.

15.          PENSION AND POST-RETIREMENT PLANS

The Company’s pension and post-retirement plans are described in Note 11 to the Consolidated Financial Statements included in Part II, Item 8 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2025. Components of net periodic benefit cost and other amounts recognized in Other Comprehensive Income (Loss) for the qualified pension plans and the post-retirement benefit plans for the three and six months ended June 30, 2026 and 2025 consisted of the following:

	Pension Benefits		Post-retirement Benefits
	Three Months Ended June 30,		Three Months Ended June 30,
(In millions)	2026	2025	2026	2025
Components of net periodic benefit cost (credit):
Service cost	$1.3	$1.1	$—	$0.1
Interest cost	2.5	2.6	0.3	0.2
Expected return on plan assets	(3.8)	(4.4)	—	—
Amortization of net actuarial loss (gain)	—	—	(0.1)	(0.1)
Amortization of prior service credit	—	—	(0.6)	(1.0)
Net periodic benefit credit	$—	$(0.7)	$(0.4)	$(0.8)

	Pension Benefits		Post-retirement Benefits
	Six Months Ended June 30,		Six Months Ended June 30,
(In millions)	2026	2025	2026	2025
Components of net periodic benefit cost (credit):
Service cost	$2.5	$2.2	$0.1	$0.1
Interest cost	5.1	5.2	0.5	0.5
Expected return on plan assets	(8.2)	(8.8)	—	—
Amortization of net actuarial loss (gain)	—	—	(0.3)	(0.3)
Amortization of prior service credit	—	—	(1.1)	(1.9)
Net periodic benefit credit	$(0.6)	$(1.4)	$(0.8)	$(1.6)

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

FORWARD-LOOKING STATEMENTS

The Company, from time to time, may make or may have made certain forward-looking statements, whether orally or in writing, such as, among others, forecasts or projections of the Company’s future performance or statements of management’s plans and objectives. These statements are considered “forward-looking” statements as that term is defined in the Private Securities Litigation Reform Act of 1995. Such forward-looking statements may be contained in, among other things, Securities and Exchange Commission (“SEC”) filings such as Forms 10-K, 10-Q and 8-K, the Company’s Annual Report to Shareholders, the Company’s Sustainability Report, press releases made by the Company, the Company’s Internet websites (including websites of its subsidiaries), and oral statements made by officers of the Company. Except for historical information contained in these written or oral communications, all other statements are forward-looking statements. These include, for example, all references to 2026 or future years, including such references included under “Second Quarter 2026 Discussion and Outlook for 2026,” as well as statements generally identified through the inclusion of words such as “anticipate,” “believe,” “can,” “commit,” “estimate,” “expect,” “focus,” “goal,” “hope,” “intend,” “may,” “plan,” “seek,” “should,” “target,” and “will,” or similar statements or variations of such terms and other similar expressions. New risks or uncertainties may emerge from time to time, risks that the Company currently does not consider to be material could become material, and it is not possible for the Company to predict all such risks, nor can it assess the impact of all such risks on the Company’s business or the extent to which any factor, or combination of factors, may cause actual results or outcomes, or the timing of results or outcomes, to differ materially from those contained in any forward-looking statements. Accordingly, forward-looking statements cannot be relied upon as a guarantee of future results or outcomes and involve a number of risks and uncertainties that could cause actual results or outcomes to differ materially from those projected in the statements, including but not limited to the factors that are described in Part II, Item 1A under the caption “Risk Factors” of the Company’s Form 10-K for the year ended December 31, 2025. Except as required by law, the Company undertakes no obligation to revise or update publicly forward-looking statements or any factors that may affect actual results, whether as a result of new information, future events, circumstances occurring after the date of this report, or otherwise.

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

SECOND QUARTER 2026 DISCUSSION AND OUTLOOK FOR 2026

Ocean Transportation: The Company’s container volume in the Hawaii service in the second quarter 2026 was 1.1 percent lower year-over-year primarily due to lower general demand. Hawaii’s economy remains stable, supported by strong construction activity and modest growth in tourist arrivals, but continues to face headwinds from higher energy-related inflation. The Company expects volume in full year 2026 to approach the level achieved in 2025, based on the Company’s expectation of similar economic conditions and stable market share.

In the China service, the Company’s container volume in the second quarter 2026 increased 15.2 percent year-over-year primarily due to significantly higher demand compared to the prior year period, which included a market decline in Transpacific demand due to the tariffs imposed in April 2025. In the second quarter 2026, momentum in the China service carried over from the post-Lunar New Year period, and the Company’s CLX and MAX services saw higher-

than-expected freight rates and demand across e-commerce, garments and e-goods against a backdrop of tighter supply conditions in the Transpacific tradelane. The Company expects its China service to be at or near capacity through peak season. For the fourth quarter 2026, the Company expects demand to reflect a more traditional seasonality pattern compared to the elevated period of freight demand experienced in the Transpacific market in the fourth quarter 2025 following the U.S.-China trade and economic agreement announced on October 30, 2025. As such, the Company expects volume in full year 2026 to be higher than the level achieved in 2025 based on the Company’s expectations of continued solid U.S. consumer demand and a stable trading environment in the Transpacific tradelane.

In the Guam service, the Company’s container volume in the second quarter 2026 increased 4.4 percent year-over-year. In the near term, the Company expects Guam’s economy to remain stable. For full year 2026, the Company expects volume to be comparable to the level achieved last year.

In the Alaska service, the Company’s container volume in the second quarter 2026 decreased 2.3 percent year-over-year primarily due to lower export seafood volume on AAX, partially offset by one additional northbound sailing. In the near term, the Company expects Alaska’s economy to remain stable supported by a low unemployment rate, steady job market and continued oil and gas exploration and production activity. For full year 2026, the Company expects volume to approach the level achieved last year.

The contribution from the Company’s SSAT joint venture investment was $4.8 million in the second quarter 2026, or $2.5 million lower than second quarter 2025. The decrease was primarily due to lower lift volume and higher operating expenses. For full year 2026, the Company expects the contribution from SSAT to be lower than the $32.5 million achieved in full year 2025.

Based on the outlook trends noted above, the Company expects Ocean Transportation operating income in the third quarter 2026 to be approximately 45 percent higher than the $147.4 million achieved in the third quarter 2025. The Company also expects Ocean Transportation operating income in the fourth quarter 2026 to be modestly lower than the $136.0 million achieved in the fourth quarter 2025. For full year 2026, the Company expects Ocean Transportation operating income to be higher than the $455.6 million achieved in full year 2025.

Logistics: Operating income for the Company’s Logistics segment was $14.9 million in the second quarter 2026, or $0.5 million higher compared to the level achieved in the second quarter 2025. The increase was primarily due to higher contributions from freight forwarding and transportation brokerage, partially offset by a lower contribution from warehousing. For the third and fourth quarters 2026, the Company expects Logistics operating income to be modestly higher than the $13.6 million and $7.7 million achieved in the third and fourth quarters 2025, respectively. For full year 2026, the Company expects Logistics operating income to be higher than the $44.2 million achieved in full year 2025.

Consolidated Operating Income: To date, the Iran conflict has not impacted the Company’s operating performance or service levels; however, it has impacted fuel prices in all of the Company’s markets. The Company continues to expect to fully recover fuel costs by the end of the year. For the third quarter 2026, the Company expects consolidated operating income to be approximately 45 percent higher than the level achieved in the third quarter 2025. For full year 2026, the Company expects consolidated operating income to be higher than the level achieved in full year 2025 based on the Company’s expectations of continued solid U.S. consumer demand and a stable trading environment in the Transpacific tradelane.

Depreciation and Amortization: For full year 2026, the Company expects depreciation and amortization expense to be approximately $205 million, inclusive of dry-docking amortization of approximately $35 million.

Interest Income: The Company expects interest income for the full year 2026 to be approximately $18 million.

Interest Expense, Net: The Company expects interest expense, net for the full year 2026 to be approximately $6 million.

Other Income (Expense), Net: The Company expects full year 2026 other income (expense), net to be approximately $7 million in income, which is attributable to the amortization of certain components of net periodic benefit costs or gains related to the Company’s pension and post-retirement plans.

Income Taxes: For the second quarter 2026, the Company’s effective tax rate was 21.0 percent. For the full year 2026, the Company expects its effective tax rate to be approximately 21.0 percent.

Capital and Vessel Dry-docking Expenditures: For the second quarter 2026, the Company made capital expenditure payments excluding vessel construction expenditures of $25.4 million, vessel construction expenditures (including capitalized interest and owner’s items) of $181.8 million, and dry-docking payments of $12.7 million. For the full year 2026, the Company expects to make capital expenditure payments, including maintenance capital expenditures, of approximately $150 to $170 million, vessel construction expenditures (including capitalized interest and owner’s items) of approximately $400 million, and dry-docking payments of approximately $45 million.

CONSOLIDATED RESULTS OF OPERATIONS

Consolidated Results – Three months ended June 30, 2026 compared with 2025:

	Three Months Ended June 30,
(Dollars in millions, except per share amounts)	2026	2025	Change
Operating revenue	$969.4	$830.5	$138.9	16.7%
Operating costs and expenses	(810.5)	(717.5)	(93.0)	13.0%
Operating income	158.9	113.0	45.9	40.6%
Interest income	5.0	8.0	(3.0)	(37.5)%
Interest expense, net	(1.6)	(1.7)	0.1	(5.9)%
Other income (expense), net	1.6	2.4	(0.8)	(33.3)%
Income before taxes	163.9	121.7	42.2	34.7%
Income taxes	(34.5)	(27.0)	(7.5)	27.8%
Net income	$129.4	$94.7	$34.7	36.6%
Basic earnings per share	$4.30	$2.95	$1.35	45.8%
Diluted earnings per share	$4.27	$2.92	$1.35	46.2%

Consolidated Operating Revenues for the three months ended June 30, 2026 increased by $138.9 million, or 16.7 percent, compared to the three months ended June 30, 2025. The increase was due to an increase in Ocean Transportation revenue of $91.8 million and an increase in Logistics revenue of $47.1 million.

Operating Costs and Expenses for the three months ended June 30, 2026 increased by $93.0 million, or 13.0 percent, compared to the three months ended June 30, 2025. The increase was due to an increase in Ocean Transportation operating costs and expenses of $46.4 million and an increase in Logistics operating costs and expenses of $46.6 million.

Operating Income for the three months ended June 30, 2026 increased by $45.9 million, or 40.6 percent, compared to the three months ended June 30, 2025. The increase was due to an increase in Ocean Transportation operating income of $45.4 million and an increase in Logistics operating income of $0.5 million.

Changes in operating revenue, operating costs and expenses, and operating income are further described below in the Analysis of Operating Revenue and Income by Segment.

Interest Income was $5.0 million for the three months ended June 30, 2026, compared to $8.0 million for the three months ended June 30, 2025. The decrease in interest income for the three months ended June 30, 2026, compared to the three months ended June 30, 2025, was due to lower amounts of cash and cash equivalents, and CCF funds that were invested in interest bearing accounts during the three months ended June 30, 2026.

Interest Expense, Net was $1.6 million for the three months ended June 30, 2026, compared to $1.7 million for the three months ended June 30, 2025. Interest expense, net incurred during the quarter ended June 30, 2026 was lower due to a reduction in outstanding debt during the period, which was offset by a reduction in capitalized interest related to the construction of three new vessels for the three months ended June 30, 2026, compared to the three months ended June 30, 2025.

Other Income (Expense), Net was $1.6 million for the three months ended June 30, 2026, compared to $2.4 million for the three months ended June 30, 2025. Other income (expense), net relates to the amortization of certain components of net periodic benefit costs or gains related to the Company’s pension and post-retirement plans. The decrease in other income (expense), net was due to a decrease in the amortization of favorable adjustments related to the Company’s pension and post-retirement plan liabilities.

Income Taxes were $34.5 million, or 21.0 percent of income before taxes, for the three months ended June 30, 2026, compared to $27.0 million, or 22.2 percent of income before taxes, for the three months ended June 30, 2025. The effective tax rate for the three months ended June 30, 2026 benefited from higher discrete tax adjustments that lowered the effective tax rate for that period, compared to the same prior year period.

Consolidated Results – Six months ended June 30, 2026 compared with 2025:

	Six Months Ended June 30,
(Dollars in millions, except per share amounts)	2026	2025	Change
Operating revenue	$1,727.2	$1,612.5	$114.7	7.1%
Operating costs and expenses	(1,506.9)	(1,417.4)	(89.5)	6.3%
Operating income	220.3	195.1	25.2	12.9%
Interest income	11.1	17.4	(6.3)	(36.2)%
Interest expense, net	(3.2)	(3.4)	0.2	(5.9)%
Other income (expense), net	3.6	4.8	(1.2)	(25.0)%
Income before taxes	231.8	213.9	17.9	8.4%
Income taxes	(45.8)	(46.9)	1.1	(2.3)%
Net income	$186.0	$167.0	$19.0	11.4%
Basic earnings per share	$6.16	$5.14	$1.02	19.8%
Diluted earnings per share	$6.10	$5.09	$1.01	19.8%

Consolidated Operating Revenues for the six months ended June 30, 2026 increased by $114.7 million, or 7.1 percent, compared to the six months ended June 30, 2025. The increase was due to an increase in Ocean Transportation revenue of $60.9 million and an increase in Logistics revenue of $53.8 million.

Operating Costs and Expenses for the six months ended June 30, 2026 increased by $89.5 million, or 6.3 percent, compared to the six months ended June 30, 2025. The increase was due to an increase in Ocean Transportation operating costs and expenses of $34.5 million and an increase in Logistics operating costs and expenses of $55.0 million.

Operating Income for the six months ended June 30, 2026 increased by $25.2 million, or 12.9 percent, compared to the six months ended June 30, 2025. The increase was due to an increase in Ocean Transportation operating income of $26.4 million, partially offset by a decrease in Logistics operating income of $1.2 million.

Changes in operating revenue, operating costs and expenses, and operating income are further described below in the Analysis of Operating Revenue and Income by Segment.

Interest Income was $11.1 million for the six months ended June 30, 2026, compared to $17.4 million for the six months ended June 30, 2025. The decrease in interest income for the six months ended June 30, 2026, compared to the six months ended June 30, 2025, was due to lower amounts of cash and cash equivalents, and CCF funds that were invested in interest bearing accounts during the six months ended June 30, 2026.

Interest Expense, Net was $3.2 million for the six months ended June 30, 2026, compared to $3.4 million for the six months ended June 30, 2025. Interest expense, net incurred during the six months ended June 30, 2026 was lower due to a reduction in outstanding debt during the period, which was offset by a reduction in capitalized interest related to the construction of three new vessels for the six months ended June 30, 2026, compared to the six months ended June 30, 2025.

Other Income (Expense), Net was $3.6 million for the six months ended June 30, 2026, compared to $4.8 million for the six months ended June 30, 2025. Other income (expense), net relates to the amortization of certain components of net periodic benefit costs or gains related to the Company’s pension and post-retirement plans. The decrease in other income (expense), net was due to a decrease in the amortization of favorable adjustments related to the Company’s pension and post-retirement plan liabilities.

Income Taxes were $45.8 million, or 19.8 percent of income before taxes, for the six months ended June 30, 2026, compared to $46.9 million, or 21.9 percent of income before taxes, for the six months ended June 30, 2025. The effective tax rate for the six months ended June 30, 2026 benefited from higher discrete tax adjustments related to share-based payment awards and other adjustments that lowered the effective tax rate for that period, compared to the same prior year period.

ANALYSIS OF OPERATING REVENUE AND INCOME BY SEGMENT

Ocean Transportation Operating Results – Three months ended June 30, 2026 compared with 2025:

	Three Months Ended June 30,
(Dollars in millions)	2026	2025	Change
Ocean Transportation revenue	$767.4	$675.6	$91.8	13.6%
Operating costs and expenses	(623.4)	(577.0)	(46.4)	8.0%
Operating income	$144.0	$98.6	$45.4	46.0%
Operating income margin	18.8%	14.6%

Volume by Service (Forty-foot equivalent units (FEU)) (1)
Hawaii containers	35,600	36,000	(400)	(1.1)%
Alaska containers	21,200	21,700	(500)	(2.3)%
China containers (2)	37,200	32,300	4,900	15.2%
Guam containers	4,700	4,500	200	4.4%
Other containers (3)	3,900	4,400	(500)	(11.4)%
(1)	Approximate volume included for the period is based on the voyage departure date, but revenue and operating income are adjusted to reflect the percentage of revenue and operating income earned during the reporting period for voyages in transit at the end of each reporting period.
(2)	Includes containers from China and other Asia origins.
(3)	Includes containers from services in various islands in Micronesia and the South Pacific, and Okinawa, Japan.

Ocean Transportation revenue increased $91.8 million, or 13.6 percent, during the three months ended June 30, 2026, compared with the three months ended June 30, 2025. The increase was primarily due to higher volume and freight rates in the China service.

On a year-over-year FEU basis, Hawaii service container volume decreased 1.1 percent primarily due to lower general demand; Alaska service volume decreased 2.3 percent primarily due to lower export seafood volume on AAX, partially offset by one additional northbound sailing; China service volume increased 15.2 percent primarily due to significantly higher demand compared to the prior year period, which included a market decline in Transpacific demand due to the tariffs imposed in April 2025; Guam service volume increased 4.4 percent; and Other containers volume decreased 11.4 percent.

Ocean Transportation operating income increased $45.4 million, or 46.0 percent, during the three months ended June 30, 2026, compared with the three months ended June 30, 2025. The increase was primarily due to a higher contribution from the China service, partially offset by higher vessel operating expense primarily due to higher fuel-related costs.

The Company’s SSAT terminal joint venture investment contributed $4.8 million during the three months ended June 30, 2026, compared to $7.3 million during the three months ended June 30, 2025. The decrease was primarily due to lower lift volume and higher operating expenses.

Ocean Transportation Operating Results – Six months ended June 30, 2026 compared with 2025:

	Six Months Ended June 30,
(Dollars in millions)	2026	2025	Change
Ocean Transportation revenue	$1,373.9	$1,313.0	$60.9	4.6%
Operating costs and expenses	(1,175.3)	(1,140.8)	(34.5)	3.0%
Operating income	$198.6	$172.2	$26.4	15.3%
Operating income margin	14.5%	13.1%

Volume by Service (Forty-foot equivalent units (FEU)) (1)
Hawaii containers	69,300	71,700	(2,400)	(3.3)%
Alaska containers	40,500	41,400	(900)	(2.2)%
China containers (2)	63,000	60,800	2,200	3.6%
Guam containers	8,900	8,700	200	2.3%
Other containers (3)	7,200	7,800	(600)	(7.7)%
(1)	Approximate volume included for the period is based on the voyage departure date, but revenue and operating income are adjusted to reflect the percentage of revenue and operating income earned during the reporting period for voyages in transit at the end of each reporting period.

(2)	Includes containers from China and other Asia origins.
(3)	Includes containers from services in various islands in Micronesia and the South Pacific, and Okinawa, Japan.

Ocean Transportation revenue increased $60.9 million, or 4.6 percent, during the six months ended June 30, 2026, compared with the six months ended June 30, 2025. The increase was primarily due to higher freight rates and volume in the China service.

On a year-over-year FEU basis, Hawaii service container volume decreased 3.3 percent primarily due to lower general demand; Alaska service volume decreased 2.2 percent primarily due to lower general demand; China service volume increased 3.6 percent primarily due to significantly higher demand in the second quarter 2026 compared to the second quarter 2025, which included a market decline in Transpacific demand due to the tariffs imposed in April 2025; Guam service volume increased 2.3 percent; and Other containers volume decreased 7.7 percent.

Ocean Transportation operating income increased $26.4 million, or 15.3 percent, during the six months ended June 30, 2026, compared with the six months ended June 30, 2025. The increase was primarily due to a higher contribution from the China service, partially offset by higher vessel operating expense primarily due to higher fuel-related costs.

The Company’s SSAT terminal joint venture investment contributed $9.8 million during the six months ended June 30, 2026, compared to $13.9 million during the six months ended June 30, 2025. The decrease was primarily due to lower lift volume.

Logistics Operating Results – Three months ended June 30, 2026 compared with 2025:

	Three Months Ended June 30,
(Dollars in millions)	2026	2025	Change
Logistics revenue	$202.0	$154.9	$47.1	30.4%
Operating costs and expenses	(187.1)	(140.5)	(46.6)	33.2%
Operating income	$14.9	$14.4	$0.5	3.5%
Operating income margin	7.4%	9.3%

Logistics revenue increased $47.1 million, or 30.4 percent, during the three months ended June 30, 2026, compared with the three months ended June 30, 2025. The increase was primarily due to higher revenue in transportation brokerage.

Logistics operating income increased $0.5 million, or 3.5 percent, during the three months ended June 30, 2026, compared with the three months ended June 30, 2025. The increase was primarily due to higher contributions from freight forwarding and transportation brokerage, partially offset by a lower contribution from warehousing.

Logistics Operating Results – Six months ended June 30, 2026 compared with 2025:

	Six Months Ended June 30,
(Dollars in millions)	2026	2025	Change
Logistics revenue	$353.3	$299.5	$53.8	18.0%
Operating costs and expenses	(331.6)	(276.6)	(55.0)	19.9%
Operating income	$21.7	$22.9	$(1.2)	(5.2)%
Operating income margin	6.1%	7.6%

Logistics revenue increased $53.8 million, or 18.0 percent, during the six months ended June 30, 2026, compared with the six months ended June 30, 2025. The increase was primarily due to higher revenue in transportation brokerage.

Logistics operating income decreased $1.2 million, or 5.2 percent, during the six months ended June 30, 2026, compared with the six months ended June 30, 2025. The decrease was primarily due to a lower contribution from warehousing, partially offset by a higher contribution from freight forwarding.

LIQUIDITY AND CAPITAL RESOURCES

The Company’s primary sources of liquidity are its cash flows generated from operating activities and its debt. Sources of liquidity available to the Company as of June 30, 2026 compared to December 31, 2025 were as follows:

Cash and Cash Equivalents, Accounts Receivable and CCF: Cash and cash equivalents, accounts receivable and CCF as of June 30, 2026 compared to December 31, 2025 were as follows:

	June 30,	December 31,
(In millions)	2026	2025	Change
Cash and cash equivalents	$119.3	$141.9	$(22.6)
Accounts receivable, net (1)	$335.3	$256.8	$78.5
CCF - cash and cash equivalents, and investments account	$345.8	$532.7	$(186.9)
(1)	Eligible accounts receivable of $82.3 million and $82.3 million at June 30, 2026 and December 31, 2025, respectively, were assigned to the CCF. The Company’s CCF is described in Note 7 of Part I, Item 1 above.

Changes in the Company’s cash and cash equivalents for the six months ended June 30, 2026, compared to the six months ended June 30, 2025, are as follows:

	Six Months Ended June 30,
(In millions)	2026	2025	Change
Net cash provided by operating activities (1)	$231.6	$194.6	$37.0
Net cash used in investing activities (2)	(67.4)	(183.4)	116.0
Net cash used in financing activities (3)	(186.8)	(218.9)	32.1
Net decrease in cash and cash equivalents	(22.6)	(207.7)	185.1
Cash and cash equivalents, beginning of the period	141.9	266.8	(124.9)
Cash and cash equivalents, end of the period	$119.3	$59.1	$60.2

(1) Changes in net cash provided by operating activities:

Changes in net cash provided by operating activities for the six months ended June 30, 2026, compared to the six months ended June 30, 2025, were due to the following:

(In millions)	Change
Net income	$19.0
Non-cash depreciation and amortization	2.5
Deferred income taxes, net	2.2
Other non-cash related changes, net	7.1
Income and distribution from SSAT, net	4.1
Accounts receivable, net	(58.9)
Prepaid expenses and other assets	1.4
Accounts payable, accruals and other liabilities	53.3
Operating lease assets and liabilities, net	4.2
Non-cash amortization of operating lease right-of-use assets	1.9
Deferred dry-docking payments	(0.8)
Other long-term liabilities	1.0
Total	$37.0

Net income was $186.0 million for the six months ended June 30, 2026, compared to $167.0 million for the six months ended June 30, 2025. Income from SSAT was $9.8 million for the six months ended June 30, 2026, compared to $13.9 million for the six months ended June 30, 2025. The decrease in income from SSAT was primarily due to lower lift volume and higher operating expenses during the six months ended June 30, 2026, compared to the same prior year period. There were no distributions received from SSAT during the six months ended June 30, 2026 and 2025. Changes in accounts receivable, net were primarily due to an increase in revenue and the timing of collections associated with those receivables. Changes in accounts payable, accruals and other liabilities were due to higher liability balances resulting from higher operating costs and the timing of payments associated with those liabilities. Changes in operating lease assets and liabilities, net were primarily due to new operating lease additions and renewals, offset by operating lease payments and terminations. Deferred dry-docking payments for the six months ended June 30, 2026 were $24.6 million, compared to $23.8 million for the six months ended June 30, 2025. Changes in deferred dry-docking are primarily due to the timing of vessel dry-dock related activities and the payments associated with those activities.

(2) Changes in net cash used in investing activities:

Changes in net cash used in investing activities for the six months ended June 30, 2026, compared to the six months ended June 30, 2025, were due to the following:

(In millions)	Change
Cash deposits and interest into the CCF	$99.6
Withdrawals from CCF	97.0
Vessel construction expenditures	(95.7)
Capital expenditures (excluding vessel construction expenditures)	15.7
Proceeds from disposal of property and equipment, net	(0.6)
Total	$116.0

During the six months ended June 30, 2026, cash deposits into the CCF included $7.9 million of interest income and $1.6 million from the repurchase of assigned accounts receivable, compared to $8.4 million of interest income and $100.7 million from the repurchase of assigned accounts receivable for the same prior year period. During the six months ended June 30, 2026, cash withdrawals from the CCF for the payment of vessel construction milestone payments were $197.7 million, compared to $100.7 million for the same prior year period. The increase in vessel construction milestone payments was due to progress made in the construction of three new vessels and the timing of related milestone payments. Capital expenditures (excluding vessel construction expenditures) were $55.7 million for the six months ended June 30, 2026, compared to $71.4 million for the six months ended June 30, 2025. Capital expenditures (excluding vessel construction expenditures) primarily relate to vessel maintenance related expenditures, the acquisition of containers, chassis and other equipment, and expenditures on other capital related projects. The decrease in capital expenditures for the six months ended June 30, 2026, compared to the same prior year period primarily related to the timing of when vessel maintenance activities are performed and when expenditures on other capital related projects are incurred.

(3) Changes in net cash used in financing activities:

Changes in net cash used in financing activities for the six months ended June 30, 2026, compared to the six months ended June 30, 2025, were due to the following:

(In millions)	Change
Repurchase of Matson common stock	$40.6
Shares withheld for taxes related to settlement of restricted stock units	(8.8)
Dividends paid	0.3
Total	$32.1

During the six months ended June 30, 2026, the Company paid $119.8 million to repurchase Matson common stock, compared to $160.4 million during the six months ended June 30, 2025. During the six months ended June 30, 2026, the Company paid $19.9 million in scheduled fixed interest debt payments, compared to $19.9 million during the six months ended June 30, 2025. During the six months ended June 30, 2026, the Company paid $25.1 million in withholding taxes related to vested restricted stock units, compared to $16.3 million during the six months ended June 30, 2025. During the six months ended June 30, 2026, the Company paid $22.0 million in dividends, compared to $22.3 million during the six months ended June 30, 2025. The decrease in dividend payments was due to a reduction in common stock outstanding, partially offset by an increase in dividends declared per share of common stock by the Company.

Working Capital: The Company had a working capital deficit of $67.8 million at June 30, 2026, compared to a working capital deficit of $55.5 million at December 31, 2025. Working capital is primarily impacted by the amount of net cash provided by operating activities, the amount of capital expenditures, the timing of collections associated with accounts receivable, prepaid expenses and other assets, and by the amount and timing of payments associated with accounts payable, accruals, income taxes and other liabilities. The decrease in the Company’s working capital at June 30, 2026, compared to December 31, 2025 is primarily due to a decrease in cash and cash equivalents as described above.

Capital Construction Fund: The Company’s CCF is described in Note 7 of Part I, Item 1 above. The Company utilizes its CCF to fund milestone payments for the construction of three new vessels. Cash on deposit and CCF investments as of June 30, 2026 and December 31, 2025 are as follows:

	June 30,	December 31,
(In millions)	2026	2025	Change
CCF - Cash and cash equivalents, and investments account	$345.8	$532.7	$(186.9)

The Company’s CCF decreased by $186.9 million during the six months ended June 30, 2026 due to vessel milestone payments of $196.1 million, offset by approximately $9.2 million of cash deposited into the CCF.

Debt: The Company’s debt is described in Note 8 of Part I, Item 1 above. The Company utilizes a mix of fixed and variable debt for liquidity and to fund the Company’s operations. Total Debt as of June 30, 2026 and December 31, 2025 consisted of the following:

	June 30,	December 31,
(In millions)	2026	2025	Change
Variable interest debt - Revolving credit facility	$—	$—	$—
Fixed interest debt - Title XI debt and private placement term loans	341.3	361.2	(19.9)
Total Debt (excluding deferred loan fees)	$341.3	$361.2	$(19.9)

Total Debt decreased by $19.9 million during the six months ended June 30, 2026, compared to December 31, 2025, due to scheduled fixed interest debt repayments.

As of June 30, 2026, the Company had $544.2 million of remaining borrowing availability under the revolving credit facility.

Capital Expenditures: During the six months ended June 30, 2026, there were no material changes to the Company’s expected capital expenditures for the year ending December 31, 2026 as described in Part II, Item 7 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2025.

During the six months ended June 30, 2026, the Company paid $179.8 million in milestone payments under the vessel construction agreements, compared to $100.7 million for the six months ended June 30, 2025. The following represents the estimated timing of future milestone payments under the vessel construction agreements as of June 30, 2026:

	Paid	Future Milestone Payments
Vessel Construction Obligations (in millions)	As of June 30, 2026	Remainder of 2026	2027	2028	2029	Thereafter	Total
Three Aloha Class Containerships	$622.9	$176.7	$180.6	$22.3	$2.9	$—	$1,005.4

Repurchase of Shares: During the three and six months ended June 30, 2026, the Company repurchased approximately 0.3 million and 0.7 million shares for a total cost of $67.8 million and $122.2 million, respectively. During the three and six months ended June 30, 2025, the Company repurchased approximately 0.9 million and 1.4 million shares for a total cost of $93.7 million and $162.9 million, respectively. The amount of shares repurchased by the Company during any period is dependent on the amount of available cash and cash equivalents, the Company’s stock price and other factors.

On April 23, 2026, the Company’s Board of Directors approved an additional 3.0 million shares of common stock to be added to the Company’s existing share repurchase program and extended the program to December 31, 2029. The maximum number of remaining shares that may be repurchased under the Company’s share repurchase program was approximately 3.4 million shares at June 30, 2026.

Other Material Cash Requirements: During the six months ended June 30, 2026, there were no other material changes to the Company’s other material cash requirements for the year ending December 31, 2026 as described in Part II, Item 7 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2025.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

There have been no changes during the three and six months ended June 30, 2026 to the Company’s critical accounting policies and estimates as described in Part II, Item 7 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2025.

OTHER MATTERS

Dividends: The Company’s second quarter 2026 cash dividend of $0.36 per share was paid on June 4, 2026. On June 25, 2026, the Company’s Board of Directors declared a cash dividend of $0.38 per share payable on September 3, 2026 to shareholders of record on August 6, 2026.

New Accounting Pronouncements: See Note 2 of Part I, Item 1 above for information on new accounting pronouncements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes to the Company’s market risk position during the three and six months ended June 30, 2026 from the information provided under Part II, Item 7A, “Quantitative and Qualitative Disclosures About Market Risk,” of its Annual Report on Form 10-K for the year ended December 31, 2025.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures: The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this report. Based on such evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that, as of June 30, 2026, the Company’s disclosure controls and procedures are effective.

Changes in Internal Control Over Financial Reporting: There were no changes in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the three months ended June 30, 2026, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(c) Purchases of Equity Securities by the Issuer and Affiliated Purchases: The following is the summary of Matson shares that were repurchased under the Company’s share repurchase program during the three months ended June 30, 2026:

			Total Number of	Maximum Number
			Shares Purchased	of Shares that May
	Total Number of		as Part of Publicly	Yet Be Purchased
	Shares	Average Price	Announced Plans or	Under the Plans or
Period	Purchased	Paid Per Share	Programs (1) (2)	Programs
April 1 – 30, 2026	127,400	$171.12	127,400	3,641,178
May 1 – 31, 2026	97,500	181.30	97,500	3,543,678
June 1 – 30, 2026	142,500	193.75	142,500	3,401,178
Total	367,400	$182.60	367,400
(1)	On June 24, 2021, Matson’s Board of Directors approved a share repurchase program of up to 3.0 million shares of common stock, with subsequent approvals for the addition of 3.0 million shares on each of January 27, 2022, August 23, 2022, April 27, 2023, February 27, 2025 and April 23, 2026 for an aggregate total of 18.0 million shares of common stock. On April 23, 2026, the share repurchase program was extended to December 31, 2029. Shares will be repurchased in the open market from time to time, and may be made pursuant to a trading plan in accordance with Rule 10b5-1 of the Securities Exchange Act of 1934.
(2)	Amounts exclude shares withheld for employee taxes upon vesting of stock-based awards.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

None.

ITEM 5. OTHER INFORMATION

(c) Trading Plans: During the quarter ended June 30, 2026, no director or Section 16 officer adopted or terminated any Rule 10b5-1 trading arrangements or non-Rule 10b5-1 trading arrangements.

ITEM 6. EXHIBITS

10.1*,**	Consulting Agreement with J. Lauer

31.1**	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934.

31.2**	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934.

32***	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350.

101.INS**	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH**	Inline XBRL Taxonomy Extension Schema Document

101.CAL**	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF**	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB**	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE**	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104**	Cover Page Interactive Data File (formatted in Inline XBRL and included as Exhibit 101).

*            Indicates management contract.

**          Filed herewith.

***        Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MATSON, INC.
(Registrant)

Date: August 4, 2026	/s/ Joel M. Wine
Joel M. Wine
Executive Vice President and
Chief Financial Officer
(principal financial officer)

Date: August 4, 2026	/s/ Kevin L. Stuck
Kevin L. Stuck
Vice President and Controller
(principal accounting officer)