Form 10-Q
period 2026-09-30
Matson, Inc.
filed 2026-11-05
CIK 3453

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2026

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

Number of shares of common stock outstanding as of September 30, 2026: 29,636,274

MATSON, INC. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

MATSON, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Income and Comprehensive Income

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In millions, except per share amounts)	2026	2025	2026	2025
Operating Revenue:
Ocean Transportation	$891.3	$718.3	$2,265.2	$2,031.3
Logistics	222.2	161.8	575.5	461.3
Total Operating Revenue	1,113.5	880.1	2,840.7	2,492.6

Costs and Expenses:
Operating costs	(783.6)	(661.1)	(2,144.8)	(1,942.6)
Income from SSAT	7.4	9.3	17.2	23.2
General and administrative	(82.1)	(67.3)	(237.6)	(217.1)
Total Costs and Expenses	(858.3)	(719.1)	(2,365.2)	(2,136.5)

Operating Income	255.2	161.0	475.5	356.1
Interest income	5.1	7.6	16.2	25.0
Interest expense, net	(1.6)	(1.8)	(4.8)	(5.2)
Other income (expense), net	4.6	2.1	8.2	6.9
Income before Taxes	263.3	168.9	495.1	382.8
Income taxes	(53.9)	(34.2)	(99.7)	(81.1)
Net Income	$209.4	$134.7	$395.4	$301.7

Comprehensive Income (Loss), Net of Income Taxes:
Net Income	$209.4	$134.7	$395.4	$301.7
Other Comprehensive Income (Loss):
Net change in pension and post-retirement liabilities	(1.2)	(0.7)	(2.2)	(2.4)
Other adjustments	0.3	(1.6)	(1.6)	0.3
Total Other Comprehensive Income (Loss), Net of Income Taxes	(0.9)	(2.3)	(3.8)	(2.1)
Total Comprehensive Income	$208.5	$132.4	$391.6	$299.6

Basic Earnings Per Share	$7.03	$4.28	$13.14	$9.40
Diluted Earnings Per Share	$6.96	$4.24	$13.01	$9.28

Weighted Average Number of Shares Outstanding:
Basic	29.8	31.5	30.1	32.1
Diluted	30.1	31.8	30.4	32.5

See Notes to Condensed Consolidated Financial Statements.

MATSON, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(Unaudited)

	September 30,	December 31,
(In millions)	2026	2025
ASSETS
Current Assets:
Cash and cash equivalents	$221.9	$141.9
Accounts receivable, net of allowance for credit losses of $8.6 million and $8.6 million, respectively	367.4	256.8
Prepaid expenses and other assets	97.4	73.2
Total current assets	686.7	471.9
Long-term Assets:
Investment in SSAT	113.7	96.2
Property and equipment, net	2,733.6	2,499.4
Operating lease right-of-use assets	364.4	369.6
Goodwill	327.8	327.8
Intangible assets, net	137.2	146.6
Capital Construction Fund	298.6	532.7
Deferred dry-docking costs, net	115.1	94.7
Other long-term assets	94.9	96.7
Total long-term assets	4,185.3	4,163.7
Total Assets	$4,872.0	$4,635.6

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Current portion of debt	$39.7	$39.7
Accounts payable and accruals	310.1	244.9
Operating lease liabilities	128.1	128.5
Other liabilities	146.0	114.3
Total current liabilities	623.9	527.4
Long-term Liabilities:
Long-term debt, net of deferred loan fees	282.9	312.1
Long-term operating lease liabilities	248.1	246.8
Deferred income taxes, net	702.3	701.9
Other long-term liabilities	86.5	88.4
Total long-term liabilities	1,319.8	1,349.2
Commitments and Contingencies (see Note 16)
Shareholders’ Equity:
Common stock	22.2	22.8
Additional paid in capital	286.0	295.2
Accumulated other comprehensive income (loss), net	(2.2)	1.6
Retained earnings	2,622.3	2,439.4
Total shareholders’ equity	2,928.3	2,759.0
Total Liabilities and Shareholders’ Equity	$4,872.0	$4,635.6

See Notes to Condensed Consolidated Financial Statements.

MATSON, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Nine Months Ended September 30,
(In millions)	2026	2025
Cash Flows From Operating Activities:
Net income	$395.4	$301.7
Reconciling adjustments:
Depreciation and amortization	126.2	123.9
Amortization of operating lease right-of-use assets	105.0	98.9
Deferred income taxes, net	0.4	10.0
Share-based compensation expense	18.2	17.0
Income from SSAT	(17.2)	(23.2)
Other	1.5	(5.1)
Changes in assets and liabilities:
Accounts receivable, net	(110.8)	(9.0)
Deferred dry-docking payments	(40.5)	(38.0)
Deferred dry-docking amortization	25.0	20.7
Prepaid expenses and other assets	(27.9)	(15.3)
Accounts payable, accruals and other liabilities	89.6	(8.1)
Operating lease assets and liabilities, net	(98.9)	(97.7)
Other long-term liabilities	(5.4)	(5.6)
Net cash provided by operating activities	460.6	370.2

Cash Flows From Investing Activities:
Vessel construction expenditures	(252.3)	(141.7)
Capital expenditures (excluding vessel construction expenditures)	(97.5)	(117.0)
Proceeds from disposal of property and equipment, net	2.5	0.4
Cash and interest deposited into the Capital Construction Fund	(13.4)	(114.6)
Withdrawals from Capital Construction Fund	248.7	136.5
Net cash used in investing activities	(112.0)	(236.4)

Cash Flows From Financing Activities:
Repayments of debt	(30.0)	(30.0)
Payments of deferred loan fees	—	(2.1)
Dividends paid	(33.4)	(33.7)
Repurchase of Matson common stock	(180.1)	(225.8)
Tax withholding related to net share settlements of restricted stock units	(25.1)	(16.3)
Net cash used in financing activities	(268.6)	(307.9)

Net Increase (Decrease) in Cash and Cash Equivalents	80.0	(174.1)
Cash and Cash Equivalents, Beginning of the Period	141.9	266.8
Cash and Cash Equivalents, End of the Period	$221.9	$92.7

Supplemental Cash Flow Information:
Interest paid, net of capitalized interest	$4.1	$4.4
Income taxes paid, net of income tax refunds	$83.8	$62.5

Non-cash Information:
Capital expenditures included in accounts payable, accruals and other liabilities	$3.9	$7.1

See Notes to Condensed Consolidated Financial Statements.

MATSON, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Shareholders’ Equity

(Unaudited)

				Accumulated
	Common Stock		Additional	Other
		Stated	Paid In	Comprehensive	Retained
(In millions, except per share amounts)	Shares	Value	Capital	Income (Loss)	Earnings	Total
Balance at December 31, 2025	30.4	$22.8	$295.2	$1.6	$2,439.4	$2,759.0
Net income	—	—	—	—	56.6	56.6
Other comprehensive income (loss), net of tax	—	—	—	(0.5)	—	(0.5)
Share-based compensation	—	—	5.5	—	—	5.5
Shares issued, net of shares withheld for employee taxes	0.3	0.2	(25.3)	—	—	(25.1)
Shares repurchased	(0.4)	(0.3)	(0.8)	—	(53.3)	(54.4)
Dividends ($0.36 per share)	—	—	—	—	(11.0)	(11.0)
Balance at March 31, 2026	30.3	22.7	274.6	1.1	2,431.7	2,730.1
Net income	—	—	—	—	129.4	129.4
Other comprehensive income (loss), net of tax	—	—	—	(2.4)	—	(2.4)
Share-based compensation	—	—	6.2	—	—	6.2
Shares issued, net of shares withheld for employee taxes	(0.1)	—	—	—	—	—
Shares repurchased	(0.3)	(0.3)	(0.8)	—	(66.7)	(67.8)
Dividends ($0.36 per share and $0.38 per share)	—	—	—	—	(22.4)	(22.4)
Balance at June 30, 2026	29.9	22.4	280.0	(1.3)	2,472.0	2,773.1
Net income	—	—	—	—	209.4	209.4
Other comprehensive income (loss), net of tax	—	—	—	(0.9)	—	(0.9)
Share-based compensation	—	—	6.5	—	—	6.5
Shares repurchased	(0.3)	(0.2)	(0.5)	—	(59.1)	(59.8)
Balance at September 30, 2026	29.6	$22.2	$286.0	$(2.2)	$2,622.3	$2,928.3

				Accumulated
	Common Stock		Additional	Other
		Stated	Paid In	Comprehensive	Retained
(In millions, except per share amounts)	Shares	Value	Capital	Income (Loss)	Earnings	Total
Balance at December 31, 2024	33.0	$24.7	$296.7	$(6.5)	$2,337.1	$2,652.0
Net income	—	—	—	—	72.3	72.3
Other comprehensive income (loss), net of tax	—	—	—	(0.3)	—	(0.3)
Share-based compensation	—	—	5.8	—	—	5.8
Shares issued, net of shares withheld for employee taxes	0.1	0.1	(16.2)	—	—	(16.1)
Shares repurchased	(0.5)	(0.3)	(1.6)	—	(67.3)	(69.2)
Dividends ($0.34 per share)	—	—	—	—	(11.3)	(11.3)
Balance at March 31, 2025	32.6	24.5	284.7	(6.8)	2,330.8	2,633.2
Net income	—	—	—	—	94.7	94.7
Other comprehensive income (loss), net of tax	—	—	—	0.5	—	0.5
Share-based compensation	—	—	5.9	—	—	5.9
Shares issued, net of shares withheld for employee taxes	0.1	—	(0.2)	—	—	(0.2)
Shares repurchased	(0.9)	(0.7)	(2.4)	—	(90.6)	(93.7)
Dividends ($0.34 per share and $0.36 per share)	—	—	—	—	(22.4)	(22.4)
Balance at June 30, 2025	31.8	23.8	288.0	(6.3)	2,312.5	2,618.0
Net income	—	—	—	—	134.7	134.7
Other comprehensive income (loss), net of tax	—	—	—	(2.3)	—	(2.3)
Share-based compensation	—	—	5.3	—	—	5.3
Shares repurchased	(0.6)	(0.4)	(1.7)	—	(64.3)	(66.4)
Balance at September 30, 2025	31.2	$23.4	$291.6	$(8.6)	$2,382.9	$2,689.3

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

Fiscal Period: The period end for Matson covered by this report is September 30, 2026. The period end for MatNav and its subsidiaries covered by this report is September 25, 2026.

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

Recognition of Revenues and Expenses: Revenue and expenses in the Company’s Condensed Consolidated Financial Statements are presented net of elimination of intercompany amounts and transactions. The following is a description of the Company’s principal revenue generating activities by segment, and the Company’s revenue and expense recognition policy for each activity for the periods presented:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
Ocean Transportation (in millions) (1)	2026	2025	2026	2025
Ocean Transportation services	$884.7	$713.4	$2,246.4	$2,017.3
Terminal and other related services	2.3	1.9	7.1	6.3
Fuel sales	4.3	3.0	11.7	7.7
Total	$891.3	$718.3	$2,265.2	$2,031.3
(1)	Ocean Transportation revenue transactions are primarily denominated in U.S. dollars except for less than 3 percent of Ocean Transportation services revenue and fuel sales revenue categories which are denominated in foreign currencies.

◾	Ocean Transportation services revenue is recognized ratably over the duration of a voyage based on the relative transit time completed in each reporting period. Vessel operating costs and other ocean transportation operating costs, such as terminal operating overhead and general and administrative expenses, are charged to operating costs as incurred.
◾	Terminal and other related services revenue is recognized as the services are performed. Terminal and other related service costs are recognized as incurred.
◾	Fuel sales revenue and related costs are recognized when the Company has completed delivery of the product to the customer in accordance with the terms and conditions of the contract.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
Logistics (in millions) (1)	2026	2025	2026	2025
Transportation Brokerage and Freight Forwarding services	$204.2	$142.3	$525.4	$406.8
Warehousing services	7.8	10.7	24.1	29.7
Supply Chain Management services	10.2	8.8	26.0	24.8
Total	$222.2	$161.8	$575.5	$461.3
(1)	Logistics revenue transactions are primarily denominated in U.S. dollars except for less than 3 percent of Transportation Brokerage and Freight Forwarding services revenue, and Supply Chain Management services revenue categories which are denominated in foreign currencies.

◾	Transportation Brokerage and Freight Forwarding services revenue consists of amounts billed to customers for services provided. The primary costs include third-party purchased transportation services, agent commissions, labor and equipment. Revenue and the related purchased third-party transportation costs are recognized over the duration of a delivery based upon the relative transit time completed in each reporting period. Labor, agent commissions, and other operating costs are expensed as incurred. The Company reports revenue on a gross basis as the Company serves as the principal in these transactions because it is responsible for fulfilling the contractual arrangements with the customer and has latitude in establishing prices.
◾	Warehousing services revenue consists of amounts billed to customers for storage, handling, and value-added packaging of customer merchandise. Storage revenue is recognized in the month the service is provided to the

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

Capitalized Interest: The Company capitalizes interest costs during the period as the qualified assets are being readied for their intended use. The Company determined that vessel construction costs are considered qualifying assets for the purposes of capitalizing interest on these assets. The amount of capitalized interest is calculated based on the amount of expenditures incurred related to the construction of these vessels using a weighted average interest rate. The weighted average interest rate is determined using the Company’s average borrowings outstanding during the period. Capitalized interest is included in vessel construction in progress in property and equipment in the Company’s Condensed Consolidated Balance Sheets (see Note 5). The Company capitalized $0.7 million and $1.0 million of interest related to the construction of three new vessels for the three months ended September 30, 2026 and 2025, and $2.4 million and $3.1 million for the nine months ended September 30, 2026 and 2025, respectively.

Dividends: The Company’s third quarter 2026 cash dividend of $0.38 per share was paid on September 3, 2026. On October 20, 2026, the Company’s Board of Directors declared a cash dividend of $0.38 per share payable on December 3, 2026 to shareholders of record on November 5, 2026.

Repurchase of Shares: During the three and nine months ended September 30, 2026, the Company repurchased approximately 0.3 million and 1.0 million shares for a total cost of $59.8 million and $182.0 million, respectively. During the three and nine months ended September 30, 2025, the Company repurchased approximately 0.6 million and 2.0 million shares for a total cost of $66.4 million and $229.3 million, respectively.

As of September 30, 2026, the maximum number of remaining shares that may be repurchased under the Company’s share repurchase program was approximately 3.1 million shares.

Recently adopted accounting pronouncements: In July 2025, the Financial Accounting Standards Board (“FASB”) issued Accounting Standard Update (“ASU”) 2025-05, Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets (“ASU 2025-05”). ASU 2025-05 provides optional simplified methods for estimating credit losses on current accounts receivable. ASU 2025-05 is effective for interim and annual periods beginning after December 31, 2025. The adoption of ASU 2025-05 during the nine months ended September 30, 2026 did not have a material impact on the Company’s Consolidated Financial Statements.

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

Reportable segment financial information for the three months ended September 30, 2026 and 2025 are as follows:

	Three Months Ended			Three Months Ended
	September 30, 2026			September 30, 2025
(In millions)	Ocean Transportation	Logistics	Total	Ocean Transportation	Logistics	Total
Operating Revenue (1)(2)	$891.3	$222.2	$1,113.5	$718.3	$161.8	$880.1

Operating Expenses:
Operating costs:
Direct cargo expense	(277.6)	—	(277.6)	(258.2)	—	(258.2)
Vessel operating expense	(177.5)	—	(177.5)	(146.4)	—	(146.4)
Operating overhead (3)	(99.4)	—	(99.4)	(83.0)	—	(83.0)
Direct operating costs	—	(187.2)	(187.2)	—	(131.4)	(131.4)
Depreciation and amortization	(38.8)	(3.1)	(41.9)	(39.0)	(3.1)	(42.1)
Total operating costs	(593.3)	(190.3)	(783.6)	(526.6)	(134.5)	(661.1)
Income from SSAT	7.4	—	7.4	9.3	—	9.3
General and administrative	(66.3)	(15.8)	(82.1)	(53.6)	(13.7)	(67.3)
Total Costs and Expenses	(652.2)	(206.1)	(858.3)	(570.9)	(148.2)	(719.1)

Operating Income:	$239.1	$16.1	255.2	$147.4	$13.6	161.0
Interest income			5.1			7.6
Interest expense, net			(1.6)			(1.8)
Other income (expense), net			4.6			2.1
Income before Taxes			263.3			168.9
Income taxes			(53.9)			(34.2)
Net Income			$209.4			$134.7

Capital Expenditures (4)	$91.9	$2.4	$94.3	$79.4	$3.8	$83.2
(1)	Ocean Transportation operating revenue excludes inter-segment revenue of $35.3 million and $25.9 million for the three months ended September 30, 2026 and 2025, respectively.
(2)	Logistics operating revenue excludes inter-segment revenue of $48.2 million and $38.0 million for the three months ended September 30, 2026 and 2025, respectively.
(3)	Ocean Transportation operating overhead includes dry-docking amortization of $8.9 million and $7.1 million for the three months ended September 30, 2026 and 2025, respectively.
(4)	Capital expenditures exclude accrued capital expenditures of $3.9 million and $7.1 million as of September 30, 2026 and 2025, respectively.

Reportable segment financial information for the nine months ended September 30, 2026 and 2025 are as follows:

	Nine Months Ended			Nine Months Ended
	September 30, 2026			September 30, 2025
(In millions)	Ocean Transportation	Logistics	Total	Ocean Transportation	Logistics	Total
Operating Revenue (5)(6)	$2,265.2	$575.5	$2,840.7	$2,031.3	$461.3	$2,492.6

Operating Expenses:
Operating costs:
Direct cargo expense	(774.2)	—	(774.2)	(746.1)	—	(746.1)
Vessel operating expense	(490.3)	—	(490.3)	(444.4)	—	(444.4)
Operating overhead (7)	(271.7)	—	(271.7)	(256.5)	—	(256.5)
Direct operating costs	—	(482.4)	(482.4)	—	(371.7)	(371.7)
Depreciation and amortization	(117.1)	(9.1)	(126.2)	(114.2)	(9.7)	(123.9)
Total operating costs	(1,653.3)	(491.5)	(2,144.8)	(1,561.2)	(381.4)	(1,942.6)
Income from SSAT	17.2	—	17.2	23.2	—	23.2
General and administrative	(191.4)	(46.2)	(237.6)	(173.7)	(43.4)	(217.1)
Total Costs and Expenses	(1,827.5)	(537.7)	(2,365.2)	(1,711.7)	(424.8)	(2,136.5)

Operating Income:	$437.7	$37.8	475.5	$319.6	$36.5	356.1
Interest income			16.2			25.0
Interest expense, net			(4.8)			(5.2)
Other income (expense), net			8.2			6.9
Income before Taxes			495.1			382.8
Income taxes			(99.7)			(81.1)
Net Income			$395.4			$301.7

Capital Expenditures (8)	$345.1	$4.7	$349.8	$252.6	$6.1	$258.7
(5)	Ocean Transportation operating revenue excludes inter-segment revenue of $82.4 million and $72.8 million for the nine months ended September 30, 2026 and 2025, respectively.
(6)	Logistics operating revenue excludes inter-segment revenue of $121.0 million and $107.6 million for the nine months ended September 30, 2026 and 2025, respectively.
(7)	Ocean Transportation operating overhead includes dry-docking amortization of $25.0 million and $20.7 million for the nine months ended September 30, 2026 and 2025, respectively.
(8)	Capital expenditures exclude accrued capital expenditures of $3.9 million and $7.1 million as of September 30, 2026 and 2025, respectively.

Ocean Transportation’s operating expenses consist of the following:

●	Operating costs:
o	Direct Cargo Expense includes terminal handling costs including labor, stevedoring and wharfage, outside purchased transportation and other related costs.
o	Vessel Operating Expense includes crew wages and related costs; fuel; pilots, tugs, lines and related costs; vessel charter expenses; and other vessel operating related expenses.
o	Operating Overhead Expense includes vessel repair and maintenance costs, inactive vessel costs, dry-docking amortization, equipment lease costs, equipment repair costs, insurance, port engineers and other maintenance costs, other vessel and shoreside related overhead and other indirect costs.
o	Depreciation and Amortization Expense includes depreciation of property and equipment and amortization of intangible assets.
●	Income from SSAT includes the Company’s share of income from its equity investment in SSAT and has been aggregated into the Ocean Transportation segment due to the operations of SSAT being an integral part of the Company’s Ocean Transportation business (see Note 4).
●	General and Administrative Expense includes employee salaries, wages and other related costs, equipment maintenance, computer hardware and software, professional fees and other general and administrative expenses.

Logistics’ operating expenses consist of the following:

●	Operating costs:
o	Direct Operating Expense includes transportation costs, transportation brokerage expenses, agency commissions, leases of warehouses, cross-dock and other facility operating costs, wages and other related costs, and other operating overhead.
o	Depreciation and Amortization Expense includes depreciation of property and equipment and amortization of intangible assets.
●	General and Administrative Expense includes employee salaries, wages and other related costs, computer hardware and software, professional fees and other general and administrative expenses.

The Company’s Ocean Transportation segment provides ocean transportation services to the Logistics segment, and the Logistics segment provides logistics services to the Ocean Transportation segment in certain transactions. Accordingly, inter-segment revenue of $83.5 million and $63.9 million for the three months ended September 30, 2026 and 2025, and $203.4 million and $180.4 million for the nine months ended September 30, 2026 and 2025, respectively, have been eliminated from consolidated operating revenues. In arrangements where the customer purchases ocean transportation and logistics services, the revenues are allocated to each reportable segment based upon the contractual amounts for each type of service.

4.          INVESTMENT IN SSAT

The Company’s investment in SSAT is described in Note 4 to the Consolidated Financial Statements included in Part II, Item 8 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2025. Condensed income statement information for SSAT for the three and nine months ended September 30, 2026 and 2025 consisted of the following:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In millions)	2026	2025	2026	2025
Operating revenue	$299.9	$329.5	$876.7	$948.7
Operating costs and expenses	(288.5)	(311.8)	(852.8)	(903.9)
Operating income	11.4	17.7	23.9	44.8
SSAT’s Net Income (1)	$19.9	$22.8	$44.8	$59.2
Company’s Share of SSAT’s Net Income (2)	$7.4	$9.3	$17.2	$23.2
(1)	Includes income and losses from equity method investment held by SSAT less income and losses allocated to non-controlling interests.
(2)	The Company records its share of net income from SSAT in costs and expenses in the Condensed Consolidated Statement of Income and Comprehensive Income due to the nature of SSAT’s operations.

The Company’s investment in SSAT was $113.7 million and $96.2 million at September 30, 2026 and December 31, 2025, respectively.

5.          PROPERTY AND EQUIPMENT

Property and equipment as of September 30, 2026 and December 31, 2025 consisted of the following:

	September 30,	December 31,
(In millions)	2026	2025
Cost:
Vessels	$2,426.7	$2,405.0
Containers and equipment	999.0	943.0
Terminal equipment and other property	171.2	171.7
Vessel construction in progress	695.7	443.2
Other construction in progress	43.5	44.1
Total Property and Equipment	4,336.1	4,007.0
Less: Accumulated Depreciation	(1,602.5)	(1,507.6)
Total Property and Equipment, net	$2,733.6	$2,499.4

Vessel construction in progress at September 30, 2026 and December 31, 2025 includes milestone progress payments, capitalized interest and other costs related to the construction of three new vessels. Delivery of the vessels are expected during the first quarter 2027, the third quarter 2027 and the second quarter 2028.

6.          GOODWILL AND INTANGIBLES

The Company’s goodwill and intangibles are described in Note 6 to the Consolidated Financial Statements included in Part II, Item 8 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2025. Goodwill by reportable segment as of September 30, 2026 and December 31, 2025 consisted of the following:

	As of September 30, 2026			As of December 31, 2025
	Ocean			Ocean
(In millions)	Transportation	Logistics	Total	Transportation	Logistics	Total
Goodwill	$222.6	$105.2	$327.8	$222.6	$105.2	$327.8

Intangible assets by reportable segment as of September 30, 2026 and December 31, 2025 consisted of the following:

	September 30,	December 31,
(In millions)	2026	2025
Customer Relationships:
Ocean Transportation	$140.6	$140.6
Logistics	106.6	106.6
Total	247.2	247.2
Less: Accumulated Amortization	(137.3)	(127.9)
Total Customer Relationships, net	109.9	119.3
Trade name – Logistics	27.3	27.3
Total Intangible Assets, net	$137.2	$146.6

The Company evaluates its goodwill and intangible assets for possible impairment in the fourth quarter, or whenever events or changes in circumstances indicate that it is more likely than not that the fair value is less than its carrying amount. The Company has reporting units within the Ocean Transportation and Logistics reportable segments. The Company considered the general economic and market conditions and its impact on the performance of each of the Company’s reporting units. Based on the Company’s assessment of its market capitalization, future forecasts and the amount of excess of fair value over the carrying value of the reporting units in the 2025 annual impairment tests, the Company concluded that an impairment triggering event did not occur during the three and nine months ended September 30, 2026.

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

7.          CAPITAL CONSTRUCTION FUND

The Capital Construction Fund (“CCF”) is described in Note 7 to the Consolidated Financial Statements included in Part II, Item 8 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2025. A summary of the activities within the CCF cash and cash equivalents, and CCF investments account for the nine months ended September 30, 2026 and 2025 consisted of the following:

	Nine Months Ended
	September 30,
(In millions)	2026	2025
CCF Cash and Cash Equivalents:
CCF cash and cash equivalents balance at beginning of period	$307.2	$230.7
Proceeds from U.S. Treasury debt securities at maturity	157.3	168.4
Interest income on cash and cash equivalents, and CCF investments	9.9	13.4
Repurchase of assigned accounts receivable	2.2	100.7
Qualifying withdrawal payments for vessel construction expenditures	(248.7)	(136.5)
Total CCF cash and cash equivalents balance at end of period	227.9	376.7

CCF Investments:
CCF investments balance at beginning of period	225.5	411.9
Sale of U.S. Treasury debt securities at maturity	(157.3)	(168.4)
Accretion of CCF investments	2.5	7.7
Total CCF investments balance at end of period	70.7	251.2
Total CCF cash and cash equivalents, and investments balance at end of period	$298.6	$627.9

CCF Cash and Cash Equivalents: Cash on deposit in the CCF account is invested in a short-term U.S. Treasury obligations fund with daily liquidity. At September 30, 2026, these short-term securities had a weighted average life of 93 days.

CCF Investments: The cost of CCF investments accretes to face value on a straight-line basis until maturity. Such accretion is included in interest income in the Condensed Consolidated Statements of Income and Comprehensive Income.

CCF Maturities: As of September 30, 2026, CCF investments maturities are as follows:

	As of
	September 30, 2026
Year (in millions)	Cost	Fair Value
Remainder of 2026	$18.2	$18.2
2027	52.5	52.5
Total CCF investments	$70.7	$70.7

CCF cash and cash equivalents, and investments are classified as a long-term asset in the Company’s Condensed Consolidated Balance Sheets as the Company intends to use withdrawals to fund qualified milestone progress payments for the construction of three new vessels.

CCF Assigned Accounts Receivable: As of September 30, 2026 and December 31, 2025, eligible accounts receivable of $82.6 million and $82.3 million were assigned to the CCF, respectively. Due to the nature of the assignment of eligible accounts receivable into the CCF, such assigned amounts are classified as part of accounts receivable in the Condensed Consolidated Balance Sheets.

8.          DEBT

The Company’s debt is described in Note 8 to the Consolidated Financial Statements included in Part II, Item 8 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2025. Total debt as of September 30, 2026 and December 31, 2025 consisted of the following:

	September 30,	December 31,
(In millions)	2026	2025
Private Placement Term Loans:
3.37%, payable through 2027	$17.2	$23.1
3.14%, payable through 2031	71.5	85.8
Title XI Debt:
1.22%, payable through 2043	138.5	142.4
1.35%, payable through 2044	104.0	109.9
Revolving credit facility, maturity date of July 23, 2030	—	—
Total Debt	331.2	361.2
Less: Current portion of debt	(39.7)	(39.7)
Total Long-term Debt	291.5	321.5
Less: Deferred loan fees	(8.6)	(9.4)
Total Long-term Debt, net of deferred loan fees	$282.9	$312.1

Revolving Credit Facility: As of September 30, 2026, the Company had $544.2 million of remaining borrowing availability under its $550 million revolving credit facility. The Company used $5.8 million of the revolving credit facility for letters of credit outstanding as of September 30, 2026. Borrowings under the revolving credit facility are classified as long-term debt in the Company’s Condensed Consolidated Balance Sheets, as principal payments are not required until the maturity date.

Debt Maturities: As of September 30, 2026, debt maturities are as follows:

As of
Year (in millions)	September 30, 2026
Remainder of 2026	$9.7
2027	39.7
2028	28.2
2029	28.2
2030	28.2
Thereafter	197.2
Total Debt	$331.2

9.          LEASES

The Company’s leases are described in Note 9 to the Consolidated Financial Statements included in Part II, Item 8 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2025.

Components of Lease Cost: Components of lease cost recorded in the Company’s Condensed Consolidated Statements of Income and Comprehensive Income for the three and nine months ended September 30, 2026 and 2025 consisted of the following:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In millions)	2026	2025	2026	2025
Operating lease cost	$40.5	$35.6	$117.6	$109.6
Short-term lease cost	1.0	1.0	5.3	5.9
Variable lease cost	0.1	—	0.3	0.2
Total	41.6	36.6	123.2	115.7
Sublease income	(4.1)	(0.1)	(5.9)	(6.8)
Total lease cost, net	$37.5	$36.5	$117.3	$108.9

Minimum Lease Payments: Future minimum lease payments of operating lease liabilities that have non-cancelable lease terms in excess of one year at September 30, 2026 are as follows:

As of
Year (in millions)	September 30, 2026
Remainder of 2026	$38.5
2027	133.3
2028	83.4
2029	52.7
2030	34.6
Thereafter	88.6
Total lease payments	431.1
Less: Operating lease interest	(54.9)
Present value of operating lease liabilities	376.2
Less: Current portion of operating lease liabilities	(128.1)
Long-term operating lease liabilities	$248.1

10.          INCOME TAXES

The Company’s income taxes are described in Note 10 to the Consolidated Financial Statements included in Part II, Item 8 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2025.

Income Taxes: Income taxes consist of the following for the three and nine months ended September 30, 2026 and 2025:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2026	2025	2026	2025
Current:
Federal	$47.8	$16.9	$82.4	$55.4
State	6.8	3.9	12.6	10.0
Foreign	1.2	2.2	3.5	4.0
Total current tax expense	55.8	23.0	98.5	69.4
Deferred:
Federal	(2.7)	8.2	0.3	8.5
State	0.8	1.3	1.5	1.4
Foreign	—	1.7	(0.6)	1.8
Total deferred tax expense	(1.9)	11.2	1.2	11.7
Total income taxes	$53.9	$34.2	$99.7	$81.1

Income Tax Legislation: On July 4, 2025, new legislation commonly referred to as the One Big Beautiful Bill Act (the “Act”) was signed into law. Among other things, the Act provides for numerous changes to existing tax law including extending or making permanent certain tax provisions of the Tax Cuts and Jobs Act of 2017 that were set to expire. Certain provisions of the Act were effective in fiscal 2025 and at the beginning of fiscal 2026, while others are effective in future years. The application of the Act did not have a material impact on the Company’s effective tax rate during the three and nine months ended September 30, 2026 and 2025.

11.          ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

Changes in accumulated other comprehensive income (loss) by component, net of tax, for the nine months ended September 30, 2026 consisted of the following:

			Non-		Accumulated
		Post-	Qualified		Other
	Pension	Retirement	Pension		Comprehensive
(In millions)	Benefits	Benefits	Benefits	Other	Income (Loss)
Balance at December 31, 2025	$(8.6)	$8.9	$(0.7)	$2.0	$1.6
Amortization of prior service credit	—	(0.4)	—	—	(0.4)
Amortization of net actuarial gain (loss)	—	(0.1)	—	—	(0.1)
Foreign currency exchange	—	—	—	(0.2)	(0.2)
Other adjustments	—	—	—	0.2	0.2
Balance at March 31, 2026	(8.6)	8.4	(0.7)	2.0	1.1
Amortization of prior service credit	—	(0.4)	—	—	(0.4)
Amortization of net actuarial gain (loss)	—	(0.1)	—	—	(0.1)
Foreign currency exchange	—	—	—	(1.9)	(1.9)
Balance at June 30, 2026	(8.6)	7.9	(0.7)	0.1	(1.3)
Amortization of prior service credit	—	(0.4)	—	—	(0.4)
Amortization of net actuarial gain (loss)	—	(0.8)	—	—	(0.8)
Foreign currency exchange	—	—	—	0.3	0.3
Balance at September 30, 2026	$(8.6)	$6.7	$(0.7)	$0.4	$(2.2)

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

The carrying value and fair value of the Company’s financial instruments as of September 30, 2026 and December 31, 2025 are as follows:

			Quoted Prices in	Significant	Significant
	Total		Active Markets	Observable	Unobservable
	Carrying Value	Total	(Level 1)	Inputs (Level 2)	Inputs (Level 3)

(In millions)	September 30, 2026	Fair Value Measurements at September 30, 2026
Cash and cash equivalents	$221.9	$221.9	$221.9	$—	$—
CCF - Cash and cash equivalents	$227.9	$227.9	$227.9	$—	$—
CCF - Investments	$70.7	$70.7	$70.7	$—	$—
Fixed rate debt	$331.2	$253.0	$—	$253.0	$—

(In millions)	December 31, 2025	Fair Value Measurements at December 31, 2025
Cash and cash equivalents	$141.9	$141.9	$141.9	$—	$—
CCF - Cash and cash equivalents	$307.2	$307.2	$307.2	$—	$—
CCF - Investments	$225.5	$226.4	$226.4	$—	$—
Fixed rate debt	$361.2	$293.6	$—	$293.6	$—

13.          EARNINGS PER SHARE

Basic earnings per share is determined by dividing net income by the weighted average common shares outstanding during the period. The calculation of diluted earnings per share includes the dilutive effect of non-vested restricted stock units. The computation of weighted average common shares outstanding excluded a nominal amount of anti-dilutive restricted stock units for each period ended September 30, 2026 and 2025.

The computations for basic and diluted earnings per share for the three and nine months ended September 30, 2026 and 2025 are as follows:

	Three Months Ended September 30, 2026			Nine Months Ended September 30, 2026
		Weighted	Per		Weighted	Per
		Average	Common		Average	Common
	Net	Common	Share	Net	Common	Share
(In millions, except per share amounts)	Income	Shares	Amount	Income	Shares	Amount
Basic	$209.4	29.8	$7.03	$395.4	30.1	$13.14
Effect of Dilutive Securities		0.3	(0.07)		0.3	(0.13)
Diluted	$209.4	30.1	$6.96	$395.4	30.4	$13.01

	Three Months Ended September 30, 2025			Nine Months Ended September 30, 2025
		Weighted	Per		Weighted	Per
		Average	Common		Average	Common
	Net	Common	Share	Net	Common	Share
(In millions, except per share amounts)	Income	Shares	Amount	Income	Shares	Amount
Basic	$134.7	31.5	$4.28	$301.7	32.1	$9.40
Effect of Dilutive Securities		0.3	(0.04)		0.4	(0.12)
Diluted	$134.7	31.8	$4.24	$301.7	32.5	$9.28

14.          SHARE-BASED AWARDS

The Company’s share-based awards are described in Note 15 to the Consolidated Financial Statements included in Part II, Item 8 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2025. During the three and nine months ended September 30, 2026, the Company granted time-based restricted stock units and performance-based shares to certain of its employees totaling approximately 1,100 shares and 268,500 shares, with a combined weighted average grant date fair value of $213.85 and $117.98 per share, respectively.

Total share-based compensation expense, net of forfeitures recognized in the Condensed Consolidated Statements of Income and Comprehensive Income as a component of general and administrative expenses was $6.5 million and $5.3 million for the three months ended September 30, 2026 and 2025, and $18.2 million and $17.0 million for the nine months ended September 30, 2026 and 2025, respectively. Total unrecognized compensation cost related to non-vested stock units and performance based equity awards was $29.9 million at September 30, 2026, and is expected to be recognized over a weighted average period of approximately 1.8 years.

15.          PENSION AND POST-RETIREMENT PLANS

The Company’s pension and post-retirement plans are described in Note 11 to the Consolidated Financial Statements included in Part II, Item 8 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2025. Components of net periodic benefit cost and other amounts recognized in Other Comprehensive Income (Loss) for the qualified pension plans and the post-retirement benefit plans for the three and nine months ended September 30, 2026 and 2025 consisted of the following:

	Pension Benefits		Post-retirement Benefits
	Three Months Ended September 30,		Three Months Ended September 30,
(In millions)	2026	2025	2026	2025
Components of net periodic benefit cost (credit):
Service cost	$1.3	$1.3	$—	$—
Interest cost	2.6	2.6	—	0.3
Expected return on plan assets	(5.9)	(4.4)	—	—
Amortization of net actuarial loss (gain)	—	—	(1.0)	(0.2)
Amortization of prior service credit	—	—	(0.5)	(2.7)
Net periodic benefit credit	$(2.0)	$(0.5)	$(1.5)	$(2.6)

	Pension Benefits		Post-retirement Benefits
	Nine Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2026	2025	2026	2025
Components of net periodic benefit cost (credit):
Service cost	$3.8	$3.5	$0.1	$0.1
Interest cost	7.7	7.8	0.5	0.8
Expected return on plan assets	(14.1)	(13.2)	—	—
Amortization of net actuarial loss (gain)	—	—	(1.3)	(0.5)
Amortization of prior service credit	—	—	(1.6)	(4.6)
Net periodic benefit credit	$(2.6)	$(1.9)	$(2.3)	$(4.2)

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

FORWARD-LOOKING STATEMENTS

The Company, from time to time, may make or may have made certain forward-looking statements, whether orally or in writing, such as, among others, forecasts or projections of the Company’s future performance or statements of management’s plans and objectives. These statements are considered “forward-looking” statements as that term is defined in the Private Securities Litigation Reform Act of 1995. Such forward-looking statements may be contained in, among other things, Securities and Exchange Commission (“SEC”) filings such as Forms 10-K, 10-Q and 8-K, the Company’s Annual Report to Shareholders, the Company’s Sustainability Report, press releases made by the Company, the Company’s Internet websites (including websites of its subsidiaries), and oral statements made by officers of the Company. Except for historical information contained in these written or oral communications, all other statements are forward-looking statements. These include, for example, all references to 2026 or future years, including such references included under “Third Quarter 2026 Discussion and Outlook for 2026,” as well as statements generally identified through the inclusion of words such as “anticipate,” “believe,” “can,” “commit,” “estimate,” “expect,” “focus,” “goal,” “hope,” “intend,” “may,” “plan,” “seek,” “should,” “target,” and “will,” or similar statements or variations of such terms and other similar expressions. New risks or uncertainties may emerge from time to time, risks that the Company currently does not consider to be material could become material, and it is not possible for the Company to predict all such risks, nor can it assess the impact of all such risks on the Company’s business or the extent to which any factor, or combination of factors, may cause actual results or outcomes, or the timing of results or outcomes, to differ materially from those contained in any forward-looking statements. Accordingly, forward-looking statements cannot be relied upon as a guarantee of future results or outcomes and involve a number of risks and uncertainties that could cause actual results or outcomes to differ materially from those projected in the statements, including but not limited to the factors that are described in Part II, Item 1A under the caption “Risk Factors” below. Except as required by law, the Company undertakes no obligation to revise or update publicly forward-looking statements or any factors that may affect actual results, whether as a result of new information, future events, circumstances occurring after the date of this report, or otherwise.

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

THIRD QUARTER 2026 DISCUSSION AND OUTLOOK FOR 2026

Ocean Transportation: The Company’s container volume in the Hawaii service in the third quarter 2026 was 0.3 percent lower year-over-year primarily due to lower general demand. Hawaii’s economy has slowed as continued strength in construction has been offset by softer tourism and higher energy-related inflation. The Company expects volume in full year 2026 to be modestly lower than the level achieved in 2025, based on the Company’s expectation of similar economic conditions and stable market share.

In the China service, the Company’s container volume in the third quarter 2026 increased 16.0 percent year-over-year. The China service performed well, with its speed and reliability serving as important differentiators amid continued pressure on global shipping networks and congestion at key Asia ports. Strong demand and elevated freight rates in the China service drove a substantial year-over-year increase in Ocean Transportation operating income, particularly compared with last year’s muted peak season. The Company expects similar operating conditions to continue through year end and into early 2027. As such, the Company expects volume in full year 2026 to be higher than the level achieved in 2025.

In the Guam service, the Company’s container volume in the third quarter 2026 increased 4.3 percent year-over-year. In the near term, the Company expects Guam’s economy to remain stable. For full year 2026, the Company expects volume to be modestly higher than the level achieved last year.

In the Alaska service, the Company’s container volume in the third quarter 2026 decreased 4.8 percent year-over-year primarily due to lower southbound seafood volume and an additional northbound sailing in the year ago period. In the near term, the Company expects Alaska’s economy to remain stable supported by a low unemployment rate, steady job market and continued oil and gas exploration and production activity. For full year 2026, the Company expects volume to be modestly lower than the level achieved last year.

The contribution from the Company’s SSAT joint venture investment was $7.4 million in the third quarter 2026, or $1.9 million lower than third quarter 2025. The decrease was primarily due to lower lift volume. For full year 2026, the Company expects the contribution from SSAT to be lower than the $32.5 million achieved in full year 2025.

Based on the outlook trends noted above, the Company expects Ocean Transportation operating income in the fourth quarter 2026 to be approximately 50 percent higher than the $136.0 million achieved in the fourth quarter 2025.

Logistics: Operating income for the Company’s Logistics segment was $16.1 million in the third quarter 2026, or $2.5 million higher compared to the level achieved in the third quarter 2025. The increase was primarily due to higher contributions from transportation brokerage and freight forwarding, partially offset by a lower contribution from warehousing. For the fourth quarter 2026, the Company expects Logistics operating income to be modestly higher than the $7.7 million achieved in the fourth quarter 2025.

Consolidated Operating Income: For the fourth quarter 2026, the Company expects consolidated operating income to be approximately 50 percent higher than the $143.7 million achieved in the fourth quarter 2025.

Depreciation and Amortization: For full year 2026, the Company expects depreciation and amortization expense to be approximately $205 million, inclusive of dry-docking amortization of approximately $35 million.

Interest Income: The Company expects interest income for the full year 2026 to be approximately $20 million.

Interest Expense, Net: The Company expects interest expense, net for the full year 2026 to be approximately $6 million.

Other Income (Expense), Net: The Company expects full year 2026 other income (expense), net to be approximately $10 million in income, which is attributable to the amortization of certain components of net periodic benefit costs or gains related to the Company’s pension and post-retirement plans.

Income Taxes: For the third quarter 2026, the Company’s effective tax rate was 20.5 percent. For the fourth quarter 2026, the Company expects its effective tax rate to be approximately 20.0 percent compared to last year’s 5.2 percent, which benefited from a one-time tax adjustment of $18.5 million, or $0.59 per share, related to the Company’s deferred tax assets and liabilities.

Capital and Vessel Dry-docking Expenditures: For the third quarter 2026, the Company made capital expenditure payments excluding vessel construction expenditures of $41.8 million, vessel construction expenditures (including capitalized interest and owner’s items) of $52.5 million, and dry-docking payments of $15.9 million. For the full year 2026, the Company expects to make capital expenditure payments, including maintenance capital expenditures, of approximately $130 million, vessel construction expenditures (including capitalized interest and owner’s items) of approximately $375 million, and dry-docking payments of approximately $45 million.

CONSOLIDATED RESULTS OF OPERATIONS

Consolidated Results – Three months ended September 30, 2026 compared with 2025:

	Three Months Ended September 30,
(Dollars in millions, except per share amounts)	2026	2025	Change
Operating revenue	$1,113.5	$880.1	$233.4	26.5%
Operating costs and expenses	(858.3)	(719.1)	(139.2)	19.4%
Operating income	255.2	161.0	94.2	58.5%
Interest income	5.1	7.6	(2.5)	(32.9)%
Interest expense, net	(1.6)	(1.8)	0.2	(11.1)%
Other income (expense), net	4.6	2.1	2.5	119.0%
Income before taxes	263.3	168.9	94.4	55.9%
Income taxes	(53.9)	(34.2)	(19.7)	57.6%
Net income	$209.4	$134.7	$74.7	55.5%
Basic earnings per share	$7.03	$4.28	$2.75	64.3%
Diluted earnings per share	$6.96	$4.24	$2.72	64.2%

Consolidated Operating Revenues for the three months ended September 30, 2026 increased by $233.4 million, or 26.5 percent, compared to the three months ended September 30, 2025. The increase was due to an increase in Ocean Transportation revenue of $173.0 million and an increase in Logistics revenue of $60.4 million.

Operating Costs and Expenses for the three months ended September 30, 2026 increased by $139.2 million, or 19.4 percent, compared to the three months ended September 30, 2025. The increase was due to an increase in Ocean Transportation operating costs and expenses of $81.3 million and an increase in Logistics operating costs and expenses of $57.9 million.

Operating Income for the three months ended September 30, 2026 increased by $94.2 million, or 58.5 percent, compared to the three months ended September 30, 2025. The increase was due to an increase in Ocean Transportation operating income of $91.7 million and an increase in Logistics operating income of $2.5 million.

Changes in operating revenue, operating costs and expenses, and operating income are further described below in the Analysis of Operating Revenue and Income by Segment.

Interest Income was $5.1 million for the three months ended September 30, 2026, compared to $7.6 million for the three months ended September 30, 2025. The decrease in interest income for the three months ended September 30, 2026, compared to the three months ended September 30, 2025, was due to lower amounts of cash and cash equivalents, and CCF funds that were invested in interest bearing accounts during the three months ended September 30, 2026.

Interest Expense, Net was $1.6 million for the three months ended September 30, 2026, compared to $1.8 million for the three months ended September 30, 2025. Interest expense, net incurred during the quarter ended September 30, 2026 was lower due to a reduction in outstanding debt during the period, and was offset by capitalized interest related to the construction of three new vessels for the three months ended September 30, 2026, compared to the three months ended September 30, 2025.

Other Income (Expense), Net was $4.6 million for the three months ended September 30, 2026, compared to $2.1 million for the three months ended September 30, 2025. Other income (expense), net relates to the amortization of certain components of net periodic benefit costs or gains related to the Company’s pension and post-retirement plans. The increase in other income (expense), net was due to favorable adjustments recorded during the period related to the Company’s pension and post-retirement plan liabilities.

Income Taxes were $53.9 million, or 20.5 percent of income before taxes, for the three months ended September 30, 2026, compared to $34.2 million, or 20.2 percent of income before taxes, for the three months ended September 30, 2025. The effective tax rates for the three months ended September 30, 2026 and September 30, 2025 benefited from discrete tax adjustments that lowered the effective tax rates for those periods.

Consolidated Results – Nine months ended September 30, 2026 compared with 2025:

	Nine Months Ended September 30,
(Dollars in millions, except per share amounts)	2026	2025	Change
Operating revenue	$2,840.7	$2,492.6	$348.1	14.0%
Operating costs and expenses	(2,365.2)	(2,136.5)	(228.7)	10.7%
Operating income	475.5	356.1	119.4	33.5%
Interest income	16.2	25.0	(8.8)	(35.2)%
Interest expense, net	(4.8)	(5.2)	0.4	(7.7)%
Other income (expense), net	8.2	6.9	1.3	18.8%
Income before taxes	495.1	382.8	112.3	29.3%
Income taxes	(99.7)	(81.1)	(18.6)	22.9%
Net income	$395.4	$301.7	$93.7	31.1%
Basic earnings per share	$13.14	$9.40	$3.74	39.8%
Diluted earnings per share	$13.01	$9.28	$3.73	40.2%

Consolidated Operating Revenues for the nine months ended September 30, 2026 increased by $348.1 million, or 14.0 percent, compared to the nine months ended September 30, 2025. The increase was due to an increase in Ocean Transportation revenue of $233.9 million and an increase in Logistics revenue of $114.2 million.

Operating Costs and Expenses for the nine months ended September 30, 2026 increased by $228.7 million, or 10.7 percent, compared to the nine months ended September 30, 2025. The increase was due to an increase in Ocean Transportation operating costs and expenses of $115.8 million and an increase in Logistics operating costs and expenses of $112.9 million.

Operating Income for the nine months ended September 30, 2026 increased by $119.4 million, or 33.5 percent, compared to the nine months ended September 30, 2025. The increase was due to an increase in Ocean Transportation operating income of $118.1 million and an increase in Logistics operating income of $1.3 million.

Changes in operating revenue, operating costs and expenses, and operating income are further described below in the Analysis of Operating Revenue and Income by Segment.

Interest Income was $16.2 million for the nine months ended September 30, 2026, compared to $25.0 million for the nine months ended September 30, 2025. The decrease in interest income for the nine months ended September 30, 2026, compared to the nine months ended September 30, 2025, was due to lower amount of CCF funds that were invested in interest bearing accounts during the nine months ended September 30, 2026.

Interest Expense, Net was $4.8 million for the nine months ended September 30, 2026, compared to $5.2 million for the nine months ended September 30, 2025. Interest expense, net incurred during the nine months ended September 30, 2026 was lower due to a reduction in outstanding debt during the period, and was offset by capitalized interest related to the construction of three new vessels for the nine months ended September 30, 2026, compared to the nine months ended September 30, 2025.

Other Income (Expense), Net was $8.2 million for the nine months ended September 30, 2026, compared to $6.9 million for the nine months ended September 30, 2025. Other income (expense), net relates to the amortization of certain components of net periodic benefit costs or gains related to the Company’s pension and post-retirement plans. The increase in other income (expense), net was due to favorable adjustments recorded during the period related to the Company’s pension and post-retirement plan liabilities.

Income Taxes were $99.7 million, or 20.1 percent of income before taxes, for the nine months ended September 30, 2026, compared to $81.1 million, or 21.2 percent of income before taxes, for the nine months ended September 30, 2025. The effective tax rate for the nine months ended September 30, 2026, benefited from higher discrete tax adjustments related to share-based payment awards and other adjustments that lowered the effective tax rate for that period, compared to the same prior year period.

ANALYSIS OF OPERATING REVENUE AND INCOME BY SEGMENT

Ocean Transportation Operating Results – Three months ended September 30, 2026 compared with 2025:

	Three Months Ended September 30,
(Dollars in millions)	2026	2025	Change
Ocean Transportation revenue	$891.3	$718.3	$173.0	24.1%
Operating costs and expenses	(652.2)	(570.9)	(81.3)	14.2%
Operating income	$239.1	$147.4	$91.7	62.2%
Operating income margin	26.8%	20.5%

Volume by Service (Forty-foot equivalent units (FEU)) (1)
Hawaii containers	36,200	36,300	(100)	(0.3)%
Alaska containers	22,000	23,100	(1,100)	(4.8)%
China containers (2)	40,500	34,900	5,600	16.0%
Guam containers	4,800	4,600	200	4.3%
Other containers (3)	4,300	4,600	(300)	(6.5)%
(1)	Approximate volume included for the period is based on the voyage departure date, but revenue and operating income are adjusted to reflect the percentage of revenue and operating income earned during the reporting period for voyages in transit at the end of each reporting period.
(2)	Includes containers from China and other Asia origins.
(3)	Includes containers from services in various islands in Micronesia and the South Pacific, and Okinawa, Japan.

Ocean Transportation revenue increased $173.0 million, or 24.1 percent, during the three months ended September 30, 2026, compared with the three months ended September 30, 2025. The increase was primarily due to higher freight rates and volume in the China service and an increase in fuel-related surcharge revenue.

On a year-over-year FEU basis, Hawaii service container volume decreased 0.3 percent primarily due to lower general demand; Alaska service volume decreased 4.8 percent primarily due to lower southbound seafood volume and an additional northbound sailing in the year ago period; China service volume increased 16.0 percent primarily due to strong freight demand, particularly compared with last year’s muted peak season; Guam service volume increased 4.3 percent; and Other containers volume decreased 6.5 percent.

Ocean Transportation operating income increased $91.7 million, or 62.2 percent, during the three months ended September 30, 2026, compared with the three months ended September 30, 2025. The increase was primarily due to a higher contribution from the China service and higher fuel-related surcharge revenue, partially offset by higher vessel operating expense primarily due to higher fuel-related costs.

The Company’s SSAT terminal joint venture investment contributed $7.4 million during the three months ended September 30, 2026, compared to $9.3 million during the three months ended September 30, 2025. The decrease was primarily due to lower lift volume.

Ocean Transportation Operating Results – Nine months ended September 30, 2026 compared with 2025:

	Nine Months Ended September 30,
(Dollars in millions)	2026	2025	Change
Ocean Transportation revenue	$2,265.2	$2,031.3	$233.9	11.5%
Operating costs and expenses	(1,827.5)	(1,711.7)	(115.8)	6.8%
Operating income	$437.7	$319.6	$118.1	37.0%
Operating income margin	19.3%	15.7%

Volume by Service (Forty-foot equivalent units (FEU)) (1)
Hawaii containers	105,500	108,000	(2,500)	(2.3)%
Alaska containers	62,500	64,500	(2,000)	(3.1)%
China containers (2)	103,500	95,700	7,800	8.2%
Guam containers	13,700	13,300	400	3.0%
Other containers (3)	11,500	12,400	(900)	(7.3)%
(1)	Approximate volume included for the period is based on the voyage departure date, but revenue and operating income are adjusted to reflect the percentage of revenue and operating income earned during the reporting period for voyages in transit at the end of each reporting period.
(2)	Includes containers from China and other Asia origins.

(3)	Includes containers from services in various islands in Micronesia and the South Pacific, and Okinawa, Japan.

Ocean Transportation revenue increased $233.9 million, or 11.5 percent, during the nine months ended September 30, 2026, compared with the nine months ended September 30, 2025. The increase was primarily due to higher freight rates and volume in the China service and an increase in fuel-related surcharge revenue.

On a year-over-year FEU basis, Hawaii service container volume decreased 2.3 percent primarily due to lower general demand; Alaska service volume decreased 3.1 percent primarily due to lower seafood volume; China service volume increased 8.2 percent primarily due to significantly higher demand compared with the prior year, when the April 2025 tariffs disrupted Transpacific demand and contributed to a muted peak season; Guam service volume increased 3.0 percent; and Other containers volume decreased 7.3 percent.

Ocean Transportation operating income increased $118.1 million, or 37.0 percent, during the nine months ended September 30, 2026, compared with the nine months ended September 30, 2025. The increase was primarily due to a higher contribution from the China service and higher fuel-related surcharge revenue, partially offset by higher vessel operating expense primarily due to higher fuel-related costs.

The Company’s SSAT terminal joint venture investment contributed $17.2 million during the nine months ended September 30, 2026, compared to $23.2 million during the nine months ended September 30, 2025. The decrease was primarily due to lower lift volume.

Logistics Operating Results – Three months ended September 30, 2026 compared with 2025:

	Three Months Ended September 30,
(Dollars in millions)	2026	2025	Change
Logistics revenue	$222.2	$161.8	$60.4	37.3%
Operating costs and expenses	(206.1)	(148.2)	(57.9)	39.1%
Operating income	$16.1	$13.6	$2.5	18.4%
Operating income margin	7.2%	8.4%

Logistics revenue increased $60.4 million, or 37.3 percent, during the three months ended September 30, 2026, compared with the three months ended September 30, 2025. The increase was primarily due to higher revenue in transportation brokerage.

Logistics operating income increased $2.5 million, or 18.4 percent, during the three months ended September 30, 2026, compared with the three months ended September 30, 2025. The increase was primarily due to higher contributions from transportation brokerage and freight forwarding, partially offset by a lower contribution from warehousing.

Logistics Operating Results – Nine months ended September 30, 2026 compared with 2025:

	Nine Months Ended September 30,
(Dollars in millions)	2026	2025	Change
Logistics revenue	$575.5	$461.3	$114.2	24.8%
Operating costs and expenses	(537.7)	(424.8)	(112.9)	26.6%
Operating income	$37.8	$36.5	$1.3	3.6%
Operating income margin	6.6%	7.9%

Logistics revenue increased $114.2 million, or 24.8 percent, during the nine months ended September 30, 2026, compared with the nine months ended September 30, 2025. The increase was primarily due to higher revenue in transportation brokerage.

Logistics operating income increased $1.3 million, or 3.6 percent, during the nine months ended September 30, 2026, compared with the nine months ended September 30, 2025. The increase was primarily due to higher contributions from transportation brokerage and freight forwarding, partially offset by a lower contribution from warehousing.

LIQUIDITY AND CAPITAL RESOURCES

The Company’s primary sources of liquidity are its cash flows generated from operating activities and its debt. Sources of liquidity available to the Company as of September 30, 2026 compared to December 31, 2025 were as follows:

Cash and Cash Equivalents, Accounts Receivable and CCF: Cash and cash equivalents, accounts receivable and CCF as of September 30, 2026 compared to December 31, 2025 were as follows:

	September 30,	December 31,
(In millions)	2026	2025	Change
Cash and cash equivalents	$221.9	$141.9	$80.0
Accounts receivable, net (1)	$367.4	$256.8	$110.6
CCF - cash and cash equivalents, and investments account	$298.6	$532.7	$(234.1)
(1)	Eligible accounts receivable of $82.6 million and $82.3 million at September 30, 2026 and December 31, 2025, respectively, were assigned to the CCF. The Company’s CCF is described in Note 7 of Part I, Item 1 above.

Changes in the Company’s cash and cash equivalents for the nine months ended September 30, 2026, compared to the nine months ended September 30, 2025, are as follows:

	Nine Months Ended September 30,
(In millions)	2026	2025	Change
Net cash provided by operating activities (1)	$460.6	$370.2	$90.4
Net cash used in investing activities (2)	(112.0)	(236.4)	124.4
Net cash used in financing activities (3)	(268.6)	(307.9)	39.3
Net increase (decrease) in cash and cash equivalents	80.0	(174.1)	254.1
Cash and cash equivalents, beginning of the period	141.9	266.8	(124.9)
Cash and cash equivalents, end of the period	$221.9	$92.7	$129.2

(1) Changes in net cash provided by operating activities:

Changes in net cash provided by operating activities for the nine months ended September 30, 2026, compared to the nine months ended September 30, 2025, were due to the following:

(In millions)	Change
Net income	$93.7
Non-cash depreciation and amortization	2.3
Non-cash amortization of operating lease right-of-use assets	6.1
Deferred income taxes, net	(9.6)
Other non-cash related changes, net	12.1
Income and distribution from SSAT, net	6.0
Accounts receivable, net	(101.8)
Prepaid expenses and other assets	(12.6)
Accounts payable, accruals and other liabilities	97.7
Operating lease assets and liabilities, net	(1.2)
Deferred dry-docking payments	(2.5)
Other long-term liabilities	0.2
Total	$90.4

Net income was $395.4 million for the nine months ended September 30, 2026, compared to $301.7 million for the nine months ended September 30, 2025. Income from SSAT was $17.2 million for the nine months ended September 30, 2026, compared to $23.2 million for the nine months ended September 30, 2025. The decrease in income from SSAT was primarily due to lower lift volume during the nine months ended September 30, 2026, compared to the same prior year period. There were no distributions received from SSAT during the nine months ended September 30, 2026 and 2025. Changes in accounts receivable, net were primarily due to an increase in revenue and the timing of collections associated with those receivables. Changes in accounts payable, accruals and other liabilities were due to higher liability balances resulting from higher operating costs and the timing of payments associated with those liabilities. Deferred dry-docking payments for the nine months ended September 30, 2026 were $40.5 million, compared to $38.0 million for the nine months ended September 30, 2025. Changes in deferred dry-docking are primarily due to the timing of vessel dry-dock related activities and the payments associated with those activities.

(2) Changes in net cash used in investing activities:

Changes in net cash used in investing activities for the nine months ended September 30, 2026, compared to the nine months ended September 30, 2025, were due to the following:

(In millions)	Change
Cash deposits and interest into the CCF	$101.2
Withdrawals from the CCF	112.2
Vessel construction expenditures	(110.6)
Capital expenditures (excluding vessel construction expenditures)	19.5
Proceeds from disposal of property and equipment, net	2.1
Total	$124.4

During the nine months ended September 30, 2026, cash deposits into the CCF included $11.1 million of interest income and $2.2 million from the repurchase of assigned accounts receivable, compared to $13.8 million of interest income and $100.7 million from the repurchase of assigned accounts receivable for the same prior year period. During the nine months ended September 30, 2026, cash withdrawals from the CCF for the payment of vessel construction milestone payments were $248.7 million, compared to $136.5 million for the same prior year period. The increase in vessel construction milestone payments was due to progress made in the construction of three new vessels and the timing of related milestone payments. Capital expenditures (excluding vessel construction expenditures) were $97.5 million for the nine months ended September 30, 2026, compared to $117.0 million for the nine months ended September 30, 2025. Capital expenditures (excluding vessel construction expenditures) primarily relate to vessel maintenance related expenditures, the acquisition of containers, chassis and other equipment, and expenditures on other capital related projects. The decrease in capital expenditures for the nine months ended September 30, 2026, compared to the same prior year period primarily related to the timing of when vessel maintenance activities are performed and when expenditures on other capital related projects are incurred.

(3) Changes in net cash used in financing activities:

Changes in net cash used in financing activities for the nine months ended September 30, 2026, compared to the nine months ended September 30, 2025, were due to the following:

(In millions)	Change
Repurchase of Matson common stock	$45.7
Shares withheld for taxes related to settlement of restricted stock units	(8.8)
Dividends paid	0.3
Payments of deferred loan fees	2.1
Total	$39.3

During the nine months ended September 30, 2026, the Company paid $180.1 million to repurchase Matson common stock, compared to $225.8 million during the nine months ended September 30, 2025. During the nine months ended September 30, 2026, the Company paid $30.0 million in scheduled fixed interest debt payments, compared to $30.0 million during the nine months ended September 30, 2025. During the nine months ended September 30, 2026, the Company paid $25.1 million in withholding taxes related to vested restricted stock units, compared to $16.3 million during the nine months ended September 30, 2025. During the nine months ended September 30, 2026, the Company paid $33.4 million in dividends, compared to $33.7 million during the nine months ended September 30, 2025. The decrease in dividend payments was due to a reduction in common stock outstanding, partially offset by an increase in dividends declared per share of common stock by the Company.

Working Capital: The Company had a working capital surplus of $62.8 million at September 30, 2026, compared to a working capital deficit of $55.5 million at December 31, 2025. Working capital is primarily impacted by the amount of net cash provided by operating activities, the amount of capital expenditures, the timing of collections associated with accounts receivable, prepaid expenses and other assets, and by the amount and timing of payments associated with accounts payable, accruals, income taxes and other liabilities. The increase in the Company’s working capital at September 30, 2026, compared to December 31, 2025 is primarily due to an increase in cash and cash equivalents as described above.

Capital Construction Fund: The Company’s CCF is described in Note 7 of Part I, Item 1 above. The Company utilizes its CCF to fund milestone payments for the construction of three new vessels. Cash on deposit and CCF investments as of September 30, 2026 and December 31, 2025 are as follows:

	September 30,	December 31,
(In millions)	2026	2025	Change
CCF - Cash and cash equivalents, and investments account	$298.6	$532.7	$(234.1)

The Company’s CCF decreased by $234.1 million during the nine months ended September 30, 2026 due to vessel milestone payments of $246.5 million, offset by approximately $12.4 million of cash deposited into the CCF.

The following represents the estimated timing of future milestone payments under the vessel construction agreements as of September 30, 2026:

	Paid	Future Milestone Payments
Vessel Construction Obligations (in millions)	As of September 30, 2026	Remainder of 2026	2027	2028	2029	Thereafter	Total
Three Aloha Class Containerships	$673.3	$110.2	$196.7	$22.3	$2.9	$—	$1,005.4

Debt: The Company’s debt is described in Note 8 of Part I, Item 1 above. The Company utilizes a mix of fixed and variable debt for liquidity and to fund the Company’s operations. Total Debt as of September 30, 2026 and December 31, 2025 consisted of the following:

	September 30,	December 31,
(In millions)	2026	2025	Change
Variable interest debt - Revolving credit facility	$—	$—	$—
Fixed interest debt - Title XI debt and private placement term loans	331.2	361.2	(30.0)
Total Debt (excluding deferred loan fees)	$331.2	$361.2	$(30.0)

Total Debt decreased by $30.0 million during the nine months ended September 30, 2026, compared to December 31, 2025, due to scheduled fixed interest debt repayments.

As of September 30, 2026, the Company had $544.2 million of remaining borrowing availability under the revolving credit facility.

Capital Expenditures: Except as described below, during the nine months ended September 30, 2026, there were no material changes to the Company’s expected capital expenditures for the year ending December 31, 2026 as described in Part II, Item 7 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2025.

For the full year 2026, the Company expects to make capital expenditure payments, including maintenance capital expenditures, of approximately $130 million, vessel construction expenditures (including capitalized interest and owner’s items) of approximately $375 million, and dry-docking payments of approximately $45 million.

Repurchase of Shares: During the three and nine months ended September 30, 2026, the Company repurchased approximately 0.3 million and 1.0 million shares for a total cost of $59.8 million and $182.0 million, respectively. During the three and nine months ended September 30, 2025, the Company repurchased approximately 0.6 million and 2.0 million shares for a total cost of $66.4 million and $229.3 million, respectively. The amount of shares repurchased by the Company during any period is dependent on the amount of available cash and cash equivalents, the Company’s stock price and other factors.

The maximum number of remaining shares that may be repurchased under the Company’s share repurchase program was approximately 3.1 million shares at September 30, 2026.

Other Material Cash Requirements: During the nine months ended September 30, 2026, there were no material changes to the Company’s other material cash requirements for the year ending December 31, 2026 as described in Part II, Item 7 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2025.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

There have been no changes during the three and nine months ended September 30, 2026 to the Company’s critical accounting policies and estimates as described in Part II, Item 7 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2025.

OTHER MATTERS

Dividends: The Company’s third quarter 2026 cash dividend of $0.38 per share was paid on September 3, 2026. On October 20, 2026, the Company’s Board of Directors declared a cash dividend of $0.38 per share payable on December 3, 2026 to shareholders of record on November 5, 2026.

New Accounting Pronouncements: See Note 2 of Part I, Item 1 above for information on new accounting pronouncements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes to the Company’s market risk position during the three and nine months ended September 30, 2026 from the information provided under Part II, Item 7A, “Quantitative and Qualitative Disclosures About Market Risk,” of its Annual Report on Form 10-K for the year ended December 31, 2025.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures: The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this report. Based on such evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that, as of September 30, 2026, the Company’s disclosure controls and procedures are effective.

Changes in Internal Control Over Financial Reporting: There were no changes in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the three months ended September 30, 2026, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

The Merchant Marine Act of 1920 (commonly referred to as the Jones Act) regulates all interstate and intrastate marine commerce within the U.S. From time to time, various interests have sought to repeal, amend or waive the Jones Act. For example, in February 2025, a lawsuit was filed in the U.S. District Court for the District of Columbia challenging the Jones Act, arguing that it violates the Port Preference Clause of the U.S. Constitution; the case was dismissed on January 20, 2026. The Jones Act has also been waived after hurricanes and natural disasters or in times of war. If the Jones Act were to be repealed, invalidated, substantially amended or waived and, as a consequence, competitors were to enter the Hawaii or Alaska markets with lower operating costs by utilizing their ability to acquire and operate foreign-flagged and foreign-built vessels and/or being exempt from other U.S. regulations, the Company’s business would be adversely affected. In addition, the Company’s position as a U.S. citizen operator of Jones Act vessels would be negatively impacted if periodic efforts and attempts by foreign interests, including recent campaigns by foreign governments, to circumvent or repeal certain aspects of the Jones Act were successful. If maritime cabotage services were included in international trade agreements, or if the restrictions contained in the Jones Act were otherwise altered, the shipping of cargo between covered U.S. ports could be opened to foreign-flagged or foreign-built vessels, which could have other adverse impacts to our business.

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

The Company has faced and may continue to face new competition from established or start-up shipping operators that enter into the Company’s markets. The shipping industry is competitive with limited barriers to entry. Ocean carriers can shift vessels in and out of tradelanes or charter vessels to manage capacity and meet customer demands. The Company also competes with air freight carriers, some of which are able to offer more attractive schedules and services, or to increase capacity. The entry of a new competitor or the addition of new vessels or capacity by existing competitors on any of the Company’s existing routes could result in a significant increase in available shipping capacity that could have an adverse effect on the Company’s volume and rates.

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

The Company may face direct liability for claims arising from the negligent selection, retention or supervision of third-party carriers.

The Company’s Logistics business arranges transportation services provided by third-party carriers. As a result, the Company is subject to claims arising from accidents, cargo loss, theft or damage, personal injury, property damage and loss of life involving carriers it does not own or operate. Potential liability associated with accidents may be significant and occurrences are unpredictable. In addition to claims arising from carrier accidents generally, the Company may be named as a defendant in lawsuits seeking to hold it directly liable for the negligent selection, retention or supervision of the third-party carriers that transport freight the Company brokers or otherwise arranges. In recent years, the number of such claims asserted against freight brokers, and the size of jury verdicts and settlements in cases involving motor carrier accidents, have increased significantly. Any of the foregoing could have a material adverse effect on the Company’s business, reputation, financial condition, results of operations and cash flow.

An increase in fuel prices, changes in the Company’s ability to collect fuel-related surcharges, and/or the cost or limited availability of required fuels may adversely affect the Company’s profits.

Fuel, including liquefied natural gas (“LNG”) fuels and biofuels, is a significant operating expense for the Company’s Ocean Transportation business. The price and supply of fuel are difficult to predict and fluctuate based on events beyond the Company’s control, including impacts from global macroeconomic conditions, geopolitical events and governmental policies. Increases in the price of fuel may adversely affect the Company’s results of operations. Any such increases also can lead to increases in other expenses, such as energy costs and costs to purchase outside transportation services. In the Company’s Ocean Transportation and Logistics segments, the Company utilizes fuel-related surcharges, although increases in the fuel-related surcharges may adversely affect the Company’s competitive position and may not correspond exactly with the timing of increases in fuel expense. Changes in the Company’s ability to collect fuel-related surcharges, including recovery of all or most fuel-related expenses, also may adversely affect its results of operations.

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

The Company’s vessel construction agreements with Hanwha Philly Shipyard subject the Company to risks.

On November 1, 2022, MatNav and Hanwha Philly Shipyard entered into vessel construction agreements pursuant to which Hanwha Philly Shipyard will construct three new 3,400-TEU Aloha Class dual-fuel capable containerships, with expected delivery dates during the first quarter 2027, the third quarter 2027 and the second quarter 2028. Failure of any party to the vessel construction agreements to fulfill its obligations under the agreements could have an adverse effect on the Company’s financial condition and results of operations. Such a failure could happen for a variety of reasons, including but not limited to (i) delivery delays, (ii) delivery of vessels that fail to meet any of the required operating specifications (for example, capacity, fuel efficiency or speed), (iii) events in South Korea that prevent one or more significant subcontractors to Hanwha Philly Shipyard from performing, (iv) loss of key personnel at either Hanwha Philly Shipyard or any of its subcontractors, (v) work stoppages or other labor disruptions that may occur as a result of the failure of Hanwha Philly Shipyard to negotiate collective bargaining agreements with its unions, (vi) the insolvency of, or the refusal or inability to perform for any reason, by Hanwha Philly Shipyard or any of its subcontractors, (vii) the ability of Hanwha Ocean and Hanwha Systems to integrate Hanwha Philly Shipyard successfully into their global operations, or (viii) delays in the construction of vessels scheduled to be completed before the Company’s vessels. Significant delays in the delivery of the new vessels could delay the Company’s ability to upsize the CLX service, which could also have an adverse impact on the Company’s business, financial condition, results of operations and cash flow.

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

Such events could interfere with the Company’s ability to provide on-time scheduled service, require evacuation of personnel or stoppage of services, or impact the Company’s customer’s operations, resulting in increased expenses and potential loss of business associated with such events. In addition, severe weather and natural disasters can result in interference with the Company’s or its partners’ terminal operations. These impacts could be particularly acute in Hawaii, Alaska and Guam given the local economies’ dependence on these ports for ocean cargo, and in ports such as Dutch Harbor and Kodiak, Alaska where the Company is dependent on a single crane. The occurrence of any of these events may result in damage to or loss of terminals, port facilities and infrastructure, cranes, vessels, containers, cargo and other equipment, increased maintenance expense, loss of life or physical injury to its employees or people, pollution, or the slow down or suspension of operations. For example, damage to the Company’s vessels could require repair at a dry-docking facility. The costs of repairs may be substantial which may adversely affect the Company’s business, financial condition, results of operation and cash flow. Further, the Company may be unable to find space at a suitable dry-docking facility, the vessels may be forced to wait for space or be towed to a different facility, all of which could result in additional expenses and delays and may adversely affect the Company’s business. These events can also expose the Company to reputational harm and liability for resulting damages, including for loss of life and property, and possible penalties that, pursuant to typical maritime industry policies, it must pay and then seek reimbursement from its insurer. Affected vessels may also be removed from service and thus would be unavailable for income-generating activity.

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

The Company has completed the first phase of renovating and modernizing its Sand Island terminal in Honolulu Harbor. However, significant upgrades remain, including the long-term expansion program at the Sand Island terminal and projects to improve resiliency to risks from events such as severe weather and natural disasters. While reconstruction of the Port of Alaska has begun, significant upgrades are needed to improve operational safety and efficiency, accommodate modern shipping operations, and improve resiliency, including to mitigate risks due to severe weather events and natural disasters. For example, the aging cranes and dock facilities of the port are increasingly exposed to the risk of failure due to corrosion, deterioration, and the loss of load-bearing capacity particularly in the event of extreme seismic events or other natural disasters. The Company has purchased three used utility-powered cranes for the new terminal to replace the aging cranes. Regulatory, construction or other delays or cost overruns related to the expansion and modernization of the terminals as well as delays or cost overruns related to the refurbishing, delivery and commissioning of the cranes, could have an adverse impact on the Company’s business plans, financial condition, results of operations and cash flow. In addition, the terminal modernization programs may not result in improved operational productivity or improved resiliency to severe weather events, extreme seismic events or other natural disasters or generate expected returns.

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

The Company is highly dependent on the proper functioning of its information technology systems to enable operations and compete effectively. The Company regularly updates its information technology systems or implements new systems, which could cause substantial business interruption. There is no assurance that the systems upgrades or new systems will meet the Company’s current or future business needs, or that they will operate as designed. In addition, adoption of new and rapid changes in technology, including artificial intelligence (“AI”) applications, may impact the transportation and logistics industry. If Matson does not appropriately adapt its operations to these new technologies as quickly or effectively as its competitors, the Company’s business could be adversely affected.

The Company is increasingly evaluating, adopting and integrating AI, including generative AI and machine learning, into its systems and business processes. The Company also relies on third-party providers with AI embedded into their products and services. AI technologies are new, complex and rapidly evolving; the Company may be unable to implement AI effectively or to realize anticipated operational efficiencies or benefits. In addition, AI models and tools may produce output that is inaccurate, incomplete, outdated, biased or otherwise flawed, including “hallucinations” or other erroneous results that may be difficult to detect. If the Company or its personnel rely on flawed AI output, the Company could make poor operational or business decisions, experience disruptions, or expose its customers, employees or the Company to harm, any of which could damage the Company’s reputation, subject the Company to liability, or otherwise adversely affect its business.

The Company’s information technology systems also rely on third-party service providers for access to the Internet, satellite-based communications systems, the electric grid, database storage facilities and telecommunications providers. The Company has no control over the operations of these third-party service providers. In the past, disruptions in the Company’s third-party service providers have impacted the Company’s operations, including the Company’s ability to book and manage freight, stow vessels and process customs declarations. Some of the Company’s employees work from home or remotely, increasing the Company’s dependence on its information technology systems and third-party providers during those times. If the Company’s information technology and communications systems, including any AI-embedded systems or tools, experience reliability issues, integration or compatibility concerns, defects or errors in AI models or the data on which they rely, or if the Company’s third-party providers are unable to perform effectively or experience disruptions, cyber attacks or failures, there could be an adverse impact on the availability and functioning of the Company’s information technology and communications systems, which could lead to business disruption or inefficiencies, reputational harm or loss of customers.

The Company’s information technology systems have in the past and may in the future be exposed to cybersecurity risks and other disruptions that could impair the Company’s ability to operate and adversely affect its business.

The Company relies extensively on its information technology systems and third-party service providers in many aspects of its business, including cloud services for accounting, billing, disbursement, cargo booking and tracking, vessel scheduling and stowage, equipment tracking, customer service, banking, payroll and employee communication systems. The Company also collects, stores and transmits sensitive data, including its proprietary business information and that of its customers, and personally identifiable information of its customers and employees. The Company’s practices, policies and other efforts, including as described in Part I, Item 1C of the Company’s Annual Report on Form 10-K for the year ended December 31, 2025, may not be sufficient to prevent, detect or remediate all cybersecurity risks or other disruptions, and the Company and its service providers have in the past experienced and may in the future experience cybersecurity incidents, disruptions, threats and vulnerabilities such as malware (including computer viruses and ransomware), software bugs, denial-of-service attacks, phishing, spoofing, deep fakes, identity-based attacks, code injection attacks, cyber terrorism, sabotage, circumvention of security systems (whether physical or virtual), malfeasance, breaches due to employee error, natural disasters, accidents, power disruptions or loss, telecommunications failure, unauthorized access or other catastrophic events or failures at the Company’s facilities, aboard its vessels or at third-party locations. In addition, as AI capabilities improve and are increasingly adopted, cybersecurity attacks perpetrated through the use of AI may proliferate, leading to an increase in the frequency, speed, scale and automation of such attacks.

The use of AI tools, including by the Company’s employees, contractors and third-party providers, may amplify these risks and can, for example, result in the unauthorized use or disclosure of, or unauthorized access to, the Company’s confidential, proprietary or sensitive information, or that of its customers and employees. This risk is heightened if such information is entered into third-party or publicly available AI tools that are not adequately secured or that may use such information to train their models. Any such unauthorized use, disclosure or access could result in the loss of trade-secret protection, breaches of the Company’s confidentiality or other legal or contractual obligations, and other competitive or reputational harm.

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

Deterioration in the Company’s credit profile may have an adverse effect on the Company’s ability to access the private or public debt markets and also may increase its borrowing costs. If the Company’s credit profile deteriorates significantly, its access to the debt capital markets or its ability to renew its committed lines of credit may become restricted, or the Company may not be able to refinance debt at the same levels or on the same terms. Because the Company relies on its ability to draw on its revolving credit facility to support its operations when required, any volatility or disruption in the credit and financial markets or other development that prevents the Company from accessing funds (for example, a lender that does not fulfill its lending obligation) or renewing its revolving credit facility could have an adverse effect on the Company’s financial condition, results of operation and cash flow. Additionally, the Company’s credit agreements generally include an increase in borrowing rates if the Company’s credit profile deteriorates. Furthermore, the Company incurs interest under its revolving credit facility based on floating rates. Floating rate debt creates higher debt service requirements as market interest rates increase, and high interest rates can adversely affect the Company’s cash flow and results of operations. Disruptions to the credit markets as a result of macroeconomic, geopolitical, or financial market developments could increase the Company’s cost of capital and limit the Company’s access to capital.

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

The Company contributes to various multi-employer pension plans. In the event of a partial or complete withdrawal by the Company from any plan that is underfunded, the Company would be liable for a proportionate share of such plan’s unfunded vested benefits (see Note 11 to the Consolidated Financial Statements in Item 8 of Part II of the Company’s Annual Report on Form 10-K for the year ended December 31, 2025). Based on the limited information available from plan administrators, which the Company cannot independently validate, the Company believes that its portion of the contingent liability in the case of a full withdrawal or termination may be material to its financial condition, results of operations and cash flow. If any other contributing employer withdraws from any plan that is underfunded, and such employer (or any member of its controlled group) cannot satisfy its obligations under the plan at the time of withdrawal, then the Company, along with the other remaining contributing employers, would be liable for its proportionate share of such plan’s unfunded vested benefits. In addition, if any of the multi-employer plans to which the Company contributes fails to satisfy the minimum funding requirements, the Internal Revenue Service will impose certain penalties and taxes on the Company and other contributing employers.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(c) Purchases of Equity Securities by the Issuer and Affiliated Purchases: The following is the summary of Matson shares that were repurchased under the Company’s share repurchase program during the three months ended September 30, 2026:

			Total Number of	Maximum Number
			Shares Purchased	of Shares that May
	Total Number of		as Part of Publicly	Yet Be Purchased
	Shares	Average Price	Announced Plans or	Under the Plans or
Period	Purchased	Paid Per Share	Programs (1) (2)	Programs
July 1 – 31, 2026	26,542	$198.66	26,542	3,374,636
August 1 – 31, 2026	112,000	217.57	112,000	3,262,636
September 1 – 30, 2026	130,000	227.48	130,000	3,132,636
Total	268,542	$220.52	268,542
(1)	On June 24, 2021, Matson’s Board of Directors approved a share repurchase program of up to 3.0 million shares of common stock, with subsequent approvals for the addition of 3.0 million shares on each of January 27, 2022, August 23, 2022, April 27, 2023, February 27, 2025 and April 23, 2026 for an aggregate total of 18.0 million shares of common stock. The share repurchase program expires on December 31, 2029. Shares will be repurchased in the open market from time to time, and may be made pursuant to a trading plan in accordance with Rule 10b5-1 of the Securities Exchange Act of 1934.
(2)	Amounts exclude shares withheld for employee taxes upon vesting of stock-based awards.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

None.

ITEM 5. OTHER INFORMATION

(c) Trading Plans: During the quarter ended September 30, 2026, no director or Section 16 officer adopted or terminated any Rule 10b5-1 trading arrangements or non-Rule 10b5-1 trading arrangements.

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

MATSON, INC.
(Registrant)

Date: November 5, 2026	/s/ Joel M. Wine
Joel M. Wine
Executive Vice President and
Chief Financial Officer
(principal financial officer)

Date: November 5, 2026	/s/ Kevin L. Stuck
Kevin L. Stuck
Vice President and Controller
(principal accounting officer)